Form 10-K
period 1993-12-31
CHESAPEAKE CORP /VA/
filed 1994-03-07
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                 to

                       Commission file number 1-3203


                           CHESAPEAKE CORPORATION


     Incorporated under the laws                    I.R.S. Employer
          of Virginia                        Identification No. 54-0166880


                           1021 East Cary Street
                               P. O. Box 2350
                       Richmond, Virginia 23218-2350
                      Telephone Number (804) 697-1000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
     Title of each class                          which registered

Common Stock, par value $1                    New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value on February 8, 1994, of the voting stock held by non-affiliates of the registrant was $544 million. In determining this figure, the company has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

23,518,688 shares of the registrant's common stock, par value $1, were outstanding as of February 8, 1994.

     Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1993 are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 27, 1994 are incorporated in Part III by reference.

                              PART I

Item 1.  Business

GENERAL

     Chesapeake Corporation, a Virginia corporation organized in 1918, is a paper and packaging company, whose primary businesses are kraft products, tissue and packaging. Our operating businesses include: Chesapeake Paper Products Company and Chesapeake Forest Products Company (kraft products, building products and woodlands operations); Wisconsin Tissue Mills Inc. (commercial and industrial tissue products); Chesapeake Consumer Products Company (consumer tabletop tissue products); Chesapeake Packaging Co. (point-of-sale displays and specialty packaging, consumer graphic packaging and corrugated shipping containers); and Delmarva Properties, Inc. and Stonehouse Inc. (land development).

    Chesapeake competes in a large, capital-intensive industry. Until several years ago, Chesapeake's products were primarily kraft commodity products manufactured at Chesapeake Paper Products. In commodity markets, selling prices are controlled by total market supply and demand. To be successful in these markets, it is important to maximize production and minimize operating costs. Selling prices and profits for commodity products are usually cyclical and follow general economic conditions.

     During the past several years, Chesapeake has pursued a strategy of focusing on specialty products in markets that management believes have growth potential or in which the Company has or may be able to achieve competitive advantages. The Company's strategy for success with its specialty products is to utilize its recycling expertise creatively, to differentiate itself from its competition by producing products which are distinctive and to utilize its superior ability to respond to customers' requirements. Management believes this strategy allows the Company to achieve less cyclical and greater profits than with commodity products and to better utilize Chesapeake's strengths. During 1993, sales of specialty products were approximately 60% of Chesapeake's total sales. During the last three years, low selling prices for commodity products, such as bleached market pulp and corrugating medium, have offset much of the benefit derived from specialty product sales.

     Because we understand the service needs of our customers, we believe we are able to provide quality products quickly and efficiently. Our decentralized management style allows quick decision making. Our operations are designed to be flexible to changing customer demands and business conditions.

     Our manufacturing and converting processes are capital intensive; property, plant and equipment, including timber and timberlands, comprise approximately 70% of our total assets. Our tissue and kraft operations require major investments in paper machines, fiber preparation equipment and converting equipment. In 1992, the Company completed an eight-year $600 million capital spending program for machinery, equipment and new technology to increase production of specialty products while reducing the company's emphasis on pure commodity products such as brown paperboard and bleached hardwood pulp. About one-half of these expenditures have been for paper machine projects for our kraft and tissue businesses. This program also included a $100 million project for a recovery boiler, evaporators and related equipment for our kraft business. At our other businesses, we have continued to invest in specialized converting and processing equipment needed to meet our strategic goals and customer requirements. During the past nine years, acquisitions have amounted to approximately $200 million. The major acquisition was Wisconsin Tissue, which provided the Company with a significant, immediate presence in the industrial and commercial tissue market. Other acquisitions, primarily in packaging, have benefited the Company with immediate expertise or marketing strength for our future needs and requirements.

     Our businesses are grouped into three major segments: kraft products, tissue and packaging. The information presented in "Notes to Consolidated Financial Statements, Note 14 - Business Segment Information" of the 1993 Annual Report to Stockholders (the "1993 Annual Report") is incorporated herein by reference. Industry segment groupings were changed in 1993 to better reflect the way Chesapeake manages its businesses. Information with respect to the registrant's working capital is set forth under the caption "Financial Review 1991-1993, Liquidity and Capital Structure" of the 1993 Annual Report and is incorporated herein by reference. Information regarding the registrant's anticipated capital spending is set forth under the caption "Financial Review 1991-1993, Capital Expenditures" of the 1993 Annual Report and is incorporated herein by reference.


KRAFT PRODUCTS

     Chesapeake's kraft products segment includes Chesapeake Paper Products Company, our kraft products operations, and Chesapeake Forest Products Company, our woodlands and building products operations, both based in West Point, Virginia. Chesapeake Building Products Company, a wholly owned subsidiary of Chesapeake Forest Products Company, was formed in 1993 with the merger of the company's lumber division and Chesapeake Wood Treating Co.

Chesapeake Paper Products Company

     Chesapeake Paper Products manufactures white top paperboard, which accounts for 80% of the total paperboard product mix, kraft paperboard, kraft paper, corrugating medium and bleached hardwood pulp at its mill located in West Point, Virginia. Paperboard and corrugating medium, the outer and inner materials of a corrugated container, are sold to external and company-owned container and packaging plants. Kraft paper is sold to external converters to make bags and wrappings. Our bleached hardwood pulp is sold primarily to non-pulp producing paper manufacturers which manufacture predominantly printing and writing paper. Most of our customers are located in the eastern half of the United States, primarily in the mid-Atlantic and northeastern states, where we have the advantage of lower freight rates compared to many of our competitors. We also sell to international customers, primarily in Canada and Europe. Our salesforce markets these products to integrated and independent converters and manufacturers. Total shipments from the West Point mill were 798,000 tons in 1993, 721,000 tons in 1992 and 708,000 tons in 1991.

     In 1993, approximately 65% of the raw materials for products from our kraft products mill was virgin wood fiber, with the remainder being recycled fiber recovered through our recycling system. Five company-owned recycling centers collect recycled fiber for the mill. About 76% of the virgin wood fiber used in 1993 was purchased from wood producers or independent timberland owners and the rest was from company-owned timberlands. In addition to our three paper machines and a market pulp machine, the West Point facility includes wood storage, wood pulping, paper recycling and steam and power generation equipment.


Chesapeake Forest Products Company, Woodlands Division

    Chesapeake Forest Products, Woodlands Division owns and actively manages approximately 330,000 acres of timberland located in Virginia, Maryland, Delaware and North Carolina. The primary objective of our woodlands operation is to provide an adequate supply of wood at a competitive cost to our kraft products mill located at West Point. Wood comes from our company-owned lands and from independent landowners. Our foresters use environmentally sound, modern forestry methods intended to ensure a long-term, low-cost fiber supply. Our genetically superior pine seedlings, which are used in our reforestation program on company-owned land and by private landowners, grow quicker and provide higher quality, more uniform fibers at time of harvest than traditional seedlings. We are actively utilizing natural reforestation techniques to generate new hardwood timber stands on company-owned and privately held land.

     For more than 25 years, Chesapeake has participated in research programs that have improved the quality, disease resistance and growth rate of our planted trees.


Chesapeake Building Products Company

     Chesapeake Building Products Company operates four sawmills in Virginia and Maryland, manufacturing pine and hardwood lumber. The raw materials are provided from both company-owned timberlands and from other independent landowners. Our sawmill products are sold by our own salesforce to independent users.

     Substantially all of the assets of the former Chesapeake Wood Treating Co. were conveyed to Universal Forest Products, Inc. under lease and purchase agreements in October 1993. Chesapeake Wood Treating Co. produced chemically treated pine lumber for the home improvement and residential construction markets. Net sales of this business were $85.8 million in 1993, $97.7 million in 1992 and $81.7 million in 1991.


TISSUE

     Chesapeake's tissue segment includes Wisconsin Tissue Mills Inc., which produces tissue for industrial and commercial markets, and Chespeake Consumer Products Company, a converter of tissue products for the consumer market.

Wisconsin Tissue Mills Inc.

      Wisconsin Tissue, acquired in 1985, manufactures napkins, tablecovers, toweling, placemats, wipers and facial and bathroom tissue for commercial and industrial markets at its paper mill and converting facilities located in Menasha, Wisconsin. Our strategy is to provide a full line of disposable products for the commercial and industrial tissue markets. Our 2,200 products are found in full-menu and fast-food restaurants, hotels, motels, clubs, health care facilities, schools and office locations and on airlines.

     The raw material for the paper we manufacture is 100% recycled fiber. Four paper machines manufacture base tissue stock that is converted on over 100 specialized machines. The Company believes that its computerized warehouse inventory and distribution systems give it an advantage over many of its competitors in product shipping efficiency and inventory control. Our tissue products are sold throughout the United States and in Canada by our national salesforce. Shipments by Wisconsin Tissue were 220,000 tons in 1993, 211,000 tons in 1992 and 190,000 tons in 1991.

Chesapeake Consumer Products Company

     The strategic objective of Chesapeake Consumer Products, formed in 1989 from acquired companies and an internally developed product line, is to expand the marketing and distribution of tabletop tissue products. In 1990 the product line was narrowed to focus on napkins, plates, cups, tablecovers and accessories, and in 1992 and 1993 the company reorganized the former Finess portion of the business. With our narrow product focus we believe we can be successful in the highly competitive consumer products marketplace. Our consumer products are sold throughout the United States by our own salesforce and by independent representatives, and can be found in supermarkets, retail chain stores and other mass merchandisers. We have improved our manufacturing process by installing state-of-the-art napkin converting and napkin wrapping machines and adding a new warehouse and shipping area. During 1993, Chesapeake Consumer Products began producing napkins that used flexographic edge-to-edge printing technology.


PACKAGING

Chesapeake Packaging Co.

     Chesapeake  Packaging  has  three  marketing  thrusts:   point-of-sale
displays and specialty packaging, consumer graphic packaging and corrugated shipping containers.

     We believe that our packaging group is a leader in serving the point-of-sale display and specialty packaging needs of major national consumer products companies. Through a network of regional sales and design offices, the point-of-sale group, Chesapeake Display and Packaging Company, provides creative design services to our customers. Our manufacturing facilities utilize modern production, assembly and packaging processes to meet our customers' stringent quality and shipment demands. With the recent consolidation of the company's West Des Moines, Iowa packaging plant into its Sandusky, Ohio facility, at year-end 1993 we had two strategically located point-of-sale display and specialty packaging manufacturing plants and four assembly plants which provide service to customers throughout the United States.

     Our Color-Box facility supplies consumer graphic packaging to customers nationwide that require full litho-laminated point-of-sale packaging. The final phase of a $13 million expansion project to double the capacity of this facility was completed 1993.

     At year-end 1993 we owned seven corrugated container plants that manufactured corrugated boxes and specialty packaging for customers within each plant's geographic area. The raw materials for the packaging plants include paperboard and corrugating medium (purchased both from independent suppliers and from Chesapeake Paper Products) that are converted to make the walls of the packaging unit. Various converting equipment is used to print, cut, slot and glue the container to customer specifications.

     Additional growth is anticipated in graphic packaging and corrugated shipping containers with the January 24, 1994 acquistion of Lawless Holding Corporation by Chesapeake Packaging. This acquisition included the Lawless Container Corporation corrugated container plant in North Tonawanda, New York; corrugated sheet plants in Scotia, New York, LeRoy, New York and Madison, Ohio; and Lawless Packaging and Display, a consumer graphic packaging plant in Buffalo, New York.


OTHER BUSINESSES

Delmarva Properties, Inc. and Stonehouse Inc.

     Delmarva Properties develops and markets land that has potential for value greater than as timberland. Nearly all of Delmarva Properties'
present land inventory of approximately 15,000 acres was formerly timberland owned by Chesapeake Forest Products. Delmarva Properties develops land in Virginia, Maryland and Delaware primarily for residential housing. Sales also include large lots and acreage for others to develop.

     Stonehouse Inc. is managing the planning for development of a new 7,600-acre planned community near Williamsburg, Virginia. The company is in the process of applying for required permits and approvals for this large project. Sales are not anticipated until at least the latter part of the 1990s. Most of Stonehouse's land was formerly timberland owned by Chesapeake Forest Products.


RAW MATERIALS

     The Company's raw materials are readily available at competitive prices.

ENVIRONMENTAL

     The information presented under the caption "Financial Review 1991-1993, Environmental" of the 1993 Annual Report is incorporated herein by reference.

EMPLOYEES

     As of December 31, 1993, the Company had 4,833 employees. The Company believes that its relations with its employees are good. In 1992, the Company reached agreement on five-year collective bargaining agreements with the unions representing employees at the Wisconsin Tissue and Chesapeake Paper Products mills.

COMPETITION AND SEASONALITY

     With its diversity of products, Chesapeake has many customers buying different products and is not dependent on any single customer, or group of customers, in any market segment. Longstanding relationships exist with many of our customers who place orders on a continuing basis. Because of the nature of our business, order backlog is not large. The third and fourth quarters of each year are usually the highest in sales and earnings. Our major businesses generally experience peak activity during the months of August through October.

     Competition is intense in all business segments from much larger companies and from local and regional producers and converters. The Company believes that competitive factors in our industry preclude a meaningful estimate of the number of competitors and, except as noted, the Company's relative competitive position. The Company does not have any appreciable market share in pure commodity products, such as bleached hardwood pulp and brown paperboard. For this reason, the Company has de-emphasized these products to pursue specialty products that we believe will provide less pricing volatility and increased profitability. We believe that, with our strengths of customer service and competitive products, we are well positioned to compete in these specialized markets.

RESEARCH AND DEVELOPMENT

     In addition to forestry research programs, the Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.



Item 2.  Properties

    At year-end 1993, Chesapeake manufactured or converted paper and wood products at 36 facilities in 11 states. The information presented under "Operating Managers and Locations" in the 1993 Annual Report is incorporated herein by reference. The Company owns substantially all of its production facilities, which are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations.

Item 3.  Legal Proceedings

     The   information  presented  in   "Notes  to  Consolidated  Financial
Statements,    Note   10  -  Litigation"  of  the  1993  Annual  Report  is
incorporated herein by reference.
Item 4.  Submission of Matters to a Vote of Security Holders

     None

Executive Officers of the Registrant

     The names and ages of each executive officer of Chesapeake, together with a brief description of the principal occupation or employment of each such person during the last five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are elected at each annual organizational meeting of the board of directors.

J. Carter Fox (54)
  President & Chief Executive Officer since 1980
Paul A. Dresser, Jr. (51)
  Chief Operating Officer since 1991
  Executive Vice President since 1990
  Chief Financial Officer 1981-1991
  Group Vice President-Finance & Administration 1984-1990
Thomas Blackburn (42)
  Group Vice President-Kraft Products since 1991
  President, Chesapeake Paper Products Company and
    Chesapeake Forest Products Company since 1991
  Kraft Products-Executive Vice President 1990-1991
  General Manager, Crossett, Arkansas,
    Georgia-Pacific Corporation 1988-1990
Charles S. Cianciola (60)
  Group Vice President-Tissue Products since 1988
  President, Wisconsin Tissue Mills Inc. since 1988
Samuel J. Taylor (54)
  Group Vice President-Packaging since 1988
  President, Chesapeake Packaging Co. since 1988
J. P. Causey Jr. (50)
  Vice President, Secretary & General Counsel since 1986
John W. Kirk (47)
  Vice President-Strategic Development since 1992
  Controller & Chief Acccounting Officer 1990-1992
  Controller 1981-1992

Andrew J. Kohut (35)
  Vice President-Finance & Chief Financial Officer since 1991
  President and General Manager, Color-Box, Inc. 1989-1991
  Senior Director-Strategic Development 1987-1989
Thomas A. Smith (47)
  Vice President-Human Resources & Assistant Secretary since 1987


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
    Stockholder Matters

     The dividend and stock price information presented under the caption "Recent Quarterly Results" and the information concerning retained earnings available for dividends presented in "Notes to Consolidated Financial Statements, Note 3 - Long-Term Debt" of the 1993 Annual Report are incorporated herein by reference. The Company is listed on the New York Stock Exchange under the symbol - CSK. As of March 2, 1994, there were 7,466 stockholders of record of the Company's common stock.


Item 6.  Selected Financial Data

     The information for the years 1989-1993 presented under the caption "Eleven-Year Comparative Record" of the 1993 Annual Report is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operation

     The information presented under the caption "Financial Review 1991-1993" of the 1993 Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company and subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 1993 Annual Report are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure

     None

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information presented under the captions "Information Concerning Nominees" and "Directors Continuing in Office" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1994 (the "1994 Proxy Statement") is incorporated herein by reference.


Item 11.  Executive Compensation

     The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 1994 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

     The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1994 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information presented under the caption "Certain Transactions" of the 1994 Proxy Statement is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
     Form 8-K

     a.  Documents

       (i)  Financial Statements

            The financial statements incorporated by reference into this report are listed in the Index to Financial
Statements and Schedules on page 13 hereof.


      (ii)  Financial Statement Schedules

            The financial statement schedules filed as a part of this report are listed in the Index to Financial
Statements and Schedules on page 13 hereof.

     (iii)  Exhibits filed or incorporated by reference

            The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 18-19 hereof. Exhibits 10.1 - 10.11 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

     b.  Reports on Form 8-K

            None

                                 SIGNATURES

Pursuant  to the  requirements of  Section 13  or 15(d)  of  the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 CHESAPEAKE CORPORATION
                                     (Registrant)

February 8, 1994                 By  /s/ CHRISTOPHER R. BURGESS
                          Christopher R. Burgess
                                    Controller

Pursuant to the requirements of  the Securities Exchange Act of  1934, this
report has been signed below  by the following persons    on behalf of  the
Registrant and in the capacities indicated.

By                               By  /s/ WALLACE STETTINIUS
   Paul A. Dresser, Jr.             Wallace Stettinius
   Director

By     /s/ J. CARTER FOX           By   /s/ JOHN HOYT STOOKEY            J.
Carter Fox                    John Hoyt Stookey
   Director; President &            Director
   Chief Executive Officer

By    /s/ ROBERT L. HINTZ        By  /s/ RICHARD G. TILGHMAN
   Robert L. Hintz                      Richard G. Tilghman
Director                         Director
By   /s/ WILLIAM D. McCOY        By
   William D. McCoy                 Joseph P. Viviano
   Director

By   /s/ STURE G. OLSSON         By    /s/ H. H. WARNER
   Sture G. Olsson                  Harry H. Warner
   Chairman of the Board            Director
   of Directors

By  /s/ JOHN W. ROSENBLUM        By    /s/ ANDREW J. KOHUT
   John W. Rosenblum                Andrew J. Kohut
   Director                         Vice President & Chief
                                    Financial Officer

By   /s/ FRANK S. ROYAL          By /s/ CHRISTOPHER R. BURGESS        Frank
S. Royal                   Christopher R. Burgess            Director
                 Controller


Each of the above signatures is affixed as of February 8, 1994.

                           CHESAPEAKE CORPORATION

                 Index to Financial Statements and Schedules


     The consolidated balance sheet of Chesapeake Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, including the notes thereto, are presented in the Company's 1993 Annual Report and are incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8, no other data appearing in the 1993 Annual Report is deemed to be "filed" as part of this Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements.

                                                             Page

Report of Independent Accountants ..........................  14


Financial Statement Schedules*
  Schedules for  each of  the three years  in the  period ended
December 31, 1993
  II.  Amounts Receivable from Related Parties and
Underwriters, Promoters and Employees Other Than                    Related
Parties......... ............................  15
   V.  Property, Plant and Equipment........................  16
  VI.  Accumulated Depreciation of Property, Plant  and
Equipment............................................. 17

*Schedules other than those listed above are omitted because they are not applicable or are not required.

                     REPORT OF INDEPENDENT ACC0UNTANTS


To the Stockholders and Board of Directors
Chesapeake Corporation:

     We have audited the consolidated financial statements of Chesapeake Corporation and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which financial statements are included in the 1993 Annual Report to Stockholders of Chesapeake Corporation and incorporated herein by reference. We have also audited the financial statement schedules listed in the index on page 13 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As  discussed  in notes  4,  6 and  13  to the  consolidated financial statements, the company changed its methods of accounting for postretirement benefits other than pensions and accounting for income taxes in 1992.
                                     /s/ COOPERS & LYBRAND

                                     COOPERS & LYBRAND
Richmond, Virginia
January 25, 1994

CHESAPEAKE CORPORATION AND SUBSIDIARIES
SCHEDULE II - AMOUNTS RECEIVABLE (IN EXCESS OF $100,000)
FROM RELATED PARTIES AND UNDERWRITERS,
PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                                        Balance
 at
                                                                      Deductions

             end of
 year                                         Number of
                                  Balance at                          Amounts
collateral
                                  beginning                Amounts    written

         Not
shares at
       Name of debtor(a)          of year     Additions   collected     off
 Current  Current
end of year

                                                               (Dollar amounts
 in thousands)
  Year ended December 31, 1991:
       J. Carter Fox                $103       $   -        $41        $   -
 $ 32     $ 30
13,850




   Year ended December 31, 1992:
       J. Carter Fox               $  62       $   -      $ 62         $   -
 $   -        -
     -



   Year ended December 31, 1993:
                                   $   -       $   -      $   -         $  -
 $   -    $   -
       -

     Note:
     (a) Under the provisions of the Company's stock option plans, five-year loans may be made to individuals in connection with their exercise of options for shares of common stock.
 Outstanding loans bear interest at 9% per annum, mature within five years in installments that comply with applicable rules of the Federal Reserve Board and are collateralized by shares of common stock.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                                        Cost of
                                                                        timber
                                   Balance at   Additions
 harvested
Balance

                                   beginning    at          Sales and   credited
 to   Other     at
 end
                                    of year     Cost        retirements asset
 cost    Changes     of
 year

                                                            (In millions)
     Year ended December 31, 1991
         Land - plant sites     $   11.6       $  .2       $  .6          $   -

     $   -    $
 11.2
         Buildings and structures
                                   111.1         5.5         1.6              -

         -
115.0
         Machinery and equipment   828.8                     36.9 (a)    16.1

         -
 -                                 849.6
         Construction in progress
                                    19.4        47.5 (a)        -             -

         -
66.9
            Subtotals                           970.9                      90.1

    18.3
- -                                      -     1,042.7
         Timber and timberlands     39.7         2.1            -         1.1

         -
40.7

            Totals              $1,010.6       $92.2       $18.3

     $ 1.1    $  -
                                $1,083.4

     Year ended December 31, 1992
         Land - plant sites     $   11.2      $   .1        $   -         $   -

    $   -    $
11.3
         Buildings and structures               115.0                     5.4

      .6
- -                                    3.2 (b)   123.0
         Machinery and equipment                849.6      129.6  (a)    10.7

         -
16.4 (b)                           984.9
         Construction in progress
                                    66.9       (52.1) (a)       -             -

         -
14.8
            Subtotals            1,042.7        83.0                      11.3

         -
19.6                             1,134.0
         Timber and timberlands     40.7                    2.0            .2

     1.1
- -                                   41.4

            Totals              $1,083.4      $ 85.0       $11.5        $ 1.1
   $19.6
$1,175.4

     Year ended December 31, 1993
         Land - plant sites     $   11.3       $  .4       $  .8          $  -
     $   -    $
 10.9
         Buildings and structures  123.0                      12.6        5.5
 -
(.2)                               129.9
         Machinery and equipment                   984.9                   44.4
    30.1
 -                                    .2       999.4
         Construction in progress
                                    14.8         4.9          .4
          -
 -                                  19.3
            Subtotals
                                 1,134.0                    62.3         36.8
         -
 -                               1,159.5
          Timber and timberlands
                                    41.4         1.6         2.5           .7
         -
 39.8

            Totals              $1,175.4       $63.9       $39.3
     $  .7    $  -
                                $1,199.3

     Notes:
        (a)  Major additions
             1991 and 1992 - Number 5 recovery boiler (Chesapeake Paper
 Products)
        (b)  Adoption of SFAS 109

CHESAPEAKE CORPORATION AND SUBSIDIARIES
SCHEDULE VI - ACCUMULATED DEPRECIATION
OF PROPERTY, PLANT AND EQUIPMENT


                                                            Additions
                                          Balance at          charged to
         Balance at
                                            beginning costs and           Other
       end of
                                                                             of
 year  expenses
Retirements                                       changes      year


                                                    (Inmillions)


      Year ended December 31, 1991:
        Buildings and structures               $ 28.8     $ 4.3     $ 1.2     $
 .3        $ 32.2
        Machinery and equipment                 365.6      56.7      13.0
  .3     409.6

            Totals                             $394.4     $61.0     $14.2     $
 .6        $441.8


      Year ended December 31, 1992:
        Buildings and structures               $ 32.2     $ 5.2     $  .5     $
 1.6 (a)
                                                                          $ 38.5
         Machinery and equipment                            409.6
 60.2      9.9  8.7
 (a)                                                          468.6

             Totals                             $441.8     $65.4     $10.4
 $10.3        $507.1


      Year ended December 31, 1993:
         Buildings and structures               $ 38.5     $ 5.1     $ 4.2     $
 (.2)   $ 39.2
         Machinery and equipment                 468.6      64.4      26.9
 .2         506.3

             Totals                             $507.1     $69.5     $31.1
  $   -     $545.5

      Notes:
         (a)  Adoption of SFAS 109

                              EXHIBIT INDEX


 2.1        Asset Purchase Agreement, dated as of September 24, 1993, By
 and   Between   Chesapeake  Building   Products   Company   and  Universal
ForestProducts, Inc.

 2.2 Agreement of Merger, dated as of December 31, 1993, By andAmong Chesapeake Packaging Co., Lawless Acquistion Co., Lawless
Holding Corporation and the Common Shareholders of Lawless Holding
 Corporation
            The registrant agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of the schedules and exhibits to Exhibits 2.1 and 2.2 hereto that are not filed herewith prusuant to Item 601(b)(2) of Regulation S-K.

 3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

 3.2 Bylaws (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

 4.1 Indenture, dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to Form
S-3 Registration Statement No. 33-30900 and incorporated herein by reference)

 4.2        First Supplemental Indenture, dated as of September 1, 1989, to
the Indenture dated as of July 15, 1985,          between the Registrant
 and  Sovran  Bank,  N.A.,  as  Trustee  (filed   as  Exhibit  4.1  to  the
Registrant's
Current        Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

            The registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the registrant and its subsidiaries that
 are              not filed herewith pursuant to Item 601(b)(4)(iii) of
 Regulation S-K.

10.1 1981 Stock Incentive Plan (included as Exhibit A to the Prospectus contained in Post-Effective Amendment No. 1 to Form
S-8 Registration Statement No. 2-71595 and incorporated herein by reference)

10.2 1987 Stock Option Plan (filed as Exhibit A to the Registrant's definitive Proxy Statement for the Annual
         Meeting of Stockholders held April 22, 1987 and incorporated herein by reference)

10.3 Directors' Deferred Compensation Plan (filed as Exhibit VII to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980 and incorporated herein by reference)

10.4 Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478 and incorporated herein by reference)


10.5        Executive Supplemental Retirement Plan  (filed as Exhibit VI to
the Registrant's Annual Report on            Form 10-K for the year ended
 December 28, 1980 and incorporated herein by reference)



10.6 Retirement Plan for Outside Directors (filed as Exhibit 10.9 to the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1987 and incorporated herein by reference)

10.7        Officers' Incentive Program (filed as Exhibit 10.8 to the
 Registrant's Annual Report on Form 10-K for the        year
 ended December 31, 1987 and incorporated herein by reference)

10.8        Chesapeake Corporation Salaried Employees' Benefits
 Continuation Plan (filed as Exhibit 10.8 to the   Registrant's Annual
 Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

10.9        Chesapeake Corporation Long-Term Incentive Plan (filed as
 Exhibit 10.9 to the Registrant's Annual Report on     Form 10-K
for the year ended December 31, 1989 and incorporated herein by reference)

10.10       Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit
 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herrein by reference)

10.11 Agreement between Thomas Blackburn and Chesapeake Paper Products Company dated as of November 24, 1993

11.1        Computation of Net Income Per Share of Common Stock

12.1        Computation of Ratio of Earnings to Fixed Charges

13.1 Portions of the Chesapeake Corporation Annual Report to Stockholders for the year ended December 31, 1993

21.1        Subsidiaries

23.1        Consent of Coopers & Lybrand

28.1 Form 11-K Annual Report, Hourly Employees' Stock Purchase Plan for the plan fiscal year ended November 30, 1993