Form 10-Q
period 1994-03-31
CHESAPEAKE CORP /VA/
filed 1994-05-10
CIK 19731

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1994

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to        .


                         Commission file number: 1-3203

                             CHESAPEAKE CORPORATION

Incorporated under the                                      I.R.S. Employer
laws of Virginia                                               Identification
                                                            No. 54-0166880


                              1021 East Cary Street
                                 P. O. Box 2350
                          Richmond, Virginia 23218-2350
                         Telephone Number (804) 697-1000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   .   No     .

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of period covered by this report:

                Common stock of $1 par value, 23,520,232 shares.



                                                          Page 1 of 18 Pages.

                                        PART I


                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                 FOR THE YEAR TO DATE ENDED MARCH 31, 1994 AND 1993




                                                             First Quarter

                                                            1994     1993
                                                           (In millions, except
                                                            per share data)

     Net sales                                              $212.0  $209.3
     Costs and expenses:
       Cost of products sold                                 157.6   158.7
       Depreciation and cost of timber harvested              18.1    18.2
       Selling, general and administrative expenses           25.3    25.9

         Income from operations                               11.0     6.5

     Other income and expenses, net                            1.7      .7
     Interest expense                                         (8.3)   (8.4)

         Income (loss) before taxes                            4.4    (1.2)

     Income taxes                                              1.7    ( .4)

         Net income (loss)                                  $  2.7   $( .8)

     Earnings (loss) per share                              $  .11   $(.03)

     Weighted average number of common shares and
       equivalents outstanding                                23.5    23.3

     Cash dividends declared per share of common stock      $  .18   $ .18



                               See accompanying notes.








                                                                               2





                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET



                                             March 31, 1994      Dec. 31, 1993
                                                        (In millions)
            ASSETS

     Current assets:
         Cash                                  $  1.3              $   .7
         Accounts receivable, less
           allowances for doubtful
           accounts of $3.9 and $3.0                                                            101.4                87.5
         Inventories, at lower of cost
           or market                             89.2                79.7
         Deferred income taxes                   12.7                12.2
         Other                                    5.5                 6.1

           Total current assets                 210.1               186.2



     Property, plant and equipment, at cost:
         Land, buildings, machinery
           and equipment                      1,199.3             1,159.5
         Less accumulated depreciation          578.1               545.5

                                                621.2               614.0


         Timber and timberlands, net             39.8                39.8

       Net property, plant and equipment        661.0               653.8


     Goodwill, net                               44.0                28.0


     Other assets                                57.8                51.3


                                              $ 972.9             $ 919.3








     3









                                                  March 31, 1994 Dec. 31, 1993
                                                           (In millions)

       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued expenses       $ 92.3          $ 90.5
       Current maturities of long-term debt           1.7             1.5
       Dividends payable                              4.2             4.2
       Income taxes payable                           2.0             2.9


           Total current liabilities                100.2            99.1


     Long-term debt                                 382.6           333.1

     Postretirement benefits other than pensions     20.8            20.5

     Deferred income taxes                          103.7            98.6



     Stockholders' equity:
       Preferred stock, $100 par value,
         issuable in series;
         authorized, 500,000 shares;
         issued, none
       Common stock, $1 par value;
         authorized 60,000,000 shares;
         outstanding 23,520,232 and
         23,514,378 shares                           23.5            23.5
       Additional paid-in capital                   101.8           102.6
       Retained earnings                            240.3           241.9

                                                    365.6           368.0

                                                   $972.9          $919.3


                               See accompanying notes.





                                                                               4

                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEAR TO DATE ENDED MARCH 31, 1994 AND 1993

                                                               1994      1993
                                                                (In millions)

   Operating activities
     Net income (loss)                                      $  2.7    $ ( .8)
     Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation, cost of timber harvested and
        amortization of intangibles                           18.9      18.9
       Deferred income taxes                                   1.6         -
       Gain on sale of property, plant and
        equipment                                              (.1)      (.5)
       Changes in operating assets and liabilities,
        net of acquisitions:
          Accounts receivable                                 (8.4)     (7.2)
          Inventories                                         (4.8)     (5.1)
          Other assets                                        (5.6)     ( .4)
          Accounts payable and accrued expenses               (2.1)      7.9
          Income taxes payable                                (1.0)     ( .7)
          Other payables                                        .3        .2

     Net cash provided by operating activities                 1.5      12.3

   Investing activities
     Purchases of property, plant and equipment               (9.8)    (21.8)
     Acquisition (net of notes issued to sellers of $15.8)   (16.2)        -
     Proceeds from sale of property, plant and
      equipment                                                 .2        .7

     Net cash used in investing activities                   (25.8)    (21.1)

   Financing activities
     Net borrowings (payments) on credit lines                13.1     (28.4)
     Payments on long-term debt                              (32.1)    (50.5)
     Proceeds from long-term debt                             49.0      91.9
     Dividends paid                                           (4.2)     (4.2)
     Other                                                    ( .9)        -

     Net cash provided by financing activities                24.9       8.8

     Increase in cash                                           .6         -

   Cash at beginning of period                                  .7        .7

     Cash at end of period                                   $ 1.3     $  .7

   Supplemental cash flow information:
     Interest payments                                       $ 8.2     $ 6.4

     Income tax payments, net of refunds                     $ 1.4     $  .1

                              See accompanying notes.



 5





                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1. The condensed consolidated financial statements included herein are unaudited, except for the December 31, 1993 consolidated balance sheet, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1994 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

          2.   Inventories:
                                             March 31, 1994  Dec. 31, 1993
                                                          (In millions)
               Inventories consist of:
                 Finished goods and work
                   in process                      $ 54.2       $ 49.3
                 Materials and supplies              35.0         30.4

                   Totals                          $ 89.2       $ 79.7

               The amount of work in process inventories is insignificant in relation to total inventories.

          3.   Commitments and Other Matters:

               At March 31, 1994, commitments, primarily for capital expenditures, approximated $32 million. These commitments include anticipated expenditures of $7 million in 1994 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in West Point, Virginia and Menasha, Wisconsin. The remaining commitments of $25 million are for various capital projects, none of which is individually material.

               Uncommitted environmental protection projects may cost the Company another $9 million during the next several years. Additional non-determinable environmental protection expenditures could be required in the future when facilities are expanded or if more stringent standards become applicable. See Note 6.

               On January 24, 1994, the Company completed the acquisition by Chesapeake Packaging Co. of Lawless Holding Corporation, based in North Tonawanda New York. Lawless Holding Corporation had annual sales of approximately $60 million in 1993 and includes a corrugated container plant in North Tonawanda, corrugated sheet plants located in Scotia, New York, Le Roy, New York and Madison, Ohio, and a consumer graphic packaging plant located in Buffalo, New York.

               In March 1994 the Company completed the public offering of an aggregate $50 million principal amount of tax exempt bonds due March 1, 2019, issued by the Industrial Development Authority of the Town of West Point, Virginia. The offering consisted of $31.25 million of 6.25% bonds, the proceeds of which were used to repay 9.0% to 10.25% tax exempt bonds issued in 1984; and $18.75 million of 6.375% bonds, the proceeds of which are being used to finance new qualified projects at the Company's West Point, Virginia mill, most of which were previously financed by credit lines. The call premium and write-off of the remaining deferred debt costs for the 1984 bonds increased first quarter interest expense by $.8 million.

               In March 1994, Chesapeake Paper Products Company and Chesapeake Forest Products Company announced the offering of a voluntary enhanced retirement program which is expected to result in a second quarter pre-tax charge of approximately $4 million. Anticipated pre-tax annual savings from implementation of the program are projected to be $3 million, beginning in the fourth quarter of 1994.

          4.   Litigation:

               The Company is a party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.


          5.   Income Taxes:

               The Company's effective income tax rate was 39.4% in first quarter 1994 compared to 38.0% in first quarter 1993. The differences between the Company's effective income tax rate and the statutory federal income tax rate are due to state income taxes and purchase accounting adjustments resulting from acquisitions.

          6.   Environmental Matters:

               Chesapeake operates under, and is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

               The U.S. Environmental Protection Agency ("EPA") has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The EPA has indicated that it intends to issue the final Cluster Rules in the fall of 1995. The definitive Cluster Rules are expected to require compliance within three years after the date of their adoption. Based on the Company's preliminary estimates, if the Cluster Rules are adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55 million at the Company's two paper mills. The Company has joined with the American Forest & Paper Products Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The capital expense impact to the Company of compliance with the definitive Cluster Rules will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business will depend on a number of factors, including: the domestic and international competitive effects of compliance, and evolving consumer demands related to environmental issues, on the Company and its competitors.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Results of Operations

          1st Quarter 1994 vs. 1st Quarter 1993

               Net sales for the three months ended March 31, 1994 were $212.0 million, or 1% higher than net sales of $209.3 million in the first three months of 1993, despite the elimination of approximately $23 million in sales by the Company's former treated wood business. Sales from continuing operations were up 8%, as each major business--kraft products, tissue and packaging-- experienced first quarter gains over 1993 levels. Increased shipments of kraft products and packaging and some sales price relief contributed to the increase.

               Net income for the first quarter was $2.7 million, or $.11 a share, compared to a first quarter 1993 loss of $.8 million, or $.03 a share. Continued solid operating performance and effective cost control helped lower both cost of products sold and selling, general and administrative expenses from last year. Depreciation and cost of timber harvested approximated 1993 amounts. Other income was up $1.0 million, primarily as a result of the sale of land that was no longer considered strategic. Excluding small amounts of capitalized interest and an $.8 million expense consisting of the call premium and write-off of the remaining deferred debt costs of retired debt, interest expense for 1994 was nearly $1 million less than in 1993, due primarily to lower debt levels.

               Shipments of kraft products improved to 208,000 tons, an increase of 7% from first quarter of 1993. Productivity and quality continued to improve, with first quarter production volume averaging more than 2,150 tons per day, compared to slightly under 2,000 tons per day for first quarter of last year. Although containerboard and market pulp price increases announced during the fourth quarter of 1993 and the first quarter of 1994 have been implemented, average pricing was still below the levels of the first quarter of 1993, resulting in lower earnings for the kraft products segment. First quarter 1994 earnings were also negatively impacted by higher wastepaper costs and increased logging expenses resulting from exceptionally harsh weather conditions. Domestic market pulp prices were increased $50 per ton effective April 1. Export market pulp price increases of $60 per ton have been announced, effective May 1 for the Far East and June 1 for Europe. The kraft products segment includes the results of the building products business, a small part of Chesapeake's total operations, which improved over 1993's solid results, as sales volumes increased and prices for lumber continued to be strong. Second quarter 1994 earnings will be negatively impacted by a planned maintenance shutdown at the West Point mill and by an expected pre-tax charge of $4 million related to a voluntary enhanced retirement program.

               Tissue shipments of converted products were up 1% compared to the first quarter of 1993, but overall tissue shipments were 5% below first quarter 1993 levels because fewer non-converted parent rolls were sold. The Company's goal is to convert all parent roles into higher value added finished products. Tissue pricing was 6% above first quarter 1993 levels as a result of sales price improvements implemented last year. These higher prices, together with continued high productivity and cost reduction, resulted in significant earnings improvement in the first quarter of 1994 for the tissue segment compared to the first quarter of 1993. Net sales of the consumer products business increased 10% and operating losses were reduced by $1.3 million, or 83%, compared to last year.

               The packaging segment realized a 9% increase in volume over first quarter 1993 excluding the additional sales related to Lawless Holding Corporation, which was acquired by Chesapeake in January 1994. The greatest gains were made in graphic packaging as a result of the completion of the final phase of a capital expansion program at Color-Box to double the capacity of this business. The integration of Lawless Holding Corporation is proceeding well, and these operations contributed immediately to profits.


          BUSINESS SEGMENT HIGHLIGHTS
                                          First Quarter     Fourth Quarter
                                         1994      1993        1993
            Net Sales:
              Kraft products            $ 71.1    $ 88.0      $ 63.9
              Tissue                      64.7      62.2        72.9
              Packaging                   74.0      58.2        62.1
              Corporate                    2.2        .8         2.1
                                        $212.0    $209.3      $201.0
            EBIT:
              Kraft products            $  2.9    $  4.4      $  7.9
              Tissue                       8.1       2.9        10.2
              Packaging                    4.3       2.3         2.7
                                          15.3       9.6        20.8
              Corporate                   (2.6)     (2.4)       (1.7)
                                        $ 12.7    $  7.2      $ 19.1

          1st Quarter 1994 vs. 4th Quarter 1993

               Net sales for the first quarter of 1994 were up $11.0 million, or 5%, from net sales of $201.0 million for the fourth quarter of 1993. Sales from continuing operations approximated fourth quarter levels. First quarter is normally the seasonally slowest for Chesapeake; however, some sales price relief offset part of the seasonal effect. Increased shipments of kraft products and packaging also contributed to improvement in net sales.

              Net income for the first quarter was $4.6 million less than net income for the fourth quarter of 1993 because of higher depreciation, a large fourth quarter land sale and higher interest expense. First quarter cost of products sold and selling, general and administrative expenses as percentages of net sales approximated fourth quarter levels. Depreciation and cost of timber harvested was up $1.8 million due to depreciation on projects completed in 1993 and favorable fourth quarter 1993 adjustments. Other income was down because fourth quarter 1993 included the sale of 19,000 acres of timberland holdings that were no longer strategic for a gain of $8 million. Gains from sales of timberland holdings in the first quarter of 1994 were approximately $1 million. Interest expense increased as a result of an $.8 million expense consisting of the call premium and write-off of the remaining deferred debt expense of $.8 million on retired debt. Without this charge, interest expense would have been just below fourth quarter levels.

               Shipments of kraft products for the first quarter increased 3% compared to the fourth quarter. Price increases were implemented for some products, while productivity and quality improvements continued. First quarter fiber costs were higher due to harsh weather conditions. Fourth quarter 1993 results included a pre-tax gain of $8 million for the sale of timberland holdings that were no longer strategic and a pre-tax charge of $1.0 million related to the conveyance of the assets of the wood treating business to Universal Forest Products. Earnings of the building products business, a small part of Chesapeake's total operations, were up 23% compared to the fourth quarter.

               Tissue shipments of converted products for the first quarter of 1994 compared to the fourth quarter of 1993 declined 6%, while overall tissue shipments were down 7%. Tissue pricing was up slightly. Earnings were strong for a first quarter, but less than the seasonally stronger fourth quarter. Results of the consumer products business were slightly better than those of the fourth quarter.

               Sales volume of the packaging segment was slightly higher than in the fourth quarter, before additional sales related to Lawless Holding Corporation. Average pricing was about the same as in the previous quarter. Fourth quarter 1993 operating expenses for this segment were increased by a one-time charge for the consolidation of the West Des Moines, Iowa, packaging facility into the Sandusky, Ohio, facility.


          Capital Expenditures

               Capital expenditures for the first three months of 1994 were $9.8 million, down 55% compared to the first quarter of 1993. Planned capital expenditures for 1994 approximate 1993 spending of $64 million. The 1994 planned capital expenditures are for various operational improvements throughout the Company, with no 1994 capital project individually more than 5% of the total planned spending. Capital expenditures for 1994 are expected to be financed with internally generated funds supplemented by proceeds from borrowings.

          Liquidity and Capital Structure

               Working capital increased $22.8 million during the first quarter of 1994 primarily as a result of increased accounts receivable and inventories. Accounts receivable increased $13.9 million from year end amounts due to higher sales near the end of the first quarter and timing of collections. The average collection period for the quarter increased two days compared to first quarter 1993's average. Inventories increased $9.5 million during the first quarter of 1994 due in part to the seasonal increase in inventories of tissue products. Accounts payable increased $1.8 million during the quarter. A portion of the increases in accounts receivable, inventories and accounts payable resulted from the inclusion of the accounts of Lawless Holding Corporation acquired in January 1994. The ratio of current assets to current liabilities was 2.1 at the end of first quarter 1994 compared to 2.3 at the end of the first quarter of 1993 and 1.9 at year end 1993.

               "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $31.2 million for the first quarter of 1994, or 21% higher than $25.8 million for the first quarter of 1993. Improved income before taxes was primarily responsible for this increase. EBIT + D for the first quarter of 1994 was 13% less than EBIT + D of $35.8 million for the fourth quarter of 1993.
          Net cash provided by operating activities for the first quarter of 1994 was $10.9 million less than in the first quarter of last year, primarily due to a $2.1 million decrease in accounts payable, net of acquisitions, compared to a $8.1 million increase in accounts payable in the first quarter of 1993. The higher than usual change in accounts payable in the prior year was the result of the renegotiation of credit terms with several major vendors and the timing of payments.

                During the first quarter of 1994, long-term debt increased by approximately $50 million as a result of seasonal working capital requirements and the acquisition of Lawless Holding Corporation. In March, Chesapeake completed the public offering of $50 million of 25 year tax exempt bonds associated with projects at its West Point, Virginia mill. The offering consisted of $31.25 million of 6.25% bonds, the proceeds of which were used to repay 9.0% to 10.125% tax exempt bonds issued in 1984; and $18.75 million of 6.375% bonds, the proceeds of which are being used to finance new qualified projects, most of which were previously financed by credit lines. The call premium and write off of the remaining deferred debt costs for the 1984 bonds increased first quarter interest expense by $.8 million. Out of a total of $75 million committed and $75 million uncommitted credit lines available at the end of first quarter, $16.6 million were utilized. The ratio of long-term debt to total capital was 45% at the end of the first quarter compared to 46% at the end of the first quarter of last year and 42% at year end 1993. The ratio of long-term debt to stockholders' equity was 105% at the end of the first quarter compared to 108% at the end of the first quarter of last year and 91% at year-end 1993.

                                       PART II



          Item 1.   Legal Proceedings

                    Reference is made to Note 4 of the Notes to Consolidated Financial Statements included herein.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    At the Annual Meeting of Stockholders on April 27, 1994, the following business was transacted:

                    (1) All nominees for election to the Board of Directors were elected.

                                                  Number         Number
                                                  of             of Shares
                                                  Shares         Authority
                                                  For            Withheld

                          C. Elis Olsson          21,372,663     265,074
                          Wallace Stettinius      21,362,461     275,276
                          Joseph P. Viviano       21,367,476     270,261
                          Harry H. Warner         21,368,983     268,754

                    (2) The amendment and restatement of the Chesapeake Corporation Salaried Employees' Stock Purchase Plan was approved. There were 21,234,113 votes for the proposal and 235,405 against with 168,219 abstentions.

                    (3)  The appointment of Coopers & Lybrand as
                         independent accountants for the fiscal year ending December 31, 1994, was ratified. There were 21,520,273 votes for the proposal and 58,598 against with 58,866 abstentions.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibit 10.1 - Agreement between Thomas Blackburn and Chesapeake Paper Products Company dated as of March 4, 1994, terminating agreement dated as of November 24, 1993.

                         Exhibit 11.1 - Computation of Net Income Per Share of Common Stock.

                    (b)  Reports on Form 8-K

                         Current Report on Form 8-K dated March 22, 1994, reporting, under Item 5, the announcement by Chesapeake Paper Products Company and Chesapeake Forest Products Company of a voluntary enhanced retirement program.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHESAPEAKE CORPORATION
                                                     (Registrant)


     Date:    May 10, 1994                   BY:   /s/Christopher R. Burgess
                                                      Christopher R. Burgess
                                                            Controller



     Date:     May 10, 1994                  BY:   /s/Andrew J. Kohut
                                                      Andrew J. Kohut
                                                 Vice President - Finance &
                                                    Chief Financial Officer

                                    EXHIBIT INDEX



                                                                       Page

          Exhibit 10.1
               Agreement between Thomas Blackburn and
               Chesapeake Paper Products Company dated
               as of March 4, 1994, terminating agreement
               dated as of November 24, 1993                            17

          Exhibit 11.1
               Computation of Net Income per Share of
               Common Stock                                             18

                                                            Exhibit 10.1


               EMPLOYMENT AND SEVERANCE BENEFITS TERMINATION AGREEMENT


               This Employment and Severance Benefits Termination

          Agreement, dated as of this 4th day of March 1994, by and between CHESAPEAKE PAPER PRODUCTS COMPANY, a Virginia corporation (the

          "Company") and Thomas Blackburn, (the "Employee").
               WHEREAS, the Company and the Employee entered into an

          Employment and Severance Benefits Agreement dated as of November 24, 1993 (the "Agreement"), which Agreement they now desire to terminate.
               NOW, THEREFORE, for and in consideration of the mutual

          covenants and agreements of the Company and the Employee set forth herein, the Company and the Employee agree as follows:

               1. As of the date hereof, the Agreement, except as specifically provided herein, is terminated.

               2. The provisions of paragraph 10 of the Agreement which state the Employee's obligations as to confidential, non-public information concerning the Company survive the termination of the Agreement and remain applicable to the Employee.

               3. The Company releases the Employee from the Employee's responsibilities as stated in the Agreement and the Employee releases the Company from its responsibilities under the Agreement.

               4. The Company and the Employee acknowledge that, upon the termination of the Agreement, the Employee is an employee-at-will of the Company.
               IN WITNESS WHEREOF, the Company has caused this agreement to be duly executed on its behalf, and the Employee has duly executed this agreement, all as of the date first above written.


           /s/THOMAS BLACKBURN          CHESAPEAKE PAPER PRODUCTS COMPANY
              Thomas Blackburn
                                        By:  /s/PAUL A. DRESSER, JR
                                              Paul A. Dresser, Jr.,
                                               Chairman

                                                                 EXHIBIT 11.1

                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                 COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                 FOR THE FIRST QUARTER ENDED MARCH 31, 1994 AND 1993

               (Share amounts in thousands, dollar amounts in millions,
                            except for per share amounts)


                                                                 1994    1993

     Primary:
          Weighted average number of common shares
            outstanding                                         23,450  23,330
          Net additions to common shares assuming
            exercise of dilutive options, determined by
            treasury stock method                                  141       -
          Common shares and equivalents                         23,591  23,330



          Net Income (loss)                                     $  2.7  $ ( .8)

          Per share amount                                      $  .11  $ (.03)

     Fully diluted:
          Common shares and equivalents                         23,591  23,330
          Net additional common shares issuable upon
            exercise of dilutive options, determined
            by treasury stock method using period end
            market price, if higher than average
            price                                                   23       -
          Common shares, equivalents and other
            potentially dilutive securities                     23,614  23,330

          Net income (loss) for fully diluted computation       $  2.7  $ ( .8)

          Per share amount                                      $  .11  $ (.03)


     NOTE:   (a) Dilution is less than 3%