Form 10-Q
period 1994-06-30
CHESAPEAKE CORP /VA/
filed 1994-08-11
CIK 19731

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1994

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

                 Common stock of $1 par value, 23,535,180 shares.



                                                          Page 1 of 19 Pages.





                                        PART I

                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                    FOR THE SECOND QUARTER AND YEAR TO DATE ENDED
                                JUNE 30, 1994 AND 1993



                                         Second Quarter      Year to Date
                                        1994       1993      1994    1993
                                        (In millions, except per share data)

     Net sales                          $236.9    $236.4    $448.9  $445.7
     Costs and expenses:
       Cost of products sold             174.6     182.6     332.2   341.3
       Depreciation and cost
        of timber harvested               18.3      18.1      36.4    36.3
       Selling, general and
        administrative expenses           29.9      25.6      55.2    51.5

         Income from operations           14.1      10.1      25.1    16.6

     Other income and expenses, net        2.6        .2       4.3      .9
     Interest expense                     (7.7)     (8.0)    (16.0)  (16.4)

         Income before taxes               9.0       2.3      13.4     1.1

     Income taxes                          3.4       1.0       5.1      .6

         Net income                     $  5.6    $  1.3    $  8.3  $   .5

     Earnings per share                 $  .24    $  .05    $  .35  $  .02

     Weighted average number of
       common shares and
       equivalents outstanding            23.6      23.3      23.6    23.3

     Cash dividends declared per
       share of common stock            $  .18    $  .18    $  .36  $  .36


                               See accompanying notes.






                                                                               2




                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                             June 30, 1994       Dec. 31, 1993
                                                        (In millions)
            ASSETS

     Current assets:
         Cash                                  $   .6              $   .7
         Accounts receivable, less
           allowances for doubtful
           accounts of $4.3 and $3.0                                                           110.5                87.5
         Inventories, at lower of cost
           or market                             86.1                79.7
         Deferred income taxes                   12.2                12.2
         Other                                    6.9                 6.1

           Total current assets                 216.3               186.2



     Property, plant and equipment, at cost:
         Land, buildings, machinery
           and equipment                      1,206.6             1,159.5
         Less accumulated depreciation          596.2               545.5

                                                610.4               614.0


         Timber and timberlands, net             40.1                39.8

       Net property, plant and equipment        650.5               653.8


     Goodwill, net                               44.3                28.0


     Other assets                                52.6                51.3


                                              $ 963.7             $ 919.3








     3









                                                  June 30, 1994  Dec. 31, 1993
                                                           (In millions)

       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued expenses       $ 98.5          $ 90.5
       Current maturities of long-term debt           1.6             1.5
       Dividends payable                              4.2             4.2
       Income taxes payable                           1.6             2.9


           Total current liabilities                105.9            99.1


     Long-term debt                                 365.5           333.1

     Postretirement benefits other than pensions     22.6            20.5

     Deferred income taxes                          102.4            98.6



     Stockholders' equity:
       Preferred stock, $100 par value,
         issuable in series;
         authorized, 500,000 shares;
         issued, none
       Common stock, $1 par value;
         authorized 60,000,000 shares;
         outstanding 23,535,180 and
         23,514,378 shares                           23.5            23.5
       Additional paid-in capital                   102.1           102.6
       Retained earnings                            241.7           241.9

                                                    367.3           368.0

                                                   $963.7          $919.3


                               See accompanying notes.





                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEAR TO DATE ENDED JUNE 30, 1994 AND 1993

                                                               1994      1993
                                                                (In millions)
   Operating activities
     Net income                                             $  8.3    $   .5
     Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation, cost of timber harvested and
        amortization of intangibles                           37.9      37.4
       Deferred income taxes                                    .8       (.8)
       Gain on sale of property, plant and equipment          ( .6)     (1.0)
       Changes in operating assets and liabilities,
        net of acquisitions:
          Accounts receivable                                (17.6)    (10.7)
          Inventories                                         (1.7)     12.7
          Other assets                                        (1.1)     (3.8)
          Accounts payable and accrued expenses                2.8      11.7
          Income taxes payable                                (1.3)     ( .3)
          Other payables                                       2.1        .4

     Net cash provided by operating activities                29.6      46.1

   Investing activities
     Purchases of property, plant and equipment              (21.5)    (37.8)
     Acquisition (net of notes issued to sellers of $15.9)   (16.3)        -
     Proceeds from sale of property, plant and
      equipment                                                 .7       1.5
     Other                                                     3.5         -

     Net cash used in investing activities                   (33.6)    (36.3)

   Financing activities
     Net borrowings (payments) on credit lines                (3.1)    (41.3)
     Payments on long-term debt                              (33.0)    (52.1)
     Proceeds from long-term debt                             49.0      91.9
     Proceeds from issuances of common stock                    .4         -
     Dividends paid                                           (8.5)     (8.4)
     Other                                                     (.9)        -


     Net cash provided by (used in) financing activities       3.9      (9.9)

     Increase (decrease) in cash                               (.1)      (.1)

   Cash at beginning of period                                  .7        .7

     Cash at end of period                                   $  .6     $  .6

   Supplemental cash flow information:
     Interest payments                                       $15.2     $16.7

     Income tax payments, net of refunds                     $ 5.8     $ 1.3

                              See accompanying notes.

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

          2.   Inventories:
                                             June 30, 1994   Dec. 31, 1993
                                                                                                          (In millions)
               Inventories consist of:
                 Finished goods and work
                   in process                    $ 49.0          $ 49.3
                 Materials and supplies            37.1            30.4

                   Totals                        $ 86.1          $ 79.7

               The amount of work in process inventories is insignificant in relation to total inventories.

          3.   Commitments and Other Matters:

               At June 30, 1994, commitments, primarily for capital expenditures, approximated $37 million. These commitments include anticipated expenditures of $6 million in 1994 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in West Point, Virginia and Menasha, Wisconsin. The remaining commitments of $31 million are for various capital projects, none of which is individually material.

               Uncommitted environmental protection projects may cost the Company another $9 million during the next several years. Additional non-determinable environmental protection expenditures could be required in the future when facilities are expanded or if more stringent standards become applicable. See Note 6.

               In the second quarter of 1994, Chesapeake Paper Products Company and Chesapeake Forest Products Company implemented a previously announced enhanced retirement program which resulted in a second quarter pre-tax charge of approximately $4.9 million. Anticipated pre-tax savings from implemention of the program are projected to be $1 million in 1994 and $3.5 million annually thereafter.

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

          5.   Income Taxes:

               The Company's effective income tax rate was 38.2% in 1994 compared to 54.9% in 1993. The differences between the Company's effective income tax rate and the statutory federal income tax rate are due to state income taxes and purchase accounting adjustments resulting from acquisitions.

          6.   Environmental Matters:

               Chesapeake operates under, and is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

               On June 23, 1994, Wisconsin Tissue Mills Inc., a wholly-owned subsidiary of the Company, received a notice from the United States Fish and Wildlife Service that it had been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act with respect to possible natural resource liability relating to polychlorinated biphenyl in the Fox River and Green Bay System. The notice invites the PRPs to participate in the development and performance of a natural resource damage assessment with respect to the alleged discharges. Wisconsin Tissue and the four other PRPs have requested an extension of the time for filing a response to the notice and have not yet responded. The ultimate cost to Wisconsin Tissue, if any, associated with this matter cannot be predicted with certainty at this time, due to: the unknown magnitude of any contamination; the varying costs of alternative clean-up methods; the evolving nature of clean-up technologies and governmental regulations; and the inability to determine the company's share of any multi-party clean-up, the extent to which contribution will be available from other parties and the scope of potential recoveries from insurance carriers and prior owners of Wisconsin Tissue.

               The U.S. Environmental Protection Agency ("EPA") has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The EPA has indicated that it intends to issue the final Cluster Rules in the fall of 1995. The definitive Cluster Rules are expected to require compliance within three years after the date of their adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55 million at the Company's two paper mills. The Company has joined with the American Forest & Paper Products Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The eventual capital expense impact to the Company of compliance with the definitive Cluster Rules is not presently determinable, and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business of compliance with the definitive Cluster Rules will depend on a number of other factors, including: the domestic and international competitive effects of compliance and the effect of evolving consumer demands related to environmental issues on the Company and its competitors.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Results of Operations

          2nd Quarter 1994 vs. 2nd Quarter 1993

               Net sales for the three months ended June 30, 1994 were $236.9 million, a second quarter record and up slightly over net sales of $236.4 million in the second quarter of 1993. Sales of $15 million from Lawless Holding Corporation, acquired in January 1994, partially offset the absence of $37 million in sales from the Company's former treated wood business. Sales from continuing businesses were up 11%, as each major business--kraft products, tissue and packaging--experienced second quarter gains over 1993 levels. Increased shipments from each major business and some sales price relief, especially for kraft products, contributed to the increase.

                A onetime pre-tax charge of $4.9 million, or $.13 a share after tax, for the previously announced enhanced retirement program in the kraft products segment lowered second quarter 1994 results. Pre-tax savings from the enhanced retirement program are expected to be about $1 million in 1994 and approximately $3.5 million annually thereafter. After the onetime charge, net income for the second quarter was $5.6 million, or $.24 a share, compared to $1.3 million, or $.05 a share, in the second quarter of 1993. Continued solid operating performance, effective cost control and some price relief lowered cost of products sold as a percentage of net sales from 77% in the 1993 quarter to 74% in the 1994 quarter. Selling, general and administrative expenses were up from last year primarily due to the enhanced retirement program. Depreciation and cost of timber harvested for 1994 approximated 1993 amounts. Other income was up $2.4 million, primarily as a result of a nonrecurring gain from the settlement of indemnification issues related to a prior business acquisition and the sale of equipment that was no longer used by the Company. Excluding small amounts of capitalized interest, interest expense for 1994 was down 2% compared to 1993, due primarily to lower debt levels.


          Kraft Products

               Shipments of kraft products improved to 212,000 tons, an increase of 4% from second quarter of 1993. Productivity and quality continued to improve, with second quarter 1994 production volume averaging 2,150 tons per day, compared to slightly over 2,000 tons per day for second quarter of last year. Results of the second quarters of both 1994 and 1993 included planned maintenance shutdowns that lowered production and earnings. Containerboard and market pulp price increases implemented during the first half of 1994 resulted in pricing levels for the second quarter of 1994 above those of the second quarter of 1993. The largest gains were from market pulp. Results of the kraft products segment for the second quarter of 1994 include a pre-tax charge of $4.9 million for an enhanced retirement program implemented at Chesapeake Paper Products and Chesapeake Forest Products Company during the quarter. Second quarter 1994 earnings were also negatively impacted by the rapid increase in wastepaper costs which put considerable pressure on margins for recycled products. The kraft products segment includes the results of the building products business, a small part of Chesapeake's total operations, which improved over 1993's solid results, as sales volumes increased and prices for lumber continued to be strong. Second quarter 1993 net sales for the kraft products segment includes $37 million in sales from the Company's former treated wood business.


          Tissue

               Tissue shipments were at record levels for the second quarter. Shipments of converted products for the second quarter of 1994 were up 11% compared to the second quarter of 1993. Overall tissue shipments were 5% above second quarter 1993 levels, as fewer non-converted parent rolls were sold. The Company's goal is to convert all parent rolls into higher value finished products. Tissue pricing was 6% above second quarter 1993 levels as a result of sales price improvements implemented in the second half of last year and improved product mix. These higher prices, together with continued high productivity and cost reduction, resulted in record second quarter earnings for the tissue segment. Results of the tissue segment were also positively impacted by the nonrecurring settlement gain of approximately $1.3 million. Second quarter net sales of the consumer products business increased 21% and operating losses were reduced by $.8 million, or 97%, compared to last year's second quarter.


          Packaging

               Second quarter 1994 packaging net sales were up 29% compared to the second quarter of 1993. Volume gains were made in graphic packaging as a result of the completion of the final phase of a capital expansion program at Color-Box to double the capacity of this facility. The integration of Lawless Holding Corporation continued to proceed well, with these operations adding $15 million to net sales for the 1994 quarter. Rising containerboard costs caused margins to be under pressure during most of the quarter.

          BUSINESS SEGMENT HIGHLIGHTS
                                                                Second Quarter
                                Second Quarter   First Quarter    Year-to-Date
                                1994      1993       1994       1994      1993
           Net Sales:
             Kraft products   $ 78.7    $103.8     $ 71.1     $149.8    $191.8
             Tissue             77.7      70.1       64.7      142.4     132.4
             Packaging          79.7      62.0       74.0      153.7     120.2
             Corporate            .8        .5        2.2        3.0       1.3
                              $236.9    $236.4     $212.0     $448.9    $445.7


          EBIT:
             Kraft products   $  1.6    $  1.6     $  2.9     $  4.5    $  6.0
             Tissue             14.3       6.3        8.1       22.4       9.2
             Packaging           4.8       5.2        4.3        9.1       7.5
                                20.7      13.1       15.3       36.0      22.7
             Corporate          (4.0)     (2.8)      (2.6)      (6.6)     (5.2)
                              $ 16.7    $ 10.3     $ 12.7     $ 29.4    $ 17.5

          2nd Quarter Year-to-date 1994 vs. 2nd Quarter Year-to-date 1993

               Net sales for the six months ended June 30, 1994 were $448.9 million, a first half record and up 1% over net sales of $445.7 million in the first half of 1993. Sales of Lawless Holding Corporation, acquired in January 1994, of $27 million partially offset the absence of approximately $60 million in sales from the Company's former treated wood business. Sales from continuing businesses were up 10%, as each major business--kraft products, tissue and packaging--experienced gains for the current year-to-date over 1993 levels. Increased shipments of kraft products, improved product mix for tissue and some sales price relief for tissue and kraft products accounted for much of the increase.

               The onetime pre-tax charge of $4.9 million for the enhanced retirement program in the kraft products segment lowered 1994 results. After the onetime charge, year-to-date net income was $8.3 million, or $.35 a share, compared to $.5 million, or $.02 a share, in 1993. Continued solid operating performance, effective cost control and some price relief lowered cost of products sold as a percentage of net sales from 77% in 1993 to 74% in 1994. Selling, general and administrative expenses were up from last year primarily due to the enhanced retirement program. Depreciation and cost of timber harvested for 1994 approximated 1993 amounts. Other income was up $3.4 million, primarily as a result of sale of land that was no longer considered strategic, the settlement gain and the sale of equipment that was no longer used by the Company. Excluding small amounts of capitalized interest, interest expense for 1994 was down 1% compared to 1993, due primarily to lower debt levels.

          Kraft Products

               Shipments of kraft products for the first half of 1994 were 421,000 tons, an increase of 5% from the first half of 1993. Productivity and quality improved over the previous year, with 1994 production volume averaging 2,150 tons per day, compared to slightly under 2,000 tons per day for 1993. Containerboard and market pulp price increases implemented during the first half of this year resulted in pricing levels that were 5% above those of the first half of 1993. However, at mid-year 1993 pricing levels were trending down for most kraft products as opposed to an upward trend at mid-year 1994. The largest price gains have come from market pulp. Results of the kraft products segment for 1994 include a charge for the enhanced retirement program at Chesapeake Paper Products and Chesapeake Forest Products Company. Earnings in 1994 have been negatively impacted by the rapid increase in wastepaper costs which puts considerable pressure on margins for recycled products. The kraft products segment includes the results of the building products business, which improved over 1993's solid results, as sales volumes and prices for lumber increased 21% and 5%, respectively, compared to the first half of 1993. Year-to-date net sales for the kraft products segment in 1993 included $61 million in sales from the Company's former treated wood business.

          Tissue

               Year-to-date tissue shipments for the first six months of 1994 were at record levels. Shipments of converted products for 1994 were up 6% compared to 1993. Overall tissue shipments approximated 1993 levels, as fewer non-converted parent rolls were sold. Tissue pricing for the first half of 1994 was 7% above 1993 levels as a result of sales price increases implemented in the second half of last year and improved product mix. This improved pricing, together with continued high productivity and cost reduction, resulted in record first half earnings for the tissue segment. Results of the tissue segment in 1994 were also positively impacted by the nonrecurring settlement gain. Net sales of the consumer products business increased 5% compared to last year and operating losses were reduced by $2.1 million, or 88%.

          Packaging

               Year-to-date packaging net sales for 1994 were up 28% compared to 1993. Lawless Holding Corporation, acquired by Chesapeake in January 1994, added $27 million to 1994 first half
          net sales.   Volume from Color-Box, a graphic packaging
          subsidiary, increased from the prior year with the completion late in 1993 of the final phase of a capital expansion program which doubled the capacity of this facility. Second quarter 1994 price increases were partly offset by rising containerboard costs which caused margins to be under pressure.

          2nd Quarter 1994 vs. 1st Quarter 1994

               Net sales for the second quarter of 1994 were up $24.9 million, or 12%, from net sales of $212.0 million for the first quarter of 1994. This improvement is due to the normal seasonally slower first quarter and some sales price relief, especially for market pulp and containerboard. Improved volume for each of the three major businesses also contributed to the increase in sales over the first quarter.

              Net income for the second quarter of 1994 was $2.9 million greater than net income for the first quarter, despite the pre-tax charge for the enhanced retirement package. The improvement resulted from higher selling prices, improved sales volumes and lower interest expense. Depreciation and cost of timber harvested approximated first quarter levels. Other income was up because of the settlement gain received in the second quarter. Interest expense for the first quarter included $.8 million of expenses consisting of the call premium and write-off of the remaining deferred debt expense on retired debt. Without these charges, interest expense for the second quarter would have been just above first quarter levels.


          Kraft Products

               Shipments of kraft products for the second quarter of 1994 increased 2% compared to the first quarter, with the greatest increase occurring in white top paperboard. Price increases were implemented for some products, while productivity and quality continued to improve, as second quarter production volume approximated that of the first quarter despite a planned maintenance outage in the second quarter. Wastepaper costs, which began to escalate in the first quarter, continued to climb rapidly in the second quarter, with no near-term relief in sight. Logging expenses, which were higher than normal in the first quarter due to exceptionally harsh weather conditions, moderated in the second quarter. Second quarter results include a charge related to the enhanced retirement program. Earnings of the building products business were up 5% compared to the first quarter. Additional sales price improvements are expected for kraft products in the second half of the year, which should continue the upward earnings momentum. If prices for recycled fiber remain at current levels, costs for this raw material will be approximately $3 million a quarter higher than at the beginning of the year.


          Tissue

               Tissue shipments for the second quarter of 1994 compared to the first quarter of 1994 were up 17%, while tissue pricing was up 3%. Productivity gains and costs reductions continued.

          Results of the consumer products business improved somewhat compared to the first quarter. These factors contributed to a 77% increase in EBIT for this segment compared to the first quarter. The third quarter is normally the seasonal peak for the tissue business. Additional price increases implemented late in the second quarter of 1994 are expected to result in increased earnings for this segment, despite pressure from higher wastepaper costs and a planned maintenance outage that are expected to have a $3 million to $4 million negative impact on the third quarter. Also, the third quarter will not have the nonrecurring settlement gain realized in the second quarter.

          Packaging

               Sales volume for the packaging segment in the second quarter of 1994 approximated first quarter levels, before additional sales related to Lawless Holding Corporation. Average pricing was about the same as in the previous quarter. Margins continued to be under pressure for most of the quarter due to the increases in containerboard costs. Strong growth is expected to continue in the graphic packaging area, and both the Lawless facilities and a new assembly plant operation are performing in line with Company expectations.

          Capital Expenditures

               Capital expenditures for the second quarter of 1994 were $11.7 million, or $1.9 million greater than first quarter 1994 spending. Capital expenditures for the first six months of 1994 were $21.5 million, down 43% compared to the first six months of 1993, as spending programs focused on smaller incremental additions rather than large projects. Planned capital expenditures for 1994 are expected to be $55 million to $65 million. Capital expenditures for 1993 were $64 million. The 1994 planned capital expenditures are for various operational improvements throughout the Company, with no 1994 capital project individually more than 5% of the total planned spending. Capital expenditures for 1994 are expected to be financed with internally generated funds supplemented by proceeds from borrowings.

          Liquidity and Capital Structure

               Working capital at the end of the second quarter of 1994 was at approximately the same level as at the end of the first quarter, as increases in accounts receivable were offset by declines in inventories and increases in accounts payable. Accounts receivable increased $9.1 million during the quarter due to strong sales. The average collection period decreased one day during the second quarter and is three days higher than 1993's average. Inventories decreased $9.5 million during the second quarter of 1994 due in part to the decline in seasonally high first quarter inventories of tissue products. Accounts payable increased $6.2 million during the quarter. Accounts receivable, inventories and accounts payable are higher than year end levels due in part to the inclusion of the accounts of Lawless Holding Corporation acquired in January 1994. The ratio of current assets to current liabilities was 2.0 at the end of second quarter 1994 compared to 2.1 at the end of the first quarter of 1994 and 1.9 at year end 1993.

               "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $35.5 million for the second quarter of 1994, or 24% higher than $28.7 million for the second quarter of 1993. Improved income before taxes was primarily responsible for this increase. EBIT + D for the second quarter of 1994 was 14% higher than EBIT + D of $31.2 million for the first quarter of 1994. Year-to-date EBIT + D was $66.7 million, 22% higher than $54.5 million in 1993. Net cash provided by operating activities for the second quarter of 1994 was $28.1 million, or $5.7 million less than in the second quarter of last year. For the year-to-date, net cash provided by operating activities was $29.5 million, or $16.5 million less than in the prior year. Compared to 1993, improved net income was more than offset by changes in accounts receivable, inventories and accounts payable.

               During the second quarter of 1994, long-term debt decreased by approximately $17 million primarily as a result of seasonally lower working capital requirements. Long-term debt has increased $32.4 million since the beginning of the year primarily because of the acquisition of Lawless Holding Corporation. During the first quarter Chesapeake completed the public offering of $50 million of 25-year tax exempt bonds associated with projects at its West Point, Virginia mill. The offering consisted of $31.25 million of 6.25% bonds, the proceeds of which were used to repay 9.0% to 10.125% tax exempt bonds issued in 1984, and $18.75 million of 6.375% bonds, the proceeds of which are being used to finance new qualified projects. The call premium and write-off of the remaining deferred debt costs for the 1984 bonds increased first quarter interest expense by $.8 million. Out of a total of $60 million committed and $100 million uncommitted credit lines available at the end of second quarter, none were utilized. The ratio of long-term debt to total capital was 44% at the end of second quarter 1994 compared to 45% at the end of first quarter 1994 and 46% at the end of second quarter 1993. The ratio of long-term debt to stockholders' equity was 100% at the end of second quarter 1994 compared to 105% at the end of first quarter 1994 and 106% at the end of second quarter 1993.

          Environmental Matters

                See Note 6 of the Notes to Consolidated Financial
          Statements included herein.

                                       PART II




          Item 1.   Legal Proceedings

                    Reference is made to Note 4 of the Notes to Consolidated Financial Statements included herein.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibit 11.1 - Computation of Net Income Per Share
                                       of Common Stock.

                    (b) Reports on Form 8-K

                        None

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CHESAPEAKE CORPORATION
                                                     (Registrant)


     Date:  August 9, 1994                   BY:   /s/Christopher R. Burgess
                                                      Christopher R. Burgess
                                                            Controller



     Date:   August 9, 1994                  BY:   /s/Andrew J. Kohut
                                                      Andrew J. Kohut
                                                 Vice President - Finance &
                                                    Chief Financial Officer

                                    EXHIBIT INDEX



                                                                       Page

          Exhibit 11.1
               Computation of Net Income per Share of
               Common Stock                                             19


                                                                 EXHIBIT 11.1




                       CHESAPEAKE CORPORATION AND SUBSIDIARIES
                 COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                       FOR THE SECOND QUARTER AND YEAR TO DATE
                             ENDED JUNE 30,1994 AND 1993
               (Share amounts in thousands, dollar amounts in millions,
                            except for per share amounts)


                                                Second Quarter   Year to Date
                                                1994     1993    1994    1993
   Primary:
     Weighted average number of common
       shares outstanding                     23,455    23,330  23,453  23,330
     Net additions to common shares
       assuming exercise of dilutive
       options, determined by treasury
       stock method                              154        13     147      27

     Common shares and equivalents            23,609    23,343  23,600  23,357


     Net Income                               $  5.6    $  1.3  $  8.3  $   .5

     Per share amount                         $  .24    $  .05  $  .35  $  .02

   Fully diluted:
     Common shares and equivalents            23,609    23,343  23,600  23,357
     Net additional common shares
       issuable upon exercise of
       dilutive options, determined
       by treasury stock method using
       period end market price, if
       higher than average price                  17         -      20       -
     Common shares, equivalents and
       other potentially dilutive
       securities                             23,626    23,343  23,620  23,357

     Net income for fully diluted
       computation                            $  5.6    $  1.3  $  8.3  $   .5

     Per share amount                         $  .24    $  .05  $  .35  $  .02

   NOTE:   (a) Dilution is less than 3%

                                                                            17