Form 10-Q
period 1994-09-30
CHESAPEAKE CORP /VA/
filed 1994-11-09
CIK 19731

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1994

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

                 Common stock of $1 par value, 23,690,398 shares.



                                                          Page 1 of 22 Pages.




                                      PART I


                      CHESAPEAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                   FOR THE THIRD QUARTER AND YEAR TO DATE ENDED
                            SEPTEMBER 30, 1994 AND 1993



                                         Third Quarter       Year to Date
                                        1994       1993      1994    1993
                                        (In millions, except per share data)

   Net sales                            $266.9    $238.3    $715.8  $684.0
   Costs and expenses:
     Cost of products sold               190.6     179.7     522.8   521.0
     Depreciation and cost
      of timber harvested                 18.5      17.6      54.9    53.9
     Selling, general and
      administrative expenses             28.8      26.5      84.0    78.0

       Income from operations             29.0      14.5      54.1    31.1

   Other income and expenses, net          2.5       1.6       6.8     2.5
   Interest expense                       (7.4)     (7.8)    (23.4)  (24.2)

       Income before taxes                24.1       8.3      37.5     9.4

   Income taxes                            9.0       5.7      14.1     6.3

       Net income                       $ 15.1    $  2.6    $ 23.4  $  3.1

   Earnings per share                   $  .64    $  .11    $  .99  $  .13

   Weighted average number of
     common shares and
     equivalents outstanding              23.9      23.5      23.7    23.4

   Cash dividends declared per
     share of common stock              $  .18    $  .18    $  .54  $  .54


                              See accompanying notes.






                                                                               2




                      CHESAPEAKE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                             Sept. 30, 1994      Dec. 31, 1993
                                                        (In millions)

          ASSETS
   Current assets:
       Cash and cash equivalents               $ 12.6              $   .7
       Accounts receivable, less
         allowances for doubtful
         accounts of $4.3 and $3.0              124.0                87.5
       Inventories, at lower of cost
         or market                               92.0                79.7
       Deferred income taxes                     12.2                12.2
       Other                                      6.1                 6.1

         Total current assets                   246.9               186.2



   Property, plant and equipment, at cost:
       Land, buildings, machinery
         and equipment                        1,218.5             1,159.5
       Less accumulated depreciation            615.6               545.5

                                                602.9               614.0


       Timber and timberlands, net               40.0                39.8

     Net property, plant and equipment          642.9               653.8


   Goodwill, net                                 43.9                28.0


   Other assets                                  53.6                51.3


                                              $ 987.3             $ 919.3








   3









                                                  Sept. 30, 1994 Dec. 31, 1993
                                                           (In millions)

     LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable and accrued expenses         $103.6          $ 90.5
     Current maturities of long-term debt             1.1             1.5
     Dividends payable                                4.3             4.2
     Income taxes payable                             5.6             2.9


         Total current liabilities                  114.6            99.1


   Long-term debt                                   364.6           333.1

   Postretirement benefits other than pensions       23.1            20.5

   Deferred income taxes                            103.9            98.6



   Stockholders' equity:
     Preferred stock, $100 par value,
       issuable in series;
       authorized, 500,000 shares;
       issued, none
     Common stock, $1 par value;
       authorized 60,000,000 shares;
       outstanding 23,690,398 and
       23,514,378 shares                             23.7            23.5
     Additional paid-in capital                     105.0           102.6
     Retained earnings                              252.4           241.9

                                                    381.1           368.0

                                                   $987.3          $919.3


                              See accompanying notes.





                                                                               4
                      CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEAR TO DATE ENDED SEPTEMBER 30, 1994 AND 1993

                                                               1994      1993
                                                                (In millions)
   Operating activities
     Net income                                             $ 23.4    $  3.1
     Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation, cost of timber harvested and
        amortization of intangibles                           56.6      55.5
       Deferred income taxes                                   2.3        .8
       Gain on sale of property, plant and equipment          (1.6)     (2.7)
       Changes in operating assets and liabilities,
        net of acquisitions:
          Accounts receivable                                (30.7)    (12.6)
          Inventories                                         (7.6)     14.2
          Other assets                                        (3.1)     (2.5)
          Accounts payable and accrued expenses                9.1      14.0
          Income taxes payable                                 2.4       2.5
          Other payables                                       2.5       1.1

     Net cash provided by operating activities                53.3      73.4

   Investing activities
     Purchases of property, plant and equipment              (33.6)    (49.7)
     Acquisition (net of notes issued to sellers of $15.9)   (16.7)        -
     Proceeds from sale of property, plant and
      equipment                                                2.7       3.2
     Other                                                     5.1        .4

     Net cash used in investing activities                   (42.5)    (46.1)

   Financing activities
     Net borrowings (payments) on credit lines                (3.1)    (50.4)
     Payments on long-term debt                              (34.7)    (58.5)
     Proceeds from long-term debt                             49.1      92.0
     Proceeds from issuances of common stock                   3.4       2.1
     Dividends paid                                          (12.7)    (12.6)
     Other                                                    ( .9)        -


     Net cash provided by (used in) financing activities       1.1     (27.4)

     Increase (decrease) in cash and cash equivalents         11.9       (.1)

   Cash and cash equivalents at beginning of period             .7        .7

     Cash and cash equivalents at end of period              $12.6     $  .6

   Supplemental cash flow information:
     Interest payments                                       $23.2     $23.7

     Income tax payments, net of refunds                     $ 9.5     $  .6

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

   2.          Inventories:

                                            Sept. 30, 1994  Dec. 31, 1993


                                          (In millions)
               Inventories consist of:
                 Finished goods and work
                   in process                    $ 50.8          $ 49.3
                 Materials and supplies            41.2            30.4

                   Totals                        $ 92.0          $ 79.7


               The amount of work in process inventories is insignificant in relation to total inventories.

   3.          Commitments and Other Matters:

               At September 30, 1994, commitments, primarily for capital expenditures, approximated $49 million. These commitments include anticipated expenditures of $6 million in 1994 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in West Point, Virginia and Menasha, Wisconsin. The remaining commitments of $43 million are for various capital projects, none of which is individually material.

               Uncommitted environmental protection projects may cost the Company another $9 million during the next several years. Additional non-determinable environmental protection expenditures could be required in the future when facilities are expanded or if more stringent standards become applicable. See Note 6.

   3.          Commitments and Other Matters (continued):

               On October 11, 1994, the Board of Directors approved expansion plans totaling $48 million for the Company's packaging and kraft businesses. The planned expansions include a new manufacturing plant on the west coast for the Company's Color-Box graphic packaging business and additional equipment at the existing Color-Box plant in Richmond, Indiana. The expansions are expected to increase Color-Box's graphic packaging manufacturing capacity by approximately 30 percent. In addition, an upgrade of the No. 2 paper machine at the Chesapeake Paper Products Company kraft mill in West Point, Virginia was approved. The upgrade is expected to increase mill production capacity by about 8 percent. These projects are consistent with Chesapeake's strategy of expanding the packaging business, lowering costs and focusing capital spending on projects that are expected to have a high return on investment. The expansions are expected to be financed by internally generated funds and existing credit facilities.

               In the second quarter of 1994, Chesapeake Paper Products Company and Chesapeake Forest Products Company implemented an enhanced retirement program which resulted in a second quarter pre-tax charge of approximately $4.9 million. Anticipated pre-tax savings from implemention of the program are projected to be $1 million in 1994 and $3.5 million annually thereafter.

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

   5.          Income Taxes:

               The Company's effective income tax rate was 37.7% in 1994 compared to 62.5% in 1993. The third quarter 1993 income tax expense included a one-time, non-cash charge of $2.4 million, or $.10 a share, to reflect changes in deferred taxes resulting from the 1993 Revenue Reconciliation Act. Without this charge, the Company's 1993 effective income tax rate would have been 41.4%. The differences between the Company's effective income tax rate and the statutory federal income tax rate are due to state income taxes and purchase accounting adjustments resulting from acquisitions.

   6.          Environmental Matters:

               Chesapeake operates under, and is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

               On June 23, 1994, Wisconsin Tissue Mills Inc., a wholly-owned subsidiary of the Company, received a notice from the United States Fish and Wildlife Service that it had been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act with respect to possible natural resource liability relating to polychlorinated biphenyls in the Fox River and Green Bay System. The notice invites the PRPs to participate in the development and performance of a natural resource damage assessment with respect to the alleged discharges. Wisconsin Tissue and the four other PRPs have requested that the U.S. Fish and Wildlife Service delay the proposed damage assessment to permit voluntary restoration and remediation to proceed. The U.S. Fish and Wildlife Service has not yet commenced the natural resource damage assessment process. The ultimate cost to Wisconsin Tissue, if any, associated with this matter cannot be predicted with certainty at this time, due to: the unknown magnitude of any contamination; the varying costs of alternative clean-up methods; the evolving nature of clean-up technologies and governmental regulations; and the inability to determine the company's share of any multi-party clean-up, the extent to which contribution will be available from other parties and the scope of potential recoveries from insurance carriers and prior owners of Wisconsin Tissue.

               The U.S. Environmental Protection Agency ("EPA") has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules").
               The EPA has indicated that it intends to issue the final Cluster Rules in the fall of 1995. The definitive Cluster Rules are expected to require compliance within three years after the date of their adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55 million at the Company's two paper mills. The Company has joined with the American Forest & Paper Products Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The eventual capital expense impact to the Company of compliance with the definitive Cluster Rules is not presently determinable, and will depend on a number of factors, including: the scope of

   6.          Environmental Matters (continued):

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Results of Operations


   3rd Quarter 1994 vs. 3rd Quarter 1993

        Net sales for the three months ended September 30, 1994 were a record $266.9 million, up 12% over net sales of $238.3 million in the third quarter of 1993. Sales of $19 million from Lawless Holding Corporation, acquired in January 1994, partially offset the absence of $24 million in sales during 1993 from the Company's former treated wood business. Sales from continuing businesses were up 16%, as each major business--kraft products, tissue and packaging--experienced third quarter gains over 1993 levels. Increased shipments of kraft products and packaging and sales price recovery for most major products contributed to the increase.

        Net income for the third quarter was $15.1 million, or $.64 a share, compared to $2.6 million, or $.11 a share, in the third quarter of 1993. Continued solid operating performance, effective cost control and price relief lowered cost of products sold as a percentage of net sales from 75% in the 1993 quarter to 71% in the 1994 quarter. Selling, general and administrative expenses as a percentage of net sales approximated that of last year. Depreciation and cost of timber harvested for the 1994 quarter was up slightly compared to the prior year. Other income was up $.9 million and included gains from sales of land that was no longer considered strategic, hunting income and interest income from cash investments. Excluding small amounts of capitalized interest, interest expense for the 1994 quarter was down 6% compared to 1993, due primarily to lower debt levels. The third quarter of 1993 income tax expense included a one-time, non-cash charge of $2.4 million, or $.10 a share, to reflect a change in deferred taxes resulting from the 1993 Revenue Reconciliation Act.


   Kraft Products

        EBIT (earnings before interest and income taxes) for the kraft products segment was $12.8 million for the third quarter of 1994 compared to a small loss for the third quarter of 1993, the low point in the cycle for this business. Shipments of kraft products were a quarterly record at 217,000 tons, an increase of 10% over third quarter of 1993. Productivity and quality continued to improve with third quarter 1994 production volume averaging over 2,200 tons per day, compared to slightly over 2,000 tons per day for the third quarter of last year. Containerboard and market pulp price increases implemented during the first nine months of 1994 resulted in pricing levels for the third quarter of 1994 well above those of the third quarter of 1993. The largest gains were from market pulp. Third quarter 1994 earnings were negatively impacted by wastepaper costs which increased rapidly during the first half of the year, causing this business to absorb almost $7 million in additional costs in the third quarter of 1994 compared to third quarter 1993. Prices for old corrugated containers began to moderate late in the third quarter, but are not expected to return to 1993 levels in the near term. The kraft products segment includes the results of the building products business, a small part of Chesapeake's total operations, which improved over 1993's solid results, as sales volumes increased and prices for lumber continued to be strong. Third quarter 1993 net sales for the kraft products segment included $24 million in sales from the Company's former treated wood business.


   Tissue

        EBIT of the tissue segment for the third quarter of 1994 was up $.7 million compared to the third quarter of 1993, primarily due to improved
   pricing.   Tissue pricing was 6% above third quarter 1993 levels as a result of sales price improvements and improved product mix. Third quarter 1994 tissue shipments were down 6% compared to third quarter 1993 shipments due to a planned maintenance outage to replace a yankee dryer and heavy shipments at the end of the second quarter just prior to the summer price increase. Shipments of converted products were down 4%. Fewer non-converted parent rolls are being sold in 1994. Escalating wastepaper prices added over $1 million to fiber costs compared to the third quarter of 1993. Third quarter net sales of the consumer products business increased 15% and operating profit improved $.4 million compared to last year's third quarter.


   Packaging

        EBIT for the packaging segment for the third quarter of 1994 improved $1.1 million over the third quarter of 1993. Third quarter 1994 packaging net sales were up 37% compared to the third quarter of 1993. Lawless Holding Corporation added $19 million to net sales for the 1994 quarter. Same plant net sales were up 11%. Graphic packaging continued to be the fastest growing business for this segment, although sales also were up for the point-of-sale and corrugated shipping container businesses. Rising containerboard costs caused margins to be under pressure during most of the quarter.

   BUSINESS SEGMENT HIGHLIGHTS

                                                                Third Quarter
                             Third Quarter      Second Quarter  Year-to-Date
                            1994      1993       1994           1994     1993
   Net Sales:
     Kraft products         $ 88.0   $ 87.8     $ 78.7         $237.8  $279.6
     Tissue                   80.9     78.2       77.7          223.3   210.6
     Packaging                96.4     70.4       79.7          250.1   190.6
     Corporate                 1.6      1.9         .8            4.6     3.2
                            $266.9   $238.3     $236.9         $715.8  $684.0



                                                                              11





   EBIT:
     Kraft products         $ 12.8   $ (1.4)    $  1.6         $ 17.3  $  4.6
     Tissue                   12.4     11.7       14.3           34.8    20.9
     Packaging                 8.5      7.4        4.8           17.6    14.9
                              33.7     17.7       20.7           69.7    40.4
     Corporate                (2.2)    (1.6)      (4.0)          (8.8)   (6.8)
                            $ 31.5   $ 16.1     $ 16.7         $ 60.9  $ 33.6

   3rd Quarter Year-to-date 1994 vs. 3rd Quarter Year-to-date 1993

        Net sales for the nine months ended September 30, 1994 were a record $715.8 million, up 5% over net sales of $684.0 million for the first nine months of 1993. Sales of $46 million by Lawless Holding Corporation, acquired in January 1994, partially offset the absence of approximately $84 million in sales from the Company's former treated wood business. Sales from continuing businesses were up 12%, as each major business--kraft products, tissue and packaging--experienced gains for the current year-to-date over 1993 levels. Increased shipments of kraft products and graphic packaging, improved product mix for tissue and sales price increases for tissue and kraft products accounted for most of the improvement.

        The onetime pre-tax charge of $4.9 million for the enhanced retirement program in the kraft products segment lowered 1994 earnings (see Note 3 to the Consolidated Financial Statements included herein). After the onetime charge, year-to-date net income for 1994 was $23.4 million, or $.99 a share, compared to $3.1 million, or $.13 a share, in 1993. Continued solid operating performance and effective cost control lowered cost of products sold as a percentage of net sales from 76% in 1993 to 73% in 1994. Selling, general and administrative expenses were up from last year primarily due to the onetime charge related to the enhanced retirement program. Depreciation and cost of timber harvested for 1994 was $1 million higher than 1993 amounts. Other income, net was up $4.3 million as a result of sale of land that was no longer considered strategic, a nonrecurring gain from the settlement of indemnification issues related to a prior business acquisition, the sale of equipment that was no longer used by the Company and interest income from cash investments. Excluding small amounts of capitalized interest, interest expense for 1994 was down 3% compared to 1993, due primarily to lower debt levels. The 1993 income tax expense reflected a one-time charge of $2.4 million related to the 1993 Revenue Reconciliation Act.

   Kraft Products

        Shipments of kraft products for the first nine months of 1994 were a record 638,000 tons, an increase of 7% over the first nine months of 1993. Productivity and quality improved over the previous year, with 1994 production volume averaging 2,170 tons per day, compared to slightly under 2,000 tons per day for 1993. Containerboard and market pulp price increases implemented during 1994 resulted in pricing levels that were 13% above those of the first three quarters of 1993. The largest price gains have come from market pulp. Results of the kraft products segment for 1994 include a charge for the enhanced retirement program at Chesapeake Paper Products Company and

   Chesapeake Forest Products Company. Earnings in 1994 have been negatively impacted by higher wastepaper costs which have caused this segment to absorb nearly $11 million in additional costs in 1994 compared to the first nine months of the prior year. The kraft products segment includes the results of the building products business, which improved over 1993's solid results, as sales volumes and prices for lumber increased 20% and 2%, respectively, compared to the first nine months of 1993. Year-to-date net sales for the kraft products segment in 1993 included $84 million in sales from the Company's former treated wood business.

   Tissue

        Shipments of converted products for 1994 were up 2% compared to 1993. Overall tissue shipments were 2% below 1993 levels, as fewer non-converted parent rolls were sold. Tissue pricing for the first three quarters of 1994 was 7% above 1993 levels as a result of the implementation of price increases in late 1993 and in 1994 and improved product mix. This improved pricing, together with continued high productivity and cost reduction, resulted in earnings for the first three quarters of 1994 that were 67% ahead of last year. The results of the tissue segment in 1994 were also positively impacted by the nonrecurring settlement gain. Net sales of the consumer products business increased 9% compared to last year and operating results were profitable, improving $2.5 million.

   Packaging

        Year-to-date packaging net sales for 1994 were up 31% compared to 1993. Lawless Holding Corporation, acquired by Chesapeake in January 1994, added
   $45 million to 1994 net sales.   Volume from Color-Box, a graphic packaging
   subsidiary, increased from the prior year with the completion late in 1993 of the final phase of a capital expansion program which doubled the capacity of this facility. By the end of the third quarter of 1994, sales price increases had basically covered the increased containerboard costs which have caused margins to be under pressure for much of the year.

   3rd Quarter 1994 vs. 2nd Quarter 1994

        Net sales for the third quarter of 1994 were up $30.0 million, or 13%, from net sales of $236.9 million for the second quarter of 1994. This improvement is due to the normal seasonally stronger third quarter and sales price relief for most products. Improved volume for each of the three major businesses also contributed to the increase in sales over the second quarter.

       Net income for the third quarter of 1994 was $9.5 million greater than net income for the second quarter. The second quarter included a pre-tax charge for the enhanced retirement package offset in part by a nonrecurring settlement gain. The remainder of the improvement resulted from higher selling prices, improved sales volumes, lower interest expense and higher interest income. These positive factors were offset in part by higher wastepaper costs. Depreciation and cost of timber harvested approximated second quarter levels. Excluding capitalized interest, interest expense for the third quarter was 5% lower than in the second quarter.

   Kraft Products

        EBIT for the kraft products segment for the third quarter of 1994 improved $11.6 million over the second quarter of the year. Shipments of kraft products for the third quarter of 1994 increased 2% compared to the second quarter. Second quarter results were negatively impacted by a charge related to the enhanced retirement program and lower production as a result of a planned maintenance outage. Price increases were implemented for most products and productivity continued to improve. Wastepaper costs, which began to escalate in the first quarter and continued to climb rapidly in the second quarter, began to moderate near the end of the third quarter, but are still well above year-end 1993 levels. This caused the kraft products segment to absorb an additional $3 million in wastepaper costs during the
   third quarter compared to the second quarter.   Earnings of the building
   products business was down 8% compared to the seasonal peak achieved in the second quarter. Implementation of additional sales price increases on October 1, 1994 for all kraft paper products is expected to further add to the earnings momentum for this segment. There is, however, a scheduled maintenance outage in November and wastepaper costs continue to be high.

   Tissue

        EBIT for the tissue segment was down $1.9 million in the third quarter compared to the second quarter as a result of lower shipments, higher wastepaper costs of approximately $1 million and the nonrecurring settlement gain realized in the second quarter. Tissue shipments were down 1% because of a planned maintenance outage to replace a yankee dryer and heavy sales near the end of the second quarter prior to the summer price increase. Improved sales prices and mix, excellent productivity by the converting operations and the profitable performance of the consumer products business helped offset the negative factors. These positive trends are expected to continue in the fourth quarter and an additional price increase is expected. However, high wastepaper costs are expected to continue in the fourth quarter.

   Packaging

        EBIT for the packaging segment in the third quarter improved $3.7 million, or 77%, compared to the second quarter. Net sales improved 21% as the seasonal peak for this business began during the latter part of the third quarter. Margins were under pressure during much of the third quarter. However, average pricing improved about 7% during the third quarter to basically cover the July containerboard price increase by the end of the September. Containerboard price increases implemented October 1 will cause renewed pressure on margins. In order to cover the increase in raw material, box prices increases of 8 to 12% are expected to be attempted. Backlogs remain strong for this segment as its peak selling season continues in the early part of the fourth quarter. Strong growth is expected to continue in the graphic packaging area and the Lawless facilities are performing in line with Company expectations.

   Capital Expenditures

        Capital expenditures for the third quarter of 1994 were $12.1 million. For the first nine months of 1994 capital expenditures were $33.6 million, down 32% compared to the first nine months of 1993, as investments focused on smaller incremental additions rather than large projects. Planned capital expenditures for 1994 are expected to be approximately $55 million. Capital expenditures for 1993 were $64 million. The 1994 planned capital expenditures are for various operational improvements throughout the Company, with no 1994 capital project individually more than 5% of the total planned spending. Capital expenditures for 1994 are expected to be financed with internally generated funds supplemented by proceeds from borrowings from existing credit facilities. During October 1994 the company announced expansion plans totaling $48 million for the packaging and kraft businesses. The expansions are expected to increase graphic packaging manufacturing capacity by approximately 30% and increase production capacity at the West Point, Virginia kraft mill by about 8%. During 1995 capital expenditures are expected to be in the $120-$130 million range resulting from carryovers of 1994 projects and the announced expansion plans.

   Liquidity and Capital Structure

        Working capital increased $21.9 million during the third quarter of 1994 as a result of heightened business activity. Increases in accounts receivable of $13.5 million and inventories of $5.9 million were partially offset by increases in accounts payable of $5.1 million. Cash and cash investments were also up $12 million during the quarter. The average collection period for accounts receivable remained the same during the third quarter, but is three days higher than 1993's average. Accounts receivable, inventories and accounts payable are higher than year end levels due in part to the inclusion of the accounts of Lawless Holding Corporation acquired in January 1994. The ratio of current assets to current liabilities was 2.2 at the end of third quarter 1994 compared to 2.0 at the end of the second quarter of 1994 and 1.9 at year end 1993.

        "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $50.5 million for the third quarter of 1994, or 48% higher than $34.1 million for the third quarter of 1993. Improved income before taxes was primarily responsible for this increase. EBIT + D for the third quarter of 1994 was 42% higher than EBIT + D of $35.5 million for the second quarter of 1994. Year-to-date EBIT + D was $117.2 million, 32% higher than $88.7 million in 1993. Net cash provided by operating activities for the third quarter of 1994 was $23.7 million, or $3.6 million less than in the third quarter of last year. Year-to-date, net cash provided by operating activities was $53.3 million, or $20.1 million less than last year's record, as improved net income was offset by changes in accounts receivable, inventories and accounts payable.
        During the third quarter of 1994, long-term debt decreased by approximately $1 million to $364.6 million. In addition to the reduction of long-term debt, $11 million of cash was invested during the quarter. Long-term debt has increased $31.5 million since the beginning of the year primarily because of the acquisition of Lawless Holding Corporation. During the first quarter Chesapeake completed the public offering of $50 million of 25-year tax exempt bonds associated with projects at its West Point, Virginia mill. The offering consisted of $31.25 million of 6.25% bonds, the proceeds of which were used to repay 9.0% to 10.125% tax exempt bonds issued in 1984, and $18.75 million of 6.375% bonds, the proceeds of which are being used to finance new qualified projects. The call premium and write-off of the remaining deferred debt costs for the 1984 bonds increased first quarter interest expense by $.8 million. Out of a total of $100 million committed and $115 million uncommitted credit lines available at the end of third quarter, none were utilized. The ratio of long-term debt to total capital was 43% at the end of third quarter 1994 compared to 44% at the end of second quarter 1994 and 44% at the end of third quarter 1993. The ratio of long-term debt to stockholders' equity was 96% at the end of third quarter 1994 compared to 100% at the end of second quarter 1994 and 101% at the end of third quarter 1993.


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

                         Exhibit 27.1 - Financial Data Schedule

                    (b)  Reports on Form 8-K

                        None

                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHESAPEAKE CORPORATION
                                                  (Registrant)


   Date: November 9, 1994                    BY: /s/Christopher R. Burgess
                                                    Christopher R. Burgess
                                                          Controller



   Date: November 9, 1994                    BY:   /s/Andrew J. Kohut
                                                      Andrew J. Kohut
                                                 Vice President - Finance &
                                                  Chief Financial Officer

                                   EXHIBIT INDEX



                                                                       Page

   Exhibit 11.1
               Computation of Net Income per Share of
               Common Stock                                             21

   Exhibit 27.1
               Financial Data Schedule                                  22



                                                                 EXHIBIT 11.1




                      CHESAPEAKE CORPORATION AND SUBSIDIARIES
                COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                      FOR THE THIRD QUARTER AND YEAR TO DATE
                         ENDED SEPTEMBER 30, 1994 AND 1993

             (Share amounts in thousands, dollar amounts in millions,
                           except for per share amounts)

                                                Third Quarter    Year to Date
                                                1994   1993      1994    1993
 Primary:
     Weighted average number of common
       shares outstanding                     23,656  23,446    23,521  23,369
     Net additions to common shares
       assuming exercise of dilutive
       options, determined by treasury
       stock method                              254       6       183      20

     Common shares and equivalents            23,910  23,452    23,704  23,389


     Net Income                               $ 15.1  $  2.6    $ 23.4  $  3.1

     Per share amount                         $  .64  $  .11    $  .99  $  .13

   Fully diluted:
     Common shares and equivalents            23,910  23,452    23,704  23,389
     Net additional common shares
       issuable upon exercise of
       dilutive options, determined
       by treasury stock method using
       period end market price, if
       higher than average price                  63      19        34       6
     Common shares, equivalents and
       other potentially dilutive
       securities                             23,973  23,471    23,738  23,395

     Net income for fully diluted
       computation                            $ 15.1  $  2.6    $ 23.4  $  3.1

     Per share amount                         $  .63  $  .11    $  .98  $  .13

   NOTE:   (a) Dilution is less than 3%

                                                                              21