Form 10-K
CHESAPEAKE CORP /VA/
filed 1995-03-14
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1994

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   The aggregate market value on February 14, 1995, of the voting stock held by non-affiliates of the registrant was $753 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

   23,761,395 shares of the registrant's common stock, par value $1, were outstanding as of February 14, 1995.

   Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1994 are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 26, 1995, are incorporated in
Part III by reference.

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

    Chesapeake competes in a large, capital-intensive industry. Until the mid 1980s, Chesapeake's products were primarily kraft commodity products manufactured by Chesapeake Paper Products. In commodity markets, selling prices are controlled by total market supply and demand. To be successful in these markets, it is important to maximize production and minimize operating costs. Selling prices and profits for commodity products are usually cyclical and follow general economic conditions.

     During the past several years, Chesapeake has pursued a strategy of focusing on specialty products in markets that management believes have growth potential or in which the Company has or may be able to achieve competitive advantages. The Company's strategy for success with its specialty products is to utilize its recycling expertise creatively, to differentiate itself from its competition by producing products which are distinctive and to utilize its superior ability to respond to customers' requirements. Management believes this strategy allows the Company to achieve less cyclical and greater profits than with commodity products and to better utilize Chesapeake's strengths. During 1994, sales of specialty products were more than 60% of Chesapeake's total sales. During the three years prior to 1994, low selling prices for commodity products offset much of the benefit derived from specialty product sales. In 1994, sales prices for the paper industry recovered significantly. See "Financial Review 1992-1994" of the Company's 1994 Annual Report to Stockholders (the "1994 Annual Report"), incorporated herein by reference.

     Because we understand the service needs of our customers, we believe we are able to provide quality products quickly and efficiently. Our decentralized management style allows quick and creative decisionmaking. Our operations are designed to be flexible to changing customer demands and business conditions.

    Chesapeake's businesses are run to generate cash flow and earn an acceptable long-term return on investment for stockholders.

     Our manufacturing and converting processes are capital intensive; property, plant and equipment, including timber and timberlands, comprise approximately 64% of our total assets. Our tissue and kraft operations require major investments in paper machines, fiber preparation equipment and converting equipment. In 1992, the Company completed an eight-year $600 million capital spending program for machinery, equipment and new technology to increase production of specialty products while reducing the Company's emphasis on commodity products such as brown paperboard and bleached hardwood pulp. About one-half of these expenditures were for paper machine projects for our kraft and tissue businesses. This program also included a $100 million project for a recovery boiler, evaporators and related equipment for our kraft business. In our other businesses, we have continued to invest in specialized converting and processing equipment needed to meet our strategic goals and customer requirements. Other recent capital spending has focused on enhancing efficiency, productivity and product quality. Recent acquisitions, primarily in packaging, have benefited the Company with immediate expertise or marketing strength for our future needs and requirements.

     Our businesses are grouped into three major segments: kraft products, tissue and packaging. The information presented in "Notes to Consolidated Financial Statements, Note 14 - Business Segment Information" of the 1994 Annual Report is incorporated herein by reference. Information with respect to the Company's working capital is set forth under the caption "Financial Review 1992-1994, Liquidity and Capital Structure" of the 1994 Annual Report and is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Financial Review 1992-1994, Capital Expenditures" of the 1994 Annual Report and is incorporated herein by reference.

KRAFT PRODUCTS

     Chesapeake's kraft products segment consists of Chesapeake Paper Products Company, our kraft products operations, and Chesapeake Forest Products Company, our woodlands and building products operations, both based in West Point, Virginia. Chesapeake Building Products Company, a wholly owned subsidiary of Chesapeake Forest Products Company, was formed in 1993 with the merger of the company's lumber division and Chesapeake Wood Treating Co.

Chesapeake Paper Products Company

     Chesapeake Paper Products manufactures white top paperboard, which accounts for approximately 80% of the total paperboard product mix, kraft paperboard, kraft paper, corrugating medium and bleached hardwood pulp at its mill located in West Point, Virginia. Paperboard and corrugating medium, the outer and inner materials of a corrugated container, are sold to external and company-owned container and packaging plants. Kraft paper is sold to external converters to make bags and wrappings. Bleached hardwood pulp is sold primarily to non-pulp producing paper manufacturers which manufacture predominantly printing and writing paper. Most of our customers are located in the eastern half of the United States, primarily in the mid-Atlantic and northeastern states, where we have the advantage of lower freight rates compared to many of our competitors. We also sell to international customers, primarily in Europe, Asia and Canada. Our salesforce markets these products to integrated and independent converters and manufacturers. Total shipments from the West Point mill were 850,000 tons in 1994, 798,000 tons in 1993 and 721,000 tons in 1992.

     In 1994, approximately 66% of the raw material for products manufactured by our kraft products mill was virgin wood fiber, with the remainder being recycled fiber recovered through our recycling system. Three company-owned recycling centers collect recycled fiber for the mill, which has the capacity to use 360,000 tons of recycled fiber annually. About 78% of the virgin wood fiber used in 1994 was purchased from wood producers or independent timberland owners and the rest was from company-owned timberlands. In addition to our three paper machines and a market pulp machine, the West Point facility includes wood storage, wood pulping, paper recycling and steam and power generation equipment.

     In recent years much emphasis has been placed on training, problem-solving and employee involvement in all phases of the mill's operation. These factors, as well as the installation of new equipment, have enabled the mill to improve product quality and lower reject levels.

Chesapeake Forest Products Company, Woodlands Division

    Chesapeake Forest Products, Woodlands Division,owns and actively manages approximately 328,000 acres of timberland located in Virginia, Maryland,and Delaware. The primary objective of our woodlands operation is to provide an adequate supply of wood at a competitive cost to our kraft products mill located at West Point. Wood comes from our company-owned lands and from independent landowners. Our foresters use environmentally sound, modern forestry methods intended to ensure a long-term, low-cost fiber supply. Our genetically superior pine seedlings, which are used in our reforestation program on company-owned land and made available to private landowners, grow quicker and provide higher quality, more uniform fibers at the time of harvest than traditional seedlings. We are actively utilizing natural reforestation techniques to generate new hardwood timber stands on company-owned and privately held land. For more than 25 years, Chesapeake has participated in research programs that have improved the quality, disease resistance and growth rate of our planted trees.

Chesapeake Building Products Company

     Chesapeake Building Products operates four sawmills in Virginia and Maryland, manufacturing pine and hardwood lumber.
The raw materials are provided from both company-owned timberlands and from other landowners. Our sawmill products are sold by our own salesforce to independent users.

     Substantially all of the assets of the former Chesapeake Wood Treating Co. were conveyed to Universal Forest Products, Inc. under lease and purchase agreements in October 1993. Chesapeake Wood Treating Co. produced chemically treated pine lumber for the home improvement and residential construction markets. Net sales of this business were $85.8 million in 1993 and $97.7 million in 1992.

TISSUE

     Chesapeake's tissue segment consists of Wisconsin Tissue
Mills Inc., which produces tissue for industrial and commercial markets, and Chesapeake Consumer Products Company, a converter of tissue products for the consumer market.

Wisconsin Tissue Mills Inc.

      Wisconsin Tissue, acquired in 1985, manufactures napkins, tablecovers, toweling, placemats, wipers and facial and bathroom tissue for commercial and industrial markets at its paper mill and converting facilities located in Menasha, Wisconsin and Neenah, Wisconsin. Our strategy is to provide a full line of disposable products for the commercial and industrial tissue markets. Our 2,200 products are found in full-menu and fast-food restaurants, hotels, motels, clubs, health care facilities, schools and office locations and on airlines.

   The raw material for the paper manufactured by Wisconsin Tissue is 100% recycled fiber. Four paper machines manufacture base tissue stock that is converted on over 100 specialized machines, with additional converting machines scheduled to come on-line in 1995. The Company believes that its computerized warehouse inventory and distribution systems give it an advantage over many of its competitors in product shipping efficiency and inventory control. Our tissue products are sold throughout the United States and in Canada by our own salesforce. Shipments by Wisconsin Tissue were 217,000 tons in 1994, 220,000 tons in 1993 and 211,000 tons in 1992.

Chesapeake Consumer Products Company

     The strategic objective of Chesapeake Consumer Products, formed in 1989 from acquired companies and an internally developed product line, is to expand the marketing and distribution of tabletop tissue products and boost the nonseasonal sales volume of these products. In 1990, the product line was narrowed to focus on napkins, plates, cups, tablecovers and accessories, and in 1992 and 1993 the company reorganized the former Finess portion of the business to reduce the variety of products sold, increase operating efficiencies and lower overhead. With our narrower product focus we believe we can be successful in the highly competitive consumer products marketplace. In 1994, more consistent sales levels combined with improved operating efficiencies produced the company's first profitable year. Our consumer products are sold throughout the United States by our own salesforce and by independent representatives, and can be found in supermarkets, retail chain and specialty stores and other mass merchandisers. We have improved our manufacturing process by installing flexographic edge-to-edge printing technology, state-of-the-art napkin converting and napkin wrapping machines and adding a new warehouse and shipping area.

PACKAGING

Chesapeake Packaging Co.

   Chesapeake Packaging has three marketing thrusts: point-of-sale displays and specialty packaging, consumer graphic packaging and corrugated shipping containers.

   We believe that our packaging group is a leader in serving the point-of-sale display and specialty packaging needs of major national consumer products companies. Through a network of regional sales and design offices, the point-of-sale group, Chesapeake Display and Packaging Company, provides creative design services to our customers to meet their promotional and permanent display needs. Our manufacturing facilities utilize modern production, assembly and packaging processes to meet our customers' stringent quality and shipment demands. We have two strategically located point-of-sale display and specialty packaging manufacturing plants and three assembly plants which provide service to customers throughout the United States.

   Our Color-Box subsidiary, the fastest growing area of our packaging segment, supplies consumer graphic packaging to customers nationwide that require attractive full litho-laminated retail packaging. The final phase of a $13 million expansion project to double the capacity of this business was completed in 1993. In January 1994, Chesapeake Packaging acquired Lawless Holding Corporation, which included Lawless Packaging and Display, a consumer graphic packaging plant in Buffalo, New York, which is now operated as the Buffalo division of Color-Box. Further expansion of Color-Box is planned for 1995, with the expected start-up of a new graphic packaging plant in Visalia, California, and installation of additional equipment at the existing Color-Box facility in Richmond, Indiana.

   Eleven corrugated shipping container plants located in seven states manufacture corrugated boxes and specialty packaging for customers within each plant's geographic area. The raw materials for the packaging plants include paperboard and corrugating medium (purchased both from independent suppliers and from Chesapeake Paper Products) that are converted to make the walls of the packaging unit. Various converting equipment is used to print, cut, slot and glue the container to customer specifications. The Lawless acquisition in January 1994 included the Lawless Container Corporation corrugated container plant in North Tonawanda, New York and corrugated sheet plants in Scotia, New York, Le Roy, New York and Madison, Ohio.

OTHER BUSINESSES

Delmarva Properties, Inc. and Stonehouse Inc.

     Delmarva Properties develops and markets land that has potential for value greater than as timberland. Nearly all of Delmarva Properties' present land inventory of approximately 15,000 acres was formerly timberland owned by Chesapeake Forest Products. Delmarva Properties develops land in Virginia, Maryland and Delaware primarily for residential housing. Sales also include large lots and acreage for others to develop for both residential and commercial uses. A major project involves the development of a mixed-use site next to a proposed horse racing track in New Kent, Virginia.

     Stonehouse Inc. is managing the planning for development of a new 7,600-acre planned community near Williamsburg, Virginia. The company is in the process of applying for required permits and approvals for this large project. While the first sales are anticipated in 1995, significant sales are not anticipated until at least the latter part of the 1990s. Most of Stonehouse's land was formerly timberland owned by Chesapeake Forest Products.


RAW MATERIALS

     Most of the Company's raw materials are readily available at competitive prices. Currently, supplies of recycled fiber, a major raw material for our paper mills, are tight and these costs have risen significantly. See "Financial Review 1992-1994" of the 1994 Annual Report, incorporated herein by reference.


ENVIRONMENTAL

     The information presented under the caption "Financial
Review 1992-1994, Environmental" of the 1994 Annual Report is incorporated herein by reference.


EMPLOYEES

     As of December 31, 1994, the Company had 5,209 employees. The Company believes that its relations with its employees are good. In 1992, Wisconsin Tissue and Chesapeake Paper Products entered into five-year collective bargaining agreements with the unions representing employees at these mills. During 1994, a five-year labor contract extension was negotiated with the union representing employees at Chesapeake Paper Products. During 1994, Chesapeake Paper Products Company and Chesapeake Forest Products Company implemented an enhanced retirement program affecting about 55 employees at these operations. See "Financial Review 1992-1994" of the 1994 Annual Report incorporated herein by reference.


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

     Competition is intense in all business segments from much larger companies and from local and regional producers and converters. The Company believes that competitive factors in our industry preclude a meaningful estimate of the number of competitors and, except as noted, the Company's relative competitive position. The Company does not have any appreciable market share in commodity products, such as bleached hardwood pulp and brown paperboard. For this reason, the Company has de-emphasized these products to pursue specialty products that we believe will provide less pricing volatility and increased profitability. We believe that, with our strengths of customer service and competitive products, we are well positioned to compete in these specialized markets.


RESEARCH AND DEVELOPMENT

     In addition to forestry research programs, the Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.


Item 2.  Properties

    At year-end 1994, Chesapeake manufactured or converted paper and wood products at 38 facilities in 11 states. The information presented under "Operating Managers and Locations" in the 1994 Annual Report is incorporated herein by reference. The Company owns most of its production facilities, which are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations.

Item 3.  Legal Proceedings

     The information presented in "Notes to Consolidated
Financial Statements,  Note 10 - Litigation" of the 1994 Annual
Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Executive Officers of the Registrant

     The name and age of each executive officer of the Company as of February 15, 1995, together with a brief description of the principal occupation or employment of each such person during the last five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are elected at each annual organizational meeting of the board of directors.

J. Carter Fox (55)
  Chairman since 1994
  Chief Executive Officer since 1980
  President 1980-1995
Paul A. Dresser, Jr. (52)
  President since 1995
  Chief Operating Officer since 1991
  Executive Vice President 1990-1995
  Chief Financial Officer 1981-1991
  Group Vice President-Finance & Administration 1984-1990
Thomas Blackburn (43)
  Group Vice President-Kraft Products since 1991
  President, Chesapeake Paper Products Company and
  Chesapeake Forest Products Company since 1991
  Kraft Products-Executive Vice President 1990-1991
  General Manager, Crossett, Arkansas,
  Georgia-Pacific Corporation 1988-1990
Andrew J. Kohut (36)
  Group Vice President-Finance & Strategic Development since 1995 Chief Financial Officer since 1991
  Vice President-Finance 1991-1995
  President and General Manager, Color-Box, Inc. 1989-1991
  Senior Director-Strategic Development 1987-1989
William A. Raaths (48)
  Group Vice President-Tissue Products since 1995 President-Wisconsin Tissue Mills Inc. since 1995
  Executive Vice President- Wisconsin Tissue Mills Inc. 1994-1995 President, Chesapeake Consumer Products Company 1989-1994
Samuel J. Taylor (55)
  Group Vice President-Packaging since 1988
  President, Chesapeake Packaging Co. since 1988
J. P. Causey Jr. (51)
  Vice President, Secretary & General Counsel since 1986
John W. Kirk (48)
  Vice President-Strategic Development since 1992
  Controller & Chief Accounting Officer 1990-1992
  Controller 1981-1992
Thomas A. Smith (48)
  Vice President-Human Resources & Assistant Secretary since 1987




                                PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The dividend and stock price information presented under the caption "Recent Quarterly Results" and the information concerning retained earnings available for dividends presented in "Notes to Consolidated Financial Statements, Note 3 - Long-Term Debt" of the 1994 Annual Report are incorporated herein by reference. The Company's common stock is listed on the New York Stock Exchange under the symbol - "CSK". As of February 28, 1995, there were 7,510 stockholders of record of the Company's common stock.


Item 6.  Selected Financial Data

     The information for the years 1990-1994 presented under the caption "Eleven-Year Comparative Record" of the 1994 Annual Report is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

     The information presented under the caption "Financial Review 1992-1994" of the 1994 Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company and its subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 1994 Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information presented under the captions "Information
Concerning Nominees" and "Directors Continuing in Office" of the
Company's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held April 26, 1995 (the "1995 Proxy Statement") is incorporated herein by reference.


Item 11.  Executive Compensation

     The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 1995 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and
"Performance Graph") is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1995 Proxy
Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information presented under the caption "Certain
Transactions" of the 1995 Proxy Statement is incorporated herein by reference.



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          a. Documents

             (i)    Financial Statements

                    The consolidated balance sheet of Chesapeake
                    Corporation and subsidiaries as of December
                    31, 1994 and 1993, and the related
                    consolidated statements of income and
                    retained earnings and cash flows for each of the three years in the period ended December 31, 1994, including the notes thereto, are presented in the Company's 1994 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in the Company's 1994 Annual Report, is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8, no other data appearing in the 1994 Annual Report is deemed to be "filed" as part of this Form 10-K.

             (ii)   Financial Statement Schedules

                    No schedules are filed as part of this report because they are not applicable or are not required.

             (iii)  Exhibits filed or incorporated by reference

                    The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 16-17 hereof. Exhibits 10.1 - 10.9 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

          b. Reports on Form 8-K

             None


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHESAPEAKE CORPORATION
                                   (Registrant)

February 14, 1995             By /s/ CHRISTOPHER R. BURGESS
                                 Christopher R. Burgess
                                 Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By  /s/ PAUL A. DRESSER, JR.     By  /s/ WALLACE STETTINIUS
   Paul A. Dresser, Jr.              Wallace Stettinius
   Director                          Director

By    /s/ J. CARTER FOX          By   /s/ JOHN HOYT STOOKEY
   J. Carter Fox                     John Hoyt Stookey
   Chairman of the Board             Director
   of Directors; President &
   Chief Executive Officer

By   /s/ ROBERT L. HINTZ         By  /s/ RICHARD G. TILGHMAN
   Robert L. Hintz                   Richard G. Tilghman
   Director                          Director

By  /s/ WILLIAM D. McCOY         By /s/ JOSEPH P. VIVIANO
   William D. McCoy                 Joseph P. Viviano
   Director                         Director

By   /s/ C. ELIS OLSSON          By   /s/ H. H. WARNER
   C. Elis Olsson                   Harry H. Warner
   Director                         Director

By  /s/ JOHN W. ROSENBLUM        By   /s/ ANDREW J. KOHUT
   John W. Rosenblum                Andrew J. Kohut
   Director                         Vice President - Finance
                                    & Chief Financial Officer

By  /s/ FRANK S. ROYAL           By /s/ CHRISTOPHER R. BURGESS
   Frank S. Royal                   Christopher R. Burgess
   Director                         Controller


Each of the above signatures is affixed as of February 14, 1995.


                          EXHIBIT INDEX



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

4.2 First Supplemental Indenture, dated as of September 1, 1989, to the Indenture dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

4.3 Rights Agreement, dated as of March 15, 1988, between the Registrant and Crestar Bank (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March
        15, 1988, and incorporated herein by reference)

4.4 Rights Agreement Amendment, dated as of August 24, 1992, between the Registrant and Harris Trust and Savings Bank, as successor rights agent (filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, File No. 33-56473, and incorporated herein by reference)

The registrant agrees to furnish to the Securities and Exchange
Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the registrant and its subsidiaries that are not filed herewith pursuant to Item
601(b)(4)(iii) of Regulation S-K.

10.1    1987 Stock Option Plan (filed as Exhibit A to the
        Registrant's definitive Proxy Statement for the Annual
        Meeting of Stockholders held April 22, 1987 and incorporated herein by reference)

10.2    Directors' Deferred Compensation Plan (filed as Exhibit
        VII to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980 and incorporated herein by reference)

10.3    Non-Employee Director Stock Option Plan (filed as
        Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478 and incorporated herein by reference)


10.4    Executive Supplemental Retirement Plan (filed as Exhibit
        VI to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980 and incorporated herein by reference)

10.5    Retirement Plan for Outside Directors (filed as Exhibit
        10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference)

10.6 Officers' Incentive Program (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference)

10.7 Chesapeake Corporation Salaried Employees' Benefits Continuation Plan (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

10.8 Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant's Annual Report on
        Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

10.9    Chesapeake Corporation 1993 Incentive Plan (filed as
        Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

11.1    Computation of Net Income Per Share of Common Stock

13.1    Portions of the Chesapeake Corporation Annual Report to
        Stockholders for the year ended December 31, 1994

18.1    Preferability letter from Coopers & Lybrand L.L.P.
        regarding change in accounting method

21.1    Subsidiaries

23.1    Consent of Coopers & Lybrand L.L.P.

27.1    Financial Data Schedule

99.1    Form 11-K Annual Report, Hourly Employees' Stock
        Purchase Plan for the plan fiscal year ended November
        30, 1994