Form 10-Q
period 1995-03-31
CHESAPEAKE CORP /VA/
filed 1995-05-08
CIK 19731

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995

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

                 Common stock of $1 par value 23,762,670 shares.



                                                 Page 1 of 50 Pages.

                                      PART I

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
               FOR THE FIRST QUARTER ENDED MARCH 31, 1995 AND 1994



                                                          First Quarter

                                                         1995     1994
                                                        (In millions, except
                                                         per share data)

Net sales                                                $291.1    $212.0
Costs and expenses:
  Cost of products sold                                   201.7     158.7
  Depreciation and cost of timber harvested                18.9      18.1
  Selling, general and administrative expenses             31.9      25.3

    Income from operations                                 38.6       9.9

Other income and expenses, net                              2.4       1.7
Interest expense                                           (8.0)     (8.3)

    Income before taxes                                    33.0       3.3

Income taxes                                               12.2       1.3

    Net income                                           $ 20.8     $ 2.0

Earnings per share                                       $  .87     $ .09

Weighted average number of common shares and
  equivalents outstanding                                  24.0      23.5

Cash dividends declared per share of common stock        $  .18     $ .18


                             See accompanying notes.

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                          March 31, 1995      Dec. 31, 1994
                                                     (In millions)

       ASSETS
Current assets:
    Cash and cash equivalents                 $ 32.5              $ 33.2
    Accounts receivable, less
      allowances for doubtful
      accounts of $4.1 and $3.8                130.3                127.1
    Inventories, at lower of cost
      or market                                103.6                89.8
    Deferred income taxes                       15.9                15.9
    Other                                        5.4                 5.6

      Total current assets                     287.7               271.6



Property, plant and equipment, at cost:
    Land, buildings, machinery
      and equipment                          1,262.4              1,228.8
    Less accumulated depreciation             (641.4)             (622.7)

                                               621.0               606.1


    Timber and timberlands, net                 40.4                40.3

  Net property, plant and equipment            661.4               646.4


Goodwill, net                                   43.3                43.6

Other assets                                    52.2                51.5


                                            $1,044.6            $1,013.1



                                             March 31, 1995   Dec. 31, 1994
                                                      (In millions)


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $ 122.5         $ 116.8
  Current maturities of long-term debt                .9             1.0
  Dividends payable                                  4.3             4.3
  Income taxes payable                              11.1             5.2


      Total current liabilities                    138.8           127.3


Long-term debt                                     364.0           364.0

Postretirement benefits other than
 pensions                                           23.7            23.3

Deferred income taxes                              108.2           105.2


Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,762,670 and
    23,753,706 shares                               23.8            23.8
  Additional paid-in capital                       107.2           107.1
  Retained earnings                                278.9           262.4
                                                   409.9           393.3

                                                $1,044.6        $1,013.1

                             See accompanying notes.

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE FIRST QUARTER ENDED MARCH 31, 1995 AND 1994
                                                            1995      1994
                                                             (In millions)
Operating activities
  Net income                                                $20.8     $ 2.0
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             19.4      18.9
    Deferred income taxes                                     3.0       1.6
    Gain on sale of property, plant and
     equipment                                                (.9)      (.1)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                   (3.2)     (8.4)
       Inventories                                          (13.8)     (3.7)
       Other assets                                           (.2)     (5.6)
       Accounts payable and accrued expenses                  5.7      (2.1)
       Income taxes payable                                   5.9      (1.4)
       Other payables                                          .4        .3

  Net cash provided by operating activities                  37.1       1.5

Investing activities
  Purchases of property, plant and equipment                (34.0)     (9.8)
  Acquisition (net of notes issued to sellers of $15.8)       -       (16.2)
  Proceeds from sale of property, plant and
   equipment                                                  1.0        .2

  Net cash used in investing activities                     (33.0)    (25.8)

Financing activities
  Net borrowings on credit lines                             -         13.1
  Payments on long-term debt                                  (.6)    (32.1)
  Proceeds from long-term debt                               -         49.0
  Dividends paid                                             (4.3)     (4.2)
  Other                                                        .1      ( .9)

  Net cash provided by (used in) financing activities        (4.8)     24.9

  Increase (decrease) in cash                                 (.7)       .6

Cash at beginning of period                                  33.2        .7
  Cash at end of period                                     $32.5     $ 1.3

Supplemental cash flow information:
  Interest payments                                         $ 8.5     $ 8.2
  Income tax payments, net of refunds                       $ 3.7     $ 1.4


                             See accompanying notes.

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein are unaudited, except for the December 31, 1994 consolidated balance sheet, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1995 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year. The 1994 results have been restated to reflect the change in method of accounting for certain inventories to the LIFO method effective January 1, 1994.

2.          Inventories:

                                          Mar. 31, 1995  Dec. 31, 1994
                                              (In millions)
         Inventories consist of:
              Finished goods                    $ 37.1          $26.6
              Work in process                     17.8           21.5
              Materials and supplies              48.7           41.7

                Totals                          $103.6          $89.8

3.          Commitments and Other Matters:

            At March 31, 1995, commitments, primarily for capital expenditures, approximated $72 million. These commitments include anticipated expenditures of $6 million in 1995 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in West Point, Virginia and Menasha, Wisconsin. The remaining commitments of $66 million are for various capital projects, none of which is individually material.

            Uncommitted environmental protection projects may cost the Company another $8 million during the next several years. Additional non-determinable environmental protection expenditures could be required in the future when facilities are expanded or if more stringent standards become applicable. See Note 6.

3.          Commitments and Other Matters (continued):

            Two one-time charges are expected in the second quarter of 1995. In March 1995, Chesapeake Paper Products Company announced the offering of an enhanced retirement package to hourly workers at the West Point mill, which is expected to reduce employment levels by 40-50 people. Elections to participate will be made in the second quarter. During 1993, Chesapeake conveyed its wood treating operations to Universal Forest Products. Certain indemnification obligations related to that conveyance are expected to be resolved in the second quarter. The combined pretax charge for these two items is expected to be less than $8 million.

            Wisconsin Tissue Mills Inc., a wholly owned subsidiary of Chesapeake Corporation, has agreed to purchase the assets of the Flagstaff, Arizona, mill of Orchids Paper Products Company. Orchids Paper Products Company is operating under a Chapter 11 petition in bankruptcy. The agreement to purchase the assets was approved by the Bankruptcy Court on May 1, 1995, with closing scheduled for late May. This proposed acquisition will add approximately 30,000 tons per year of tissue papermaking capacity.

4.          Litigation:

            On June 23, 1994, Wisconsin Tissue Mills Inc., a wholly-owned subsidiary of the Company, received a notice from the United States Fish and Wildlife Service that it had been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act with respect to possible natural resource damages liability relating to polychlorinated biphenyls in the Fox River and Green Bay system. The notice invites the PRPs to participate in the development and performance of a natural resource damage assessment with respect to the alleged discharges. Wisconsin Tissue and the four other PRPs have requested that the U.S. Fish and Wildlife Service delay the proposed damage assessment to permit voluntary restoration and remediation to proceed. The U.S. Fish and Wildlife Service has not yet commenced the natural resource damage assessment process. The ultimate cost to Wisconsin Tissue, if any, associated with this matter cannot be predicted with certainty at this time, due to: the unknown magnitude of any contamination; the varying costs of alternative clean-up methods; the evolving nature of clean-up technologies and governmental regulations; the inability to determine the Company's share of any multi-party clean-up; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of Wisconsin Tissue.

4.          Litigation (Continued):

            In December 1994, the Company's Wisconsin Tissue Mills Inc., subsidiary was notified by the United States Department of Justice of a civil antitrust investigation into possible agreements in restraint of trade in the commercial and industrial markets for sanitary tissue products. The Department of Justice requested information and documents related to the investigation for the period commencing January 1, 1990. Wisconsin Tissue has cooperated in the investigation by providing a response to the request for information.

            The Company is a party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

5.          Income Taxes:

            The Company's effective income tax rate was 37.0% in 1995 compared to 39.4% for first quarter 1994. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from acquisitions.

6.          Environmental Matters:

            Chesapeake operates under, and believes that it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

            Wisconsin Tissue Mills Inc., a wholly-owned subsidiary of the Company, has received a notice from the United States Fish and Wildlife Service that it had been identified as a PRP with respect to possible natural resource damages liability relating to polychlorinated biphenyls in the Fox River and Green Bay system. See Note 4 to the consolidated financial statements for further information regarding this notice.

            The U.S. Environmental Protection Agency ("EPA") has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The EPA has indicated that it intends to issue the final Cluster Rules in the fall of 1995. The definitive Cluster Rules are expected to require compliance within three years after the date of their adoption. Based on the

6.          Environmental Matters:

            Company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55 million at the Company's two paper mills. The Company has joined with the American Forest & Paper Products Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The eventual capital expense impact on the Company of compliance with the definitive Cluster Rules is not presently determinable, and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business of compliance with the definitive Cluster Rules will depend on a number of other factors, including: the domestic and international competitive effects of compliance; and the effect of evolving consumer demands related to environmental issues on the Company and its competitors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1st Quarter 1995 vs. 1st Quarter 1994

     Net sales for the three months ended March 31, 1995, were a record $291.1 million, 37% higher than net sales of $212.0 million in the first three months of 1994. Higher shipments for all three of the Company's segments--packaging, kraft products and tissue-- and improved selling prices for all major products were responsible for the increase.

     Net income for the first quarter was a record $20.8 million, or $.87 a share, compared to first quarter 1994 net income of $2.0 million, or $.09 a share. Strong sales, continued improvements in operating performance and effective cost control lowered cost of products sold as a percentage of net sales by nearly 6% compared to the first quarter of last year. Selling, general and administrative expenses as a percentage of net sales were down about 1%. Depreciation and cost of timber harvested were up 4% over 1994's amount as a result of capital spending. Other income and expenses, net was up $.7 million, due in part to the sale of land that was no longer of strategic importance. Interest expense approximated prior year amounts.

BUSINESS SEGMENT HIGHLIGHTS
                                       First Quarter    Fourth Quarter
                                      1995     1994        1994
Net Sales:
           Packaging                   $106.9    $ 74.0      $ 99.7
           Kraft products               104.7      71.1        93.0
           Tissue                        78.2      64.7        80.8
           Corporate                      1.3       2.2         1.2
                                       $291.1    $212.0      $274.7
EBIT:
           Packaging                   $  7.0     $ 4.1      $  7.5
           Kraft products                27.7       2.9        18.8
           Tissue                         8.9       7.2         8.8
           Corporate                     (2.6)     (2.6)       (3.4)
                                       $ 41.0    $ 11.6      $ 31.7


     The packaging segment achieved an 18% increase in shipments over first quarter 1994. Net sales were up 44% and EBIT (earnings before interest and income taxes) was up 71%. Each of the three packaging businesses realized improved shipments, sales revenues and earnings over 1994's first quarter. The largest sales gains were in point-of-sale displays and corrugated containers, each up approximately 50%. Graphic packaging sales were up 10%. Further sales growth is expected, particularly in the graphic packaging business, with the start-up of Color-Box's manufacturing facility in Visalia, California, later in the year and additional planned capital investments throughout the packaging group.

     Shipments of kraft products improved to a first quarter record 211,000 tons. Productivity and quality gains continued, with average production up 7% over last year's first quarter to over 2,300 tons a day. This business achieved record quarterly sales and EBIT in the first quarter of 1995, due primarily to higher prices for all major product lines, offset in part by higher raw material costs. Average selling prices were up more than 50% compared to first quarter 1994. Bleached market pulp prices were up over 100%. White top paperboard shipments increased to almost 90% of the paperboard mix. Recovered paper costs were 180% higher than in the first quarter of last year, adding approximately $13 million to costs versus 1994. Results of the building products business were similar to the prior year. This segment benefited from the sale of land that was no longer considered to be of strategic importance.

     Tissue shipments were a strong 52,000 tons during a quarter that is normally the seasonal low point for this business. This represented a 7% improvement over the first quarter of 1994. Strong shipments, improved product mix and price increases late in 1994 and in March 1995 resulted in record quarterly sales for this business. EBIT for this segment improved 24%. Average selling prices were up 15% compared to the first quarter of last year. The recent price increases were driven by the rapidly escalating cost of recovered paper. This raw material cost more than doubled compared to the first quarter of 1994 and added approximately $8 million to costs. Net sales of the consumer products business improved versus last year's first quarter; however, earnings were somewhat lower due primarily to product mix.



1st Quarter 1995 vs. 4th Quarter 1994

     Net sales for the first quarter of 1995 were up $16.4 million, or 6%, from net sales of $274.7 million for the fourth quarter of 1994. First quarter is normally the seasonally slowest for Chesapeake; however, strong first quarter shipments approximated those of the fourth quarter. Sales price improvement helped to further offset much of the seasonal effect and accounted for most of the increase in net sales.


    Net income for the first quarter of 1995 was up $4.5 million, or 28%, from net income of $16.3 million for the fourth quarter of 1994, primarily because of further improvement of selling prices for major product lines. Both cost of products sold and selling, general and administrative expenses as percentages of net sales decreased slightly. Depreciation was up $2.9 million. Other income and expenses, net increased by $1 million primarily because of the sale of land that was no longer considered strategic. Interest expense was slightly higher than fourth quarter amounts.

     Sales volume for the packaging segment for the first quarter of 1995 was up 2% compared to the fourth quarter 1994. Net sales for the packaging segment increased 7% and remained the highest in terms of segmental revenues, reflecting Chesapeake's commitment to grow this business. Further sales growth is expected from planned capital investments in 1995. For the most part, the packaging segment was able to maintain profit margins despite the rapidly increasing cost of containerboard during the quarter. Profit margins are expected to be under pressure during the first part of the second quarter resulting from another containerboard price increase effective as of April 1.

     Shipments of kraft products for the first quarter approximated those of the last quarter of 1994. Productivity and quality improvements continued, with average daily production up 7% over the prior quarter. EBIT improved $8.9 million, or 47%, as the average selling price of kraft products increased 13%. Further price increases were implemented for containerboard and paper grades on April 1, and increases for pulp have been announced for later in the second quarter. Rising recovered paper costs added $8.5 million of additional costs to the quarter compared to the fourth quarter of 1994. The second quarter will be impacted by a planned maintenance shutdown at the West Point, Virginia kraft products mill in April. Results of the building products business improved over those of the fourth quarter.

     Tissue shipments were down 3% compared to fourth quarter 1994, but were strong for what is normally a seasonally slower quarter. Average selling prices were up 7% from the fourth quarter and are now at record highs following a March 1 increase of 10-12%. Recovered paper costs were up 25% compared to fourth quarter and added $3 million to costs. Results of the consumer products business were down from the seasonally stronger fourth quarter.

           The second quarter is expected to be impacted by two one-time charges. See Note 3 to the consolidated financial statements for additional informational.


Capital Expenditures

     Capital expenditures for the first three months of 1995 totaled $34.0 million and related primarily to the expansions for the packaging and kraft businesses announced in 1994. These expenditures were up $24 million compared to the first quarter of last year when spending focused on maintenance and
reliability rather than growth projects.   Capital expenditures for 1995 are
expected to be approximately $125 million and include a new manufacturing plant to be located in Visalia, California, for the Company's Color-Box graphic packaging business, additional equipment at the existing Color-Box plant in Richmond, Indiana, modernization of the North Tonawanda, New York corrugated container plant and an upgrade of the No. 2 paper machine at the West Point kraft products mill. No other 1995 capital projects are individually more than 5% of the total planned spending. Capital expenditures for 1995 are expected to be financed with internally generated cash supplemented by proceeds from borrowings.

Liquidity and Capital Structure

     Working capital increased $4.6 million during the first quarter of 1995 primarily as a result of increased accounts receivable and inventories offset in part by higher payables. Accounts receivable increased $3.2 million from year end amounts due to higher sales; however, the average collection period for the quarter was down 3 days compared to first quarter 1994's average. Inventories increased $13.8 million during the first quarter of 1995 due to the seasonal build of tissue products and higher roll stock inventories for the packaging segment, but the inventory turnover rate for the quarter showed a slight improvement compared to the first quarter of 1994. Accounts payable and accrued expenses increased $5.7 million during the quarter as a result of higher capital spending. Income taxes payable was $5.9 million higher than at year end due to higher earnings. The ratio of current assets to current liabilities was 2.1 at the end of first quarter 1995, first quarter 1994 and year end 1994.

     "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $60.4 million for the first quarter of 1995, or 101% higher than $30.1 million for the first quarter of 1994. Improved income before taxes was primarily responsible for this increase. EBIT + D for the first quarter of 1995 was 25% higher than EBIT + D of $48.2 million for the fourth quarter of 1994. Net cash provided by operating activities for the first quarter of 1995 was $37.1 million, or $35.6 million more than in the first quarter of last year, primarily due to improved earnings.

     At the end of the first quarter, long-term debt totaled $364 million and temporary cash investments totaled $32 million, the same as year-end amounts. The Company was able to strengthen its balance sheet during the quarter despite increased capital spending. The ratio of long-term debt to total capital was lowered to 41% at the end of the first quarter of 1995 compared to 42% at year end 1994 and 45% at the end of the first quarter of last year. The ratio of long-term debt to stockholders' equity was 89% at the end of the first quarter compared to 93% at year end 1994 and 104% at the end of the first quarter of 1994. Out of a total of $100 million committed and $90 million uncommitted credit lines available at the end of the first quarter, none were utilized.


                                     PART II



Item 1.    Legal Proceedings

                 Reference is made to Note 4 of the Notes to Consolidated Financial Statements included herein.

Item 4.          Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Stockholders on April 26, 1995, the following business was transacted:

                 (1)  All nominees for election to the Board of
                      Directors were elected.
                                               Number         Number
                                               of             of Shares
                                               Shares         Authority
                                               For            Withheld
                       Paul A. Dresser, Jr     20,246,138      96,694
                       M. Katherine Dwyer      20,236,437     106,395
                       J. Carter Fox           20,259,625      83,207
                       Robert L. Hintz         20,245,733      97,099
                       Frank S. Royal          20,238,347     104,485

                 (2) The appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending December 31, 1995 was ratified. There were 20,278,529 votes for the proposal and 28,180 against with 36,123 abstentions.

Item 6.          Exhibits and Reports on Form 8-K

                 (a)   Exhibit 3.1 - Amended and Restated Bylaws

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


                                             CHESAPEAKE CORPORATION
                                                  (Registrant)


Date: May 8, 1995                         BY:   /s/Christopher R. Burgess
                                                   Christopher R. Burgess
                                                         Controller



Date: May 8, 1995                         BY:   /s/Andrew J. Kohut
                                                   Andrew J. Kohut
                                             Group Vice President - Finance
                                             & Strategic Development & Chief
                                             Financial Officer






                                  EXHIBIT INDEX



                                                                    Page

Exhibit 3.1
            Amended and Restated Bylaws                             18

Exhibit 11.1
            Computation of Net Income per Share of
            Common Stock                                            49

Exhibit 27.1
           Financial Data Schedule                                  50


                                                             EXHIBIT 3.1



                           AMENDED AND RESTATED BYLAWS

                                        of

                              CHESAPEAKE CORPORATION

              (as adopted 2/13/90, with amendments through 2/14/95)



                                    ARTICLE I

                                     Offices

Section 1. Principal Office. The principal office of the Corporation in the Commonwealth of Virginia shall be in the City of Richmond or such other location as may be designated by the Board of Directors from time to time.
Section 2. Other Offices. The Corporation may have offices at such other place or places as the Board of Directors may from time to time designate or appoint.
                                    ARTICLE II
                                  Capital Shares
Section 1. Certificates. Shares of the Corporation shall be evidenced by certificates in forms prescribed by the Board of Directors and executed in any manner permitted by law and stating thereon the information required by law.
            Transfer books in which shares shall be transferred shall be kept by the Corporation or by one or more transfer agents appointed by it. A record shall be kept of each share certificate that is issued. The Corporation shall have the right to appoint at any time or from time to time one or more registrars of its capital shares.
Section 2. Transfer of Shares. Shares of the Corporation shall be transferable or assignable only on the books of the Corporation by the holder in person or by an attorney on surrender of the certificate representing such shares duly endorsed and, if sought to be transferred by an attorney, accompanied by a written power of attorney. The Corporation will recognize, however, the exclusive right of the person registered on its books as the owner of shares to receive dividends and to vote as such owner.
Section 3. Lost, Destroyed and Mutilated Certificates. After receiving notice from a shareholder of any loss, destruction or mutilation of a share certificate, the Secretary or his nominee may in his discretion cause one or more new certificates for the same number of shares in the aggregate to be issued to such shareholder upon the surrender of the mutilated certificate or upon satisfactory proof of such loss or destruction and the deposit of a bond in such form and amount and with such surety as the Secretary or his nominee may require.
Section 4. Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy
(70) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notices of the meeting are first mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

                                   ARTICLE III
                                   Shareholders
Section 1. Annual Meeting. Subject to the Board of Directors' ability to postpone a meeting under Virginia law, the annual meeting and all other meetings of shareholders shall be held on such date and at such time and place as may be fixed by the Board of Directors and stated in the notice of the meeting. The annual meeting shall be held for the purpose of electing Directors and for the transaction of only such other business as is properly brought before the meeting in accordance with these bylaws. To be properly brought before an annual meeting, business must be (i) specified in the notice of annual meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (ii) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors, or (iii) otherwise properly brought before the annual meeting by a shareholder. In addition to any other applicable requirements for business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to
the Secretary.   To be timely, a shareholder's notice must be in writing and delivered or mailed to and received by the Secretary not less than sixty (60) days before the first anniversary of the date of the Corporation's proxy statement in connection with the last annual meeting. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the shareholder proposing such business, (iii) the class, series and number of the Corporation's shares that are beneficially owned by the shareholder, and
(iv) any material interest of the shareholder in such business. Notwithstanding anything in these bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this
Article III(1); provided, however, that nothing in this Article III(1) shall be deemed to preclude discussion by any shareholder of any business properly brought before the annual meeting. In the event that a shareholder attempts to bring business before an annual meeting without complying with the provisions of this Article III(1), the chairman of the meeting shall declare to the shareholders present at the meeting that the business was not properly brought before the meeting in accordance with the foregoing procedures, and such business shall not be transacted.
Section 2. Special Meetings. Special meetings of the shareholders may be held at any time and at any place designated in the notice thereof, upon call of the Chairman of the Board of Directors, the President or a majority of the Board of Directors.
Section 3. Notice. Notice in writing of every annual or special meeting of the shareholders, stating the date, time and place, and, in case of a special meeting, the purpose or purposes thereof, shall be mailed not less than ten (10) nor more than sixty (60) days before any such meeting to each shareholder of record entitled to vote at such meeting, at his address as it appears in the share transfer books of the Corporation. Such further notice shall be given as may be required by law, but meetings may be held without notice if all of the shareholders entitled to vote at the meeting waive such notice, by attendance at the meeting or otherwise, in accordance with law.
Section 4. Quorum. A majority of the votes entitled to be cast by any voting group on any matter, represented in person or by proxy, shall constitute a quorum of such voting group with respect to action on such matter. If at the time and place of the meeting there be present less than a quorum, the meeting may be adjourned from time to time by the vote of a majority of the shares present in person or by proxy without notice other than announcement at the meeting.
Section 5. Voting. Except as otherwise specified in the Articles of Incorporation or the Virginia Stock Corporation Act, at all meetings of the shareholders, each holder of an outstanding share may vote in person or by proxy, and shall be entitled to one vote on each matter voted on at such meeting for each share registered in the name of such shareholder on the books of the
Corporation on the record date for such meeting.   Every proxy shall be in
writing, dated and signed by the shareholder entitled to vote or his duly authorized attorney-in-fact.
            Unless a greater vote is required pursuant to the Articles of Incorporation or the Virginia Stock Corporation Act, if a quorum exists, action on a matter (other than the election of Directors) by a voting group is approved if the votes cast favoring the action exceed the votes cast opposing the action.

Unless otherwise provided in the Article of Incorporation, Directors shall be elected by a plurality of votes cast by shares entitled to vote in the election at a meeting at which a quorum is present.
Section 6. Presiding Officer. All meetings of the shareholders shall be presided over by the Chairman of the Board of Directors or, in his absence or at his request, by the President. In case there be present neither the Chairman of the Board of Directors nor the President, the meeting shall elect a chairman. The Secretary or, in his absence or at his request, an Assistant Secretary, shall act as secretary of such meetings. In case there be present neither the Secretary nor an Assistant Secretary, a secretary may be appointed by the chairman of the meeting.
Section 7. Inspectors and Tellers. An appropriate number of inspectors and tellers for any meeting of the shareholders may be appointed by or pursuant to the direction of the Board of Directors. Inspectors and tellers so appointed will open and close the polls, will receive and take charge of proxies and ballots and will decide all questions as to the qualifications of voters, validity of proxies and ballots and the number of votes properly cast.

                                    ARTICLE IV
                                    Directors
Section 1. General Powers. The business and the affairs of the Corporation shall be managed under the direction of the Board of Directors, and, except as expressly provided by law, the Articles of Incorporation or these bylaws, all of the powers of the Corporation shall be vested in such Board of Directors.
Section 2. Number and Election of Directors. The number of Directors constituting the Board of Directors shall be twelve (12), who shall be divided into three classes, Class I, Class II and Class III, as nearly equal in number as possible. Directors of each class shall be elected by the shareholders to serve for the terms specified in the Articles of Incorporation and, unless sooner removed in accordance with the Articles of Incorporation and applicable law, shall serve until their respective successors are duly elected and qualified. The Board of Directors may increase the number of Directors by two
(2) during any twelve month period and may decrease the number of Directors by thirty (30) percent or less of the number of Directors last elected by the shareholders. Any vacancy, including a vacancy resulting from an increase in the number of Directors as specified above, may be filled by the affirmative vote of a majority of the remaining Directors, though less than a quorum of the Board of Directors, and Directors so chosen shall hold office until the next meeting of the shareholders at which Directors are elected. At such meeting of the shareholders, the shareholders shall elect a Director to fill the vacancy, and the newly elected Director shall hold office for a term expiring at the annual meeting of the shareholders at which the term of the class to which he has been elected expires.
            Subject to any rights of holders of preferred shares, only persons who are nominated in accordance with the procedures set forth in this Article IV(2) shall be eligible for election as Directors. Notice of nominations made by shareholders entitled to vote for the election of Directors shall be received in writing by the Secretary not less than fifty (50) nor more than seventy-five
(75) days before the first anniversary of the date of the Corporation's proxy statement in connection with the last meeting of shareholders called for the election of Directors. Each notice shall set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, and
(iii) the number of capital shares of the Corporation beneficially owned by each such nominee. The Secretary shall deliver all such notices to the Corporation's Nominating Committee, or such other committee as may be appointed by the Board of Directors from time to time for such purpose, for review. The Nominating Committee shall thereafter make its recommendation with respect to nominees to the Board of Directors. The chairman of any meeting of shareholders called for the election of Directors may, if the facts warrant, determine that a nomination was not made in accordance with the foregoing procedures, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.
Section 3. Annual Meeting. A regular annual meeting of the Board of Directors shall be held following the adjournment of the annual meeting of the shareholders at such place as the Board of Directors may designate. The regular annual meeting of the Board of Directors then just elected by the shareholders shall be held for the election of officers of the Corporation and the transaction of all other business as shall come before the said meeting.
Section 4. Special Meetings. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board of Directors, the President or by any two members of the Board of Directors on such date and at such time and place as may be designated in such call, or may be held on any date and at any time and place without notice by the unanimous written consent of all the members or by the presence of all of the members at such meeting.

Section 5.  Notice of Meetings.   Notice of the time and place of every meeting
of the Board of Directors shall be mailed, telephoned or transmitted by any other means of telecommunication by or at the direction of the Secretary or other officer of the Corporation to each Director at his last known address not less than twenty-four (24) hours before such meeting, provided that notice need not be given of the annual meeting or of regular meetings held at times and places fixed by resolution of the Board of Directors. Such notice need not describe the purpose of a special meeting. Meetings may be held at any time without notice if all the Directors waive such notice, by attendance at the meeting or otherwise, in accordance with law.
Section 6.  Quorum; Presence at Meeting.   A quorum at any meeting of the Board
of Directors shall consist of a majority of the number of Directors fixed from time to time in these bylaws. Members of the Board of Directors may participate in any meeting of the Board of Directors by means of a conference telephone or similar communications equipment whereby all persons participating in the meeting may simultaneously hear each other, and participation by such means shall be deemed to constitute presence in person at such meeting.
Section 7. Voting. If a quorum is present when a vote is taken, the affirmative vote of a majority of Directors present is the act of the Board of Directors, unless the Articles of Incorporation or these bylaws require the vote of a greater number of Directors. A Director who is present at a meeting of the Board of Directors or any committee thereof when corporate action is taken is deemed to have assented to the action unless (i) he objects at the beginning of the meeting, or promptly upon his arrival, to holding it or transacting specified business at the meeting, or (ii) he votes against, or abstains from, the action taken.
Section 8. Compensation of Directors. Directors, as such, shall not receive any stated salary for their services, except that, by resolution of the Board of Directors, Directors may be paid (i) a retainer in an amount determined by the Board of Directors for their services as such, (ii) an additional retainer in an amount determined by the Board of Directors for their services as Chairman of the Board of Directors or chairman of any special or standing committee of the Board of Directors, and (iii) a fixed sum and expenses for attendance at each regular, adjourned, or special meeting of the Board of Directors or any special or standing committee thereof. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.
Section 9. Eligibility. Except as hereinafter provided, no person shall be elected or re-elected to the Board of Directors if at the time of any proposed election or re-election he shall have attained the age of 70 years; provided, however, that the foregoing provision shall not apply to persons who were members of the Board of Directors on January 1, 1966. Any Director who (i) separates from employment with the business or professional organization by which he was principally employed as of the date of his most recent election or re-election to the Board of Directors, or (ii) ceases to serve as an officer in any of the capacities in which he served with such business or professional organization as of the date of his most recent election or re-election to the Board of Directors, shall be deemed to have submitted his resignation as a Director effective upon such separation from employment or cessation of service as an officer. Such resignation shall be considered by the Board of Directors at its next regularly scheduled meeting.

                                    ARTICLE V
                          Executive and Other Committees
Section 1. Creation of Executive Committee. The Board of Directors may, whenever it sees fit, by a majority vote of the number of Directors fixed from time to time in these bylaws, designate an Executive Committee which shall consist of three (3) or more Directors, including the Chairman of the Board of Directors and the President, provided that the President shall be a member of the Executive Committee only if designated the Chief Executive Officer. The Chairman of the Board shall be the Chairman of the Executive Committee. The members of the Executive Committee shall serve until their successors are designated by the Board of Directors or until removed or until the Executive Committee is dissolved by a majority vote of the number of Directors fixed from time to time in these bylaws.
Section 2. Powers of Executive Committee. Except as otherwise provided by the Articles of Incorporation or these bylaws, the Executive Committee, when the Board of Directors is not in session, shall have all powers vested in the Board of Directors by law, by the Articles of Incorporation or by these bylaws; provided, that the Executive Committee shall not have the authority to take any action that may not be delegated to a committee under the Virginia Stock Corporation Act. The Executive Committee shall report at the next regular or special meeting of the Board of Directors on all action it has taken since the last regular or special meeting of the Board of Directors.
Section 3. Committee of Outside Directors. The Directors who are not employees or former employees of the Corporation ("Outside Directors"), shall constitute the Committee of Outside Directors. The Committee of Outside Directors shall
(a) evaluate the performance of the Chairman of the Board and the Chief Executive Officer, (b) recommend, when appropriate, a successor for the Chairman of the Board and the Chief Executive Officer, (c) in consultation with the Chairman of the Board, consider and make recommendations to the Board of Directors for the election of the other officers of the Corporation and (d) perform such other duties as may be delegated to the Committee of Outside Directors by the Board of Directors. The Committee of Outside Directors shall at the annual meeting of the Board of Directors elect from their number by a majority vote of the number of Outside Directors a Chairman of the Committee of Outside Directors who shall preside at meetings of the Committee of Outside Directors and perform such other duties as may be assigned by the Committee of Outside Directors. No Director shall be elected Chairman of the Committee of Outside Directors for more than three (3) consecutive full terms, provided that a director shall be eligible for election as Chairman if he has not served as Chairman during the immediately preceding eleven (11) months.
Section 4. Audit Committee. The Board of Directors, by resolution adopted by a majority of the number of Directors fixed in accordance with these bylaws, shall elect an Audit Committee which shall consist of a Chairman and not less than two
(2) Directors, all of whom shall be Outside Directors. The Audit Committee shall review and discuss with the corporation's independent accountants the financial records of the Corporation and report to the Board of Directors with respect thereto, and shall perform such other duties as may be assigned by the Board of Directors. The Audit Committee shall report regularly to the Board of Directors all action which it has taken.
Section 5. Executive Compensation Committee. The Board of Directors, by resolution adopted by a majority of the number of Directors fixed in accordance with these bylaws, shall elect an Executive Compensation Committee which shall consist of a Chairman and not less than two (2) other members, all of whom shall be Outside Directors. The Executive Compensation Committee shall approve officers' incentive awards and stock option grants, recommend to the Board of Directors remuneration levels for executive officers, and perform such other duties as may be assigned to it by the Board of Directors. The Executive Compensation Committee shall report regularly to the Board of Directors all action which it has taken.
Section 6. Nominating Committee. The Board of Directors, by resolution adopted by a majority of the number of Directors fixed in accordance with these bylaws, shall elect a Nominating Committee which shall consist of a Chairman and not less than two (2) other members, all of whom shall be Outside Directors. The Nominating committee shall review annually the attendance and performance of the Directors, review the compensation of Directors and make recommendations to the Board of Directors as to such compensation, recommend nominees for election to the Board of Directors and perform such other duties as may be assigned to it by the Board of Directors. The Nominating Committee shall report regularly to the Board of Directors all action which it has taken.
Section 7. Other Committees. The Board of Directors, by resolution adopted by a majority of the number of Directors fixed in accordance with these bylaws, may establish such other standing or special committees of the Board of Directors as it may deem advisable, consisting of two (2) or more Directors. The members, terms and authority of such committees shall be set forth in the resolutions establishing the same.
Section 8. Meetings. Regular and special meetings of any committee established pursuant to this Article may be called by the Chairman of the Board, the President, the Chairman of the committee involved or any two (2) members of the committee involved and held subject to the same requirements with respect to date, time, place and notice as are specified in these bylaws for regular and special meetings of the Board of Directors.
Section 9. Quorum and Manner of Acting. A quorum of the members of any committee serving at the time of any meeting thereof for the transaction of business at such meeting shall consist of (i) one-third (but not fewer than two
(2)) of such members in the case of any committee other than the Executive Committee, and (ii) a majority of such members in the case of the Executive Committee. The action of a majority of those members present at a committee meeting at which a quorum is present shall constitute the act of the committee.
Section 10. Term of Office. Members and the chairman of any committee, excluding the Committee of Outside Directors, shall be elected at the annual meeting of the Board of Directors and shall hold office until the next annual meeting of the Board of Directors and until their successors are elected by the Board of Directors, or until such committee is dissolved by the Board of Directors.
Section 11. Resignation and Removal. Any member of a committee may resign at any time by giving written notice of his intention to do so to the Chairman of the Board or the Secretary, or may be removed, with or without cause, at any time by such vote of the Board of Directors or, in the case of the Committee of Outside Directors, by such vote of the Committee as would suffice for his election.
Section 12. Vacancies. Any vacancy occurring in a committee resulting from any cause whatever may be filled by a vote of a majority of the number of Directors fixed by these bylaws.

                                    ARTICLE VI
                                     Officers
Section 1.  Required Officers.   The officers of the Corporation shall be a
Chairman of the Board, a President and a Secretary, together with such other officers, including one or more Vice Presidents (whose seniority and titles may be specified by the Board of Directors) and a Treasurer, as may be elected from time to time by the Board of Directors. Any two or more offices may be held by the same person.
Section 2. Election of Officers; Compensation. The officers of the Corporation shall be elected by the Board of Directors and shall hold office until the next annual meeting of the Board of Directors and until their successors are duly elected and qualified; provided, however, that any officer may be removed and the resulting vacancy filled at any time, with or without cause, by the Board of Directors. The salaries or compensation of all officers of the Corporation shall be fixed by or pursuant to the direction of the Board of Directors.
Section 3. Chairman of the Board. The Chairman of the Board shall preside at all meetings of the shareholders, Directors and the Executive Committee and shall have such other powers as may be conferred upon him by the Board of Directors. If the Chairman of the Board is not the Chief Executive Officer, he shall, in the absence of or inability of the Chief Executive Officer to act, be the Acting Chief Executive Officer until such time as another person is designated by the Board of Directors as Chief Executive Officer or Acting Chief Executive Officer. He may sign and execute in the name of the Corporation share certificates, deeds, mortgages, bonds, contracts or other instruments except in cases where the signing and the execution thereof shall be expressly and exclusively delegated by the Board of Directors or by these bylaws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed.
Section 4. President. The President shall perform such duties as shall be required of him by the Chairman of the Board or the Board of Directors. If the President is not the Chief Executive Officer, he shall, in the absence of or inability of the Chief Executive Officer to act, be the Acting Chief Executive Officer until such time as another person is designated by the Board of Directors as Chief Executive Officer or Acting Chief Executive Officer. He may sign and execute in the name of the Corporation share certificates, deeds, mortgages, bonds, contracts or other instruments except in cases where the signing and the execution thereof shall be expressly and exclusively delegated by the Board of Directors or by these bylaws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed.

Section 5. Chief Executive Officer. The Board of Directors shall designate one of the officers of the Corporation as the Chief Executive Officer of the Corporation. The Chief Executive Officer shall be primarily responsible for the implementation of policies of the Board of Directors. He shall have authority over the general management and direction of the business and operations of the Corporation and its divisions, if any, subject only to the ultimate authority of the Board of Directors.
Section 6. Vice Presidents. The Vice Presidents shall perform such duties as shall be required of them by the Chairman of the Board, the President or the Board of Directors. Any Vice President may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments authorized by the Board of Directors, except where the signing and execution of such documents shall be expressly and exclusively delegated by the Board of Directors, the Chairman of the Board or the President to some other officer or agent of the Corporation or shall be required by law or otherwise to be signed or executed.
Section 7. Secretary. The Secretary shall prepare and maintain custody of the minutes of all meetings of the Board of Directors and stockholders of the Corporation. When requested, he shall also act as secretary of the meetings of the committees of the Board of Directors. He shall see that all notices required to be given by the Corporation are duly given and served; he shall have custody of all deeds, leases, contracts and other important corporate documents; he shall have charge of the books, records and papers of the Corporation relating to its organization and management as a Corporation; and he shall in general perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Chairman of the Board, the President or the Board of Directors. An Assistant Secretary may exercise any of the functions or perform any of the duties of the Secretary.
Section 8. Treasurer. The Treasurer shall have custody of the moneys and securities of the Corporation, shall sign or countersign such instruments as require his signature and shall perform such other duties as may be incident to his office or are properly required of him by the Chairman of the Board, the President, or the Board of Directors. An Assistant Treasurer may exercise any of the functions or perform any of the duties of the Treasurer.

                                   ARTICLE VII
                       Limit on Liability; Indemnification
Section 1.  Definitions.  In this Article:
            "applicant" means the person seeking indemnification pursuant to this Article;
            "expenses" includes counsel fees;
            "liability" means the obligation to pay a judgment, settlement, penalty, fine, including any excise tax assessed with respect to an employee benefit plan, or reasonable expenses incurred with respect to a proceeding;
            "party" includes an individual who was, is or is threatened to be made a named defendant or respondent in a proceeding;
            and "proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal.

Section 2. Limitation on Liability. To the full extent that the Virginia Stock Corporation Act, as it exists on the date hereof or may hereafter be amended, permits the limitation or elimination of the liability of Directors and officers, no Director or officer of the Corporation shall be liable to the Corporation or its shareholders for monetary damages with respect to any transaction, occurrence or course of conduct, whether prior or subsequent to the effective date of this Article.
Section 3. Indemnification. The Corporation shall indemnify (a) any person who was or is a party to any proceeding, including a proceeding brought by or in the right of the Corporation, by reason of the fact that he is or was a Director or officer of the Corporation, and (b) any Director or officer of the Corporation who is or was serving at the request of the Corporation as a director, trustee, partner or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability incurred by him in connection with such proceeding unless he engaged in willful misconduct or a knowing violation of the criminal law. A person is considered to be serving an employee benefit plan at the Corporation's request if his duties to the Corporation also impose duties on, or otherwise involve services by, him to the plan or to participants in or beneficiaries of the plan. The Board of Directors is hereby empowered, by a majority vote of a quorum of disinterested Directors, to enter into a contract to indemnify any Director or officer in respect of any proceeding arising from any act or omission, whether occurring before or after the execution of such contract.
Section 4. Application; Amendment. The provisions of this Article shall be applicable to all proceedings commenced after the adoption hereof by the shareholders of the Corporation, arising from any act or omission, whether occurring before or after such adoption. No amendment or repeal of this Article shall have any effect on the rights provided under this Article with respect to any act or omission occurring prior to such amendment or repeal. The Corporation shall promptly take all such actions, and make all such determinations, as shall be necessary or appropriate to comply with its obligation to make any indemnity under this Article and shall promptly pay or reimburse all reasonable expenses, including attorneys' fees, incurred by any Director or officer in connection with such actions and determinations or proceedings of any kind arising therefrom.
Section 5. Termination of Proceeding. The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the applicant engaged in willful misconduct or a knowing violation of the criminal law.

Section 6.  Determination of Availability.  Any indemnification under
Section (3) of this Article (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the applicant is proper in the circumstances because he did not engage in willful misconduct or a knowing violation of the criminal law.
The determination shall be made:
            (a)  by the Board of Directors by a majority vote of a quorum
consisting of Directors not at the time parties to the proceeding;        (b)
if a quorum cannot be obtained under subsection (a) of this section, by majority vote of a committee duly designated by the Board of Directors (in which designation Directors who are parties may participate), consisting solely of two or more Directors not at the time parties to the proceeding;
            (c)  by special legal counsel:
            (i) selected by the Board of Directors or its committee in the manner prescribed in subsection (a) or (b) of this section; or
                (ii) if a quorum of the Board of Directors cannot be obtained under subsection (a) of this section and a committee cannot be designated under subsection (b) of this subsection, selected by majority vote of the full Board of Directors, in which selection Directors who are parties may participate; or
       (d) by the shareholders, but shares owned by or voted under the control of Directors who are at the time parties to the proceeding may not be voted on the determination.
  Any evaluation as to the reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination is made by special legal counsel, such evaluation as to reasonableness of expenses shall be made by those entitled under subsection (c) of this section to select counsel.
       Notwithstanding the foregoing, in the event there has been a change in the composition of a majority of the Board of Directors after the date of the alleged act or omission with respect to which indemnification is claimed, any determination as to indemnification and advancement of expenses with respect to any claim for indemnification made pursuant to this Article shall be made by special legal counsel agreed upon by the Board of Directors and the applicant. If the Board of Directors and the applicant are unable to agree upon such special legal counsel, the Board of Directors and the applicant each shall select a nominee, and the nominees shall select such special legal counsel.
Section 7. Advances. (a) The Corporation may pay for or reimburse the reasonable expenses incurred by any applicant who is a party to a proceeding in advance of final disposition of the proceeding or the making of any determination under Section (6) if:
       (i) the applicant furnishes the Corporation a written statement of his good faith belief that he has met the standard of conduct described in Section (3); and
       (ii) the applicant furnishes the Corporation a written undertaking, executed personally or on his behalf, to repay the advance if it is ultimately determined that he did not meet such standard of conduct.
Section 8. Indemnification of Others. The Board of Directors of Directors is hereby empowered, by majority vote of a quorum of disinterested Directors, to cause the Corporation to indemnify or contract to indemnify any person not specified in Section (3) of this Article who was, is or may become a party to any proceeding, by reason of the fact that he is or was an employee or agent of the Corporation, or is or was serving at the request of the Corporation as director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, to the same extent as if such person were specified as one to whom indemnification is granted in Section (3). The provisions of Sections (4) through (7) of this Article shall be applicable to any indemnification provided hereafter pursuant to this Section (8).
Section 9. Insurance. The Corporation may purchase and maintain insurance to indemnify it against the whole or any portion of the liability assumed by it in accordance with this Article and may also procure insurance, in such amounts as the Board of Directors may determine, on behalf of any person who is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability asserted against or incurred by him in any such capacity or arising from his status as such, whether or not the Corporation would have power to indemnify him against such liability under the provisions of this Article.
Section 10. Further Indemnity. Every reference herein to Directors, officers, employees and agents shall include former Directors, officers, employees and agents and their respective heirs, executors and administrators. The indemnification hereby provided and provided hereafter pursuant to the power hereby conferred on the Board of Directors shall not be exclusive of any other rights to which any person may be entitled, including any right under policies of insurance that may be purchased and maintained by the Corporation or others, with respect to claims, issues or matters in relation to which the Corporation would not have the power to indemnify such person under the provisions of this Article. Such rights shall not prevent or restrict the power of the Corporation to make or provide for any further indemnity, or provisions for determining entitlement to indemnity, pursuant to one or more indemnification agreements, bylaws, or other arrangements (including, without limitation, creation of trust funds or security interests funded by letters of credit or other means) approved by the Board of Directors (whether or not any of the Directors of the Corporation shall be a party to or beneficiary of any such agreements, bylaws or arrangements); provided, however, that any provision of such agreements, bylaws or other arrangements shall not be effective if and to the extent that it is determined to be contrary to this Article or applicable laws of the Commonwealth of Virginia.
Section 11. Further Board Action. Any other provision of this Article notwithstanding, the Board of Directors shall be empowered to amend this Article from time to time, to the extent permitted by then applicable law, to limit, eliminate or extend the rights provided hereunder, provided that no such amendment shall limit or reduce the rights provided under this article with respect to any act or omission occurring prior to such amendment.
Section 12. Severability. Each provision of this Article shall be severable, and an adverse determination as to any such provision shall in no way affect the validity of any other provision.

                                   ARTICLE VIII
                                 Emergency Bylaws
  The emergency bylaws provided in this Article shall be operative during any emergency, notwithstanding any different provision in the preceding Articles of these bylaws, in the Articles of Incorporation or in the Virginia Stock Corporation Act (other than those provisions relating to emergency bylaws). An emergency exists if a quorum of the Board of Directors cannot readily be assembled because of some catastrophic event. To the extent not inconsistent with these emergency bylaws, the bylaws provided in the preceding Articles shall remain in effect during such emergency. Upon the termination of such emergency, the emergency bylaws shall cease to be operative unless and until another such emergency shall occur.
  During any such emergency:
       (a) Any meeting of the Board of Directors may be called by any officer of the Corporation or by any Director. The notice thereof shall specify the date, time and place of the meeting. To the extent feasible, notice shall be given in accord with Article IV, Section (5) above, but notice may be given only to such of the Directors as it may be feasible to reach at the time, by such means as may be feasible at the time, including publication or radio, and at a time less then twenty-four (24) hours before the meeting if deemed necessary by the person giving notice. Notice shall be similarly given, to the extent feasible, to the other persons referred to in Subsection (b) below.
       (b) At any meeting of the Board of Directors, a quorum shall consist of a majority of the number of Directors fixed at the time in accordance with
Article IV, Section (6) of these bylaws. If the Directors present at any particular meeting shall be fewer than the number required for such quorum, other persons present as referred to below to the number necessary to make up such quorum shall be deemed Directors for such particular meeting as determined by the following provisions and in the following order of priority:
       (i)  the President, if not already serving as a Director;
       (ii) Vice Presidents not already serving as Directors, first in the order of the seniority of their title as designated by the Board of Directors before the emergency, and then in the order of their seniority of first election to such offices; provided, that if two or more shall have the same seniority of title or shall have been first elected to such offices on the same day, then in the order of their seniority in age;
       (iii)  [reserved for future use]
       (iv) all other officers of the Corporation in the order of their seniority of first election to such offices, or if two or more shall have been first elected to such offices on the same day, then in the order of their seniority in age; and
       (v) any other persons who are designated on a list that shall have been approved by the Board of Directors before the emergency, such persons to be taken in such order of priority and subject to such conditions as may be provided in the resolution approving the list.
  (c) The Board of Directors, during as well as before any such emergency, may provide, and from time to time modify, lines of succession in the event that during such an emergency any or all officers or agents of the Corporation shall for any reason be rendered incapable of discharging their duties.
  (d) The Board of Directors, during as well as before any such emergency, may, effective in the emergency, change the principal office, or designate several alternative offices, or authorize the officers so to do.
       No officer, Director or employee shall be liable for action taken in good faith in accordance with these emergency bylaws.
       These emergency bylaws shall be subject to repeal or change by further action of the Board of Directors or by action of the shareholders, except that no such repeal or change shall modify the provisions of the next preceding paragraph with regard to action or inaction prior to the time of such repeal or change. Any such amendment of these emergency bylaws may make any further or different provisions that may be practical and necessary for the circumstances of the emergency.

                                    ARTICLE IX
                                  Miscellaneous
Section 1. Voting of Shares. Shares of any corporation which this Corporation shall be entitled to vote may be voted, either in person or by proxy, by this Corporation's Chairman of the Board or President or by any other officer expressly authorized by this Corporation's Board of Directors or Executive Committee, and each such officer is authorized to give this Corporation's consent in writing to any action of such corporation, and to execute waivers and take all other necessary action on behalf of the Corporation with respect to such shares.
Section 2. Seal. The corporate seal of the Corporation shall consist of a flat-faced circular die, of which there may be any number of counterparts, on which there shall be engraved two concentric circles between which is inscribed the name of the corporation, and in the center the year of its organization and the words "corporate seal".
Section 3. Amendments to Bylaws. Unless proscribed by the Articles of Incorporation, the Board of Directors of the Corporation shall have the power to adopt and from time to time amend, alter, change or repeal these bylaws with or without the approval of the shareholders of the Corporation, but bylaws so made, amended, altered or changed, may be further amended, altered, changed or repealed by the shareholders. The shareholders in adopting or amending a particular bylaw may provide expressly that the Board of Directors may not amend or repeal that bylaw.

EXHIBIT 11.1



                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
               FOR THE FIRST QUARTER ENDED MARCH 31, 1995 AND 1994

             (Share amounts in thousands, dollar amounts in millions,
                          except for per share amounts)


                                                          1995     1994
Primary:
  Weighted average number of common shares
    outstanding                                          23,759   23,450
  Net additions to common shares assuming
    exercise of dilutive options, determined by
    treasury stock method                                   256      141
  Common shares and equivalents                          24,015   23,591


  Net Income (loss)                                      $ 20.8   $  2.0

  Per share amount                                       $  .87   $  .09

Fully diluted:
  Common shares and equivalents                          24,015   23,591
  Net additional common shares issuable upon
    exercise of dilutive options, determined
    by treasury stock method using period end
    market price, if higher than average
    price                                                     1      23
  Common shares, equivalents and other
    potentially dilutive securities                      24,016   23,614

  Net income (loss) for fully diluted
    computation                                          $ 20.8   $  2.0

  Per share amount                                       $  .87   $  .09


NOTE:   (a) Dilution is less than 3%