Form 10-Q
period 1995-06-30
CHESAPEAKE CORP /VA/
filed 1995-08-14
CIK 19731

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

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

         Common stock of $1 par value, 23,807,306 shares.



                                               Page 1 of 22 Pages.
                                  PART I

                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
               FOR THE SECOND QUARTER AND YEAR TO DATE ENDED
                          JUNE 30, 1995 AND 1994



                                       Second Quarter      Year to Date
                                       1995      1994      1995    1994
                                   (In millions, except per share data)

Net sales                              $315.1    $236.9    $606.2  $448.9
Costs and expenses:
  Cost of products sold                 225.2     175.7     426.9   334.4
  Depreciation and cost
   of timber harvested                   18.5      18.3      37.4    36.4
  Selling, general and
   administrative expenses               32.6      29.9      64.5    55.2

    Income from operations               38.8      13.0      77.4    22.9

Other income and expenses, net           (1.3)      2.6       1.1     4.3
Interest expense                         (8.1)     (7.7)    (16.1)  (16.0)

    Income before taxes                  29.4       7.9      62.4    11.2

Income taxes                             10.9       3.0      23.1     4.3

    Net income                         $ 18.5    $  4.9    $ 39.3  $  6.9

Earnings per share                     $  .77    $  .21    $ 1.64  $  .30

Weighted average number of
  common shares and
  equivalents outstanding               24.0      23.6      24.0     23.6

Cash dividends declared per
  share of common stock               $  .20    $  .18    $  .38   $  .36


                          See accompanying notes.




                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                           June 30, 1995       Dec. 31, 1994
                                                  (In millions)

       ASSETS
Current assets:
    Cash and cash equivalents                 $   .6               $  33.2
    Accounts receivable, less
      allowances for doubtful
      accounts of $4.4 and $3.8                147.3                 127.1
    Inventories, at lower of cost
      or market                                111.7                  89.8
    Deferred income taxes                       15.9                  15.9
    Other                                        7.9                   5.6

      Total current assets                     283.4                 271.6



Property, plant and equipment, at cost:
    Land, buildings, machinery
      and equipment                          1,305.5               1,228.8
    Less accumulated depreciation             (659.5)               (622.7)

                                               646.0                 606.1


    Timber and timberlands, net                 40.5                  40.3

  Net property, plant and equipment            686.5                 646.4


Goodwill, net                                   42.9                  43.6


Other assets                                    46.0                  51.5


                                            $1,058.8              $1,013.1








                                             June 30, 1995   Dec. 31, 1994
                                                     (In millions)


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses         $  130.1        $  116.8
  Current maturities of long-term debt               1.1             1.0
  Dividends payable                                  4.8             4.3
  Income taxes payable                               2.8             5.2


      Total current liabilities                    138.8           127.3


Long-term debt                                     359.1           364.0

Postretirement benefits other than pensions         25.9            23.3

Deferred income taxes                              110.2           105.2



Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,807,306 and
    23,753,706 shares                               23.8            23.8
  Additional paid-in capital                       108.4           107.1
  Retained earnings                                292.6           262.4

                                                   424.8           393.3

                                                $1,058.8        $1,013.1


                          See accompanying notes.

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEAR TO DATE ENDED JUNE 30, 1995 AND 1994

                                                             1995      1994
                                                              (In millions)
Operating activities
  Net income                                               $ 39.3     $ 6.9
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             38.5      37.9
    Deferred income taxes                                     5.0        .8
    Gain on sale of property, plant and equipment            (1.4)      (.6)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                  (20.2)    (17.6)
       Inventories                                          (21.9)       .4
       Other assets                                           2.7      (1.1)
       Accounts payable and accrued expenses                 13.5       2.8
       Income taxes payable                                  (2.4)     (2.0)
       Other payables                                         2.6       2.1

  Net cash provided by operating activities                  55.7      29.6

Investing activities
  Purchases of property, plant and equipment                (67.1)    (21.5)
  Acquisition (net of notes issued to sellers of $16.0
   in 1994)                                                 (10.5)    (16.3)
  Proceeds from sale of property, plant and equipment         1.6        .7
  Other                                                        -        3.5

  Net cash used in investing activities                     (76.0)    (33.6)

Financing activities
  Net borrowings (payments) on credit lines                   5.4      (3.1)
  Payments on long-term debt                                (10.7)    (33.0)
  Proceeds from long-term debt                                 .3      49.0
  Proceeds from issuances of common stock                     2.2        .4
  Dividends paid                                             (8.6)     (8.5)
  Other                                                       (.9)      (.9)

  Net cash provided by (used in) financing activities       (12.3)      3.9

  Increase (decrease) in cash                               (32.6)      (.1)

Cash at beginning of period                                  33.2        .7

  Cash at end of period                                     $  .6     $  .6

Supplemental cash flow information:
  Interest payments                                         $15.4     $15.2

  Income tax payments, net of refunds                       $20.4     $ 5.8

                             See accompanying notes.
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein are unaudited, except for the December 31, 1994 consolidated balance sheet, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1995 interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year. The 1994 results have been restated to reflect the change in method of accounting for certain inventories to the LIFO method effective January 1, 1994.

2.  Inventories:
                                           June 30, 1995   Dec. 31, 1994
                                                   (In millions)
    Inventories consist of:
      Finished goods                            $ 42.0          $ 26.6
      Work in process                             18.1            21.5
      Materials and supplies                      51.6            41.7

        Totals                                  $111.7          $ 89.8


3.  Commitments and Other Matters:

    At June 30, 1995, commitments, primarily for capital expenditures, approximated $81 million. These commitments include anticipated expenditures of $8 million in 1995 and $2 million in 1996 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in West Point, Virginia and Menasha, Wisconsin. The remaining commitments of $71 million include expenditures related to Wisconsin Tissue's western operations in Arizona. Also included are various other capital projects, none of which is individually material.

    Uncommitted environmental protection projects may cost the Company another $4 million during the next several years.
    Additional non-determinable environmental protection expenditures could be required in the future when facilities
3.  Commitments and Other Matters continued:

    are expanded or if more stringent standards become applicable. See Note 6.

    The Company has recently made four strategic moves in its tissue segment as a part of its overall strategy to expand its commercial and industrial tissue business on a national basis to meet the market demands of its customers.

         (1) In May 1995, Wisconsin Tissue Mills Inc., a wholly owned subsidiary ("WTM"), completed the purchase of the assets of the Flagstaff, Arizona, mill of Orchids Paper Products Company. This mill should add approximately 30,000 tons per year of tissue papermaking capacity.

         (2) In July 1995, Chesapeake Corporation signed a letter of intent for WTM to acquire the Alsip, Illinois, mill of Chicago Tissue Company L.P. This acquisition should add approximately 50,000 tons per year of tissue papermaking capacity.

         (3) On July 17, 1995, Chesapeake announced that it would not build a tissue mill on the 1,200 acre site in Alabama purchased in 1991. After review of the total capital costs, commercial and industrial tissue markets and other requirements for doing business, it was determined that it was not cost effective for the Company to build a major tissue mill at this time.

         (4) On June 22, 1995, Chesapeake announced its intention to sell Chesapeake Consumer Products Company, part of its tissue segment. Although many improvements have been made in this business, resulting in profitability and positive cash flow in 1994 and 1995, it was determined that Chesapeake had better strategic alternatives for its capital.

4.  Litigation:

    WTM has received a notice from the United States Fish and Wildlife Service that it has been identified as a potentially responsible party with respect to possible natural resource damages in the Fox River and Green Bay System. See Note 6 to the consolidated financial statements for further information regarding this notice.



4.  Litigation (continued):

    In December 1994, WTM was notified by the United States Department of Justice of a civil antitrust investigation into possible agreements in restraint of trade in the commercial and industrial markets for sanitary tissue products. The Department of Justice requested information and documents related to the investigation for the period commencing January 1, 1990. WTM has cooperated in the investigation by providing a response to the request for information.

    The Company is a party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

5.  Income Taxes:

    The Company's effective income tax rate was 37.0% in 1995 compared to 38.2% for the first two quarters of 1994. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from acquisitions.

6.  Environmental Matters:

    Chesapeake operates under, and believes that it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of a hazardous substance into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by the Company even if contamination is attributable entirely to prior owners. While joint and several liability is authorized under CERCLA, as a practical matter the cost of clean-up or other remediation is generally allocated among the waste
6.  Environmental Matters (continued):

    generators. Except for the United States Department of Interior, Fish and Wildlife Service ("FWS") assessment of the Fox River discussed below, the Company is not presently named as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to the Company's financial position or results of operations.

    On June 23, 1994, the FWS, a federal natural resources trustee, notified WTM that it had identified WTM and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls (PCBs) in the Fox River and Green Bay System. The FWS alleges that natural resources including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various tribes have been exposed to PCBs that were released from facilities located along the Fox River. The notice invites the PRPs to participate in the development and performance of a natural resource damage assessment with respect to the alleged discharges. WTM and the four other PRPs are engaged in negotiations with FWS concerning the proposed damage assessment and the possible resolution of the claims to allow voluntary resolution and remediation to proceed. It is anticipated that any such damage assessment would require considerable time to complete.

    WTM and the four other PRPs are also engaged in discussions with the Wisconsin Department of Natural Resources ("WDNR") with respect to resolving possible state claims concerning remediation, restoration and natural resource damage related to the alleged discharge of PCBs into the Fox River and Green Bay System. The PRPs have proposed a settlement to WDNR. WDNR has not responded to the settlement proposal. WTM's obligation under the proposed settlement would not be material to its financial position or results of operations. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any settlement.







6.  Environmental Matters (continued):

    The ultimate cost to WTM, if any, associated with this matter cannot be predicted with certainly at this time, due to: the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, the Company's share of any multi-party clean-up; the unknown magnitude of any contamination; the varying cost of alternative clean-up methods; the evolving nature of clean-up technologies and governmental regulations; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WTM. The Company believes that it is entitled to indemnification from the prior owner of WTM, pursuant to a stock purchase agreement between the parties, with respect to all liabilities related to this matter. That prior owner has reimbursed the Company for out-of-pocket costs and attorney's fees related to investigation of the matter. The Company believes that such prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

    In March 1995, the United States Environmental Protection Agency ("EPA") issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. Under federal law, the affected states will be required within two years to implement specific regulations that are consistent with the provisions of the Final Guidance. Dischargers would then have an additional period of up to five years during which to comply with any new, more stringent, permit limits derived under the Final Guidance. The Final Guidance is currently the subject of administrative and judicial challenges by the paper industry and other groups, and of pending legislation in the U.S. Congress. WTM is evaluating the potential effects of the Final Guidance on its operations and results, which effects cannot be predicted with certainty at this time. However, based on the Company's initial review of the Final Guidance, the Company believes that compliance would not have a material adverse effect on its financial position or results of operations.

    The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The EPA has indicated that it intends to issue the final Cluster Rules in the fall of 1995. The definitive


6.  Environmental Matters (continued):

    Cluster Rules are expected to require compliance within three years after the date of their adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55 million at the Company's two paper mills. The Company has joined with the American Forest & Paper Products Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The eventual capital expense impact on the Company of compliance with the definitive Cluster Rules is not presently determinable, and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business of compliance with the definitive Cluster Rules will depend on a number of other factors, including: the domestic and international competitive effects of compliance; and the effect of evolving consumer demands related to environmental issues on the Company and its competitors.



























            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

2nd Quarter 1995 vs. 2nd Quarter 1994

     Net sales for second quarter 1995 were a record $315.1 million, up 33% from net sales of $236.9 million for the second quarter of last year. Higher shipments for the packaging segment and improved selling prices for all major products were responsible for the increase.

     Net income for second quarter 1995 was $18.5 million, or $.77 a share, an increase of 267% compared to second quarter 1994 net income of $4.9 million, or $.21 a share. Included in second quarter 1995 results were pre-tax charges of approximately $8 million, or $.21 a share, associated with an enhanced retirement package for hourly employees at Chesapeake Paper Products and with certain post-closing obligations related to Chesapeake's former wood treating operations. Without these charges, quarterly earnings would have been a record $.98 a share. Second quarter 1994 results included a pre-tax charge of $4.9 million, or $.13 a share, associated with an enhanced retirement package for certain salaried employees at Chesapeake Paper Products and Chesapeake Forest Products. All of these charges for both years were in the kraft products segment. Continued sales price improvement and excellent operating performance helped lower cost of products sold as a percentage of net sales to 71% for second quarter 1995 compared to 74% for second quarter of 1994.
Selling, general and administrative expenses as a percentage of net sales were 10% for the second quarter 1995 and 13% for the second quarter of 1994. Depreciation approximated prior year amounts. Other income and expenses, net in 1995 was a net expense of $1.3 million due in part to the charge for the wood treating post-closing obligations. Other income and expense, net in the 1994 quarter was income of $2.6 million, and included a gain from the settlement of indemnification issues related to a prior business acquisition and from the sale of equipment that was no longer used by the Company. Interest expense for the quarter was slightly higher than second quarter 1994.

BUSINESS SEGMENT HIGHLIGHTS
                       Second Quarter   First Quarter  Year-to-date
                       1995     1994       1995        1995        1994
Net Sales:
 Packaging           $112.7   $ 79.7     $106.9      $219.6      $153.7
 Kraft products       109.8     78.7      104.7       214.5       149.8
 Tissue                90.6     77.7       78.2       168.8       142.4
 Corporate              2.0       .8        1.3         3.3         3.0
                     $315.1   $236.9     $291.1      $606.2      $448.9

BUSINESS SEGMENT HIGHLIGHTS (Continued):
                        Second Quarter  First Quarter  Year-to-date
                        1995      1994     1995        1995      1994
EBIT:
 Packaging             $ 8.8     $ 4.7    $ 8.0       $16.8     $ 8.8
 Kraft products         20.0       1.6     26.7        46.7       4.5
 Tissue                 11.4      13.3      8.9        20.3      20.5
 Corporate              (2.7)     (4.0)    (2.6)       (5.3)     (6.6)
                       $37.5     $15.6    $41.0       $78.5     $27.2


     Packaging shipments improved 11% and net sales improved 41% over second quarter 1994, with volume and sales gains in all three packaging businesses--corrugated shipping containers, point-of-sale displays and consumer graphic packaging.
Shipments and sales of point-of-sale displays showed the most improvement. "EBIT" (earnings before interest and taxes) for second quarter 1995 was up 87% compared to second quarter 1994.
A successful start-up of Color-Box's new graphic packaging manufacturing facility at Visalia, California, took place in late second quarter 1995.

     Kraft products net sales were a record, up 40% compared to second quarter 1994. Sales prices were at record levels and were the primary cause for the improvement in EBIT to $20.0 million for second quarter 1995 versus $1.6 million for second quarter 1994. Production volume was strong for both years; however, results of the second quarters of both 1995 and 1994 included planned maintenance that lowered production. Shipments for the second quarter of 1995 were 201,000 tons, 6% less than second quarter 1994, due primarily to more extensive planned maintenance in 1995, improvements in product mix and shipments from inventory in 1994. Prices for recovered paper, a major raw material, averaged 126% higher than in the second quarter of 1994.

     Tissue shipments of 57,000 tons for the second quarter of 1995 were about the same as for the 1994 quarter. Second quarter 1995 sales were a record, up 17% from second quarter 1994. Average sales prices were up 19% from second quarter 1994. EBIT was down $1.9 million, compared to second quarter 1994, as increases in recovered paper prices added $11 million in costs versus last year's quarter.


2nd Quarter Year-to-date 1995 vs. 2nd Quarter Year-to-date 1994.

     Net sales for the six months ended June 30, 1995, were $606.2 million, a first half record and up 35% over net sales of $448.9 million in the first half of 1994. Higher shipments for the packaging and tissue segments and greatly improved selling prices for all major products were responsible for the increase.

     Year-to-date net income was $39.3 million, or $1.64 a share, up 447% from $6.9 million, or $.30 a share, earned in the first half of 1994. Included in 1995 results are pre-tax charges of approximately $8 million for the enhanced hourly retirement program in the kraft products segment and post-closing obligations related to Chesapeake's former wood treating business. Results for 1994 include a pre-tax charge of $4.9 million for the enhanced salaried retirement program in the kraft products segment. Cost of products sold as a percentage of net sales was 70% in 1995 and 74% in 1994 as a result of improved sales prices and continued solid operating performance. Selling, general and administrative expenses as a percentage of net sales improved from 12% to 10%. Depreciation was up slightly over 1994. Other income was down $3.2 million from last year, as 1995 included the charge relating to the wood treating post-closing obligations, while 1994 included a settlement gain, sale of land no longer considered strategic and the sale of equipment no longer used by the Company. Interest expense approximated prior year levels.

     Year-to-date packaging net sales for 1995 were up 43% compared to 1994. Net sales of point-of-sales displays and corrugated containers were up nearly 50%, while sales of graphic packaging were up nearly 20%. Shipments were up for all three packaging businesses. EBIT for 1995 was up 91% compared to the first six months of 1994.

     Kraft products net sales for 1995 were up 43% compared to the first six months of 1994. Sales prices are at record levels and averaged 56% higher than in the first half of 1994. Good tons per day of production improved 2% over last year's excellent production rate. Product mix improved with more shipments of white top paper board and market pulp. Year-to-date shipments were 412,000 tons, down 2% from the previous year, due to planned maintenance, improved product mix and shipments from inventory in 1994. Recovered paper prices averaged 149% higher than the first half of last year, adding approximately $18 million to costs.

     First half tissue shipments of 109,000 tons were 3% higher than 1994. First half net sales were a record, up 19%, due to strong shipments, improved product mix and price increases.
Higher recovered paper costs added approximately $19 million in additional costs compared to the first six months of 1994. Year-to-date EBIT approximated 1994 levels despite these additional costs.


2nd Quarter 1995 vs 1st Quarter 1995

     Net sales for the second quarter of 1995 were up $24 million, or 8%, from net sales of $291.1 million for the first quarter of 1995. This improvement was due to higher average selling prices for all major product lines. First quarter is normally the seasonally slowest for Chesapeake; however, strong first quarter shipments lessened the normal seasonal volume impact.

     Net income for the second quarter of 1995 was down $2.3 million from net income of $20.8 million in the first quarter due to the two pre-tax charges in the second quarter which totaled approximately $8 million. Without these charges, net income would have been 13% higher than the first quarter.

     Net sales for the packaging segment were up 5% from the first quarter of this year. Shipments approximated first quarter levels. Rising containerboard prices caused margins to be under pressure during much of the quarter, but an April 1 packaging price increase began being realized late in the quarter. EBIT was 26% higher than in the first quarter. Start-up of Color-Box's new graphic packaging manufacturing facility at Visalia, California, took place in late second quarter. Chesapeake continues to upgrade and make improvements to this business segment, with growth-related projects completed or underway at 10 of its 20 packaging facilities.

     Shipments of kraft products were 5% lower than first quarter's strong volume primarily due to extensive planned maintenance in the second quarter. Net sales were 5% higher than first quarter, as an increase in average sales prices of 12% offset the lower shipments. Sales prices are at record levels. Without the pre-tax charges related to the enhanced retirement package for hourly employees and wood treating post-closing obligations, EBIT for the kraft products segment would have been up 1%, despite the planned maintenance outage. Recovered paper prices began to moderate late in the quarter, but averaged 24% higher than the first quarter.

     Second quarter tissue shipments were up 9% and average sales prices were up 6% compared to the first quarter, resulting in a 16% increase in net sales for this segment. An additional price increase of 10-12% was announced in June for shipments beginning in July. Recovered paper costs for tissue grades have begun to stabilize, but added approximately $3 million in costs compared to the first quarter. EBIT for the tissue segment was up $2.5 million, or 28%, compared to first quarter 1995. Growth is expected in this business with the July 1995 start-up of the Flagstaff, Arizona, mill purchased in May. Additionally, during the second quarter, Chesapeake announced that it had signed a letter of intent to acquire the Alsip, Illinois, mill of Chicago Tissue Company L.P. See Note 3 of the Notes to Consolidated Financial Statements included herein.

     Sales and earnings are expected to continue to improve as the Company moves into its seasonally strongest period of the year.


Capital Expenditures

     Capital expenditures for the first six months of 1995 totaled $78 million and included $10.5 million for the purchase of the assets of the Flagstaff tissue mill. Capital expenditures in 1995 have related primarily to the expansions of the packaging and kraft businesses announced in 1994. Expenditures for capital investments and acquisitions for the first half of 1994 were approximately $54 million and included $32 million for the acquisition of five packaging plants. Capital expenditures for 1994 (excluding acquisitions) were focused on maintenance and reliability rather than growth projects. Capital expenditures for 1995, not including the Flagstaff mill or possible acquisitions, are expected to be approximately $125 million and include the recently operational manufacturing plant located in Visalia, California, for the Company's Color-Box graphic packaging business; additional equipment at the existing Color-Box plant in Richmond, Indiana; modernization of the North
Tonawanda, New York, corrugated container plant; and an upgrade of the No. 2 paper machine at the West Point, Virginia. No other 1995 capital projects are individually more than 5% of the total planned spending. Capital expenditures for 1995 are expected to be financed with internally generated cash supplemented by proceeds from borrowings.


Liquidity and Capital Structure

     Working capital decreased $4.3 million during the second quarter of 1995 to approximately year-end 1994 levels. Cash and cash equivalents decreased $31.9 million during the quarter as the Company used its temporary cash investments of $32 million. Accounts receivable increased $17.0 million during the second quarter due to higher sales; however, the average collection period for the first half was down 1 day compared to 1994's first half average. Inventories increased $8.1 million during the second quarter of 1995 due to higher inventories of tissue products and higher roll stock inventories for the packaging segment, but the inventory turnover rate for the first half of 1995 was slightly better than the first half of last year. Accounts payable and accrued expenses increased $7.6 million during the quarter as a result of higher capital spending.
Income taxes payable decreased $8.1 million during the quarter related to higher earnings and the timing of payments. The ratio of current assets to current liabilities was 2.0 at the end of the second quarter 1995 compared to 2.1 at both the end of the first quarter of 1995 and year end 1994.

     "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $56.5 million for the second quarter of 1995, or 65% higher than $34.3 million for the second quarter of 1994. Improved income before taxes was primarily responsible for this increase. Year-to-date EBIT + D was $116.9 million, or 81% higher than $64.5 million in 1994. Net cash provided by operating activities for the second quarter was $18.6 million, down from $28.1 million for the second quarter of 1994, primarily because of higher receivables and tax payments related to stronger sales and earnings. For the year-to-date, net cash provided by operating activities was $55.7 million, or 88% higher than $29.6 million for the first half of 1994. Improved earnings were responsible for this increase.

     At the end of the second quarter, long-term debt totaled $359 million, or $5 million less than long-term debt of $364 million at both the end of the first quarter of 1995 and year-end 1994. Temporary cash investments decreased $32 million. The reduction of investments and cash provided by operating activities were used to finance working capital requirements and capital investments during the first half of the year. On August 1, 1995, the Company repaid at maturity $50 million of 11.75% notes with the proceeds of borrowings under lower cost credit lines. The ratio of long-term debt to total capital improved to 40% at the end of the second quarter, compared to 41% at the end of the first quarter of 1995 and 44% at the end of the second quarter of 1994.


Environmental Matters

     See Notes 4 and 6 of the Notes to Consolidated Financial
Statements included herein.




                             PART II




Item 1.  Legal Proceedings

              Reference is made to Note 4 of the Notes to Consolidated Financial Statements included herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11.1 - Computation of Net Income Per Share
                            of Common Stock

             Exhibit 27.1 - Financial Data Schedule

         (b) Reports on Form 8-K

             None




































                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHESAPEAKE CORPORATION
                                               (Registrant)


Date: August 14, 1995                  BY:   /s/Christopher R. Burgess
                                                Christopher R. Burgess
                                                Controller



Date: August 14, 1995                  BY:   /s/Andrew J. Kohut
                                                Andrew J. Kohut
                                          Group Vice President - Finance &
                                          Strategic Development &
                                          Chief Financial Officer































                          EXHIBIT INDEX



                                                            Page

Exhibit 11.1
    Computation of Net Income per Share of
    Common Stock                                            21

Exhibit 27.1
    Financial Data Schedule                                 22




































                                                              EXHIBIT 11.1



                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                     FOR THE SECOND QUARTER AND YEAR TO DATE
                           ENDED JUNE 30, 1995 AND 1994
             (Share amounts in thousands, dollar amounts in millions,
                          except for per share amounts)


                                           Second Quarter     Year to Date
                                           1995      1994     1995    1994
Primary:
  Weighted average number of common
    shares outstanding                   23,823    23,455    23,791  23,453
  Net additions to common shares
    assuming exercise of dilutive
    options, determined by treasury
    stock method                            226       154       241     147
  Common shares and equivalents          24,049    23,609    24,032  23,600

  Net Income                             $ 18.5    $  4.9    $ 39.3  $  6.9

  Per share amount                       $  .77    $  .21    $ 1.64  $  .30

Fully diluted:
  Common shares and equivalents          24,049    23,609    24,032  23,600
  Net additional common shares
    issuable upon exercise of
    dilutive options, determined
    by treasury stock method using
    period end market price, if
    higher than average price                 8        17         4      20
  Common shares, equivalents and
    other potentially dilutive
    securities                           24,057    23,626    24,036  23,620

  Net income for fully diluted
    computation                          $ 18.5    $  4.9    $ 39.3  $  6.9
  Per share amount                       $  .77    $  .21    $ 1.64  $  .30

NOTE:   (a) Dilution is less than 3%