Form 10-Q
period 1995-09-30
CHESAPEAKE CORP /VA/
filed 1995-11-13
CIK 19731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

             Common stock of $1 par value, 23,899,228 shares.



                                                    Page 1 of 20 Pages.




                                  PART I

                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
               FOR THE THIRD QUARTER AND YEAR TO DATE ENDED
                        SEPTEMBER 30, 1995 AND 1994



                                   Third Quarter       Year to Date
                                  1995       1994      1995    1994
                                  (In millions, except per share data)

Net sales                        $330.8    $266.9    $937.0    $715.8
Costs and expenses:
  Cost of products sold           229.1     191.7     656.0     526.1
  Depreciation and cost
   of timber harvested             19.1      18.5      56.5      54.9
  Selling, general and
   administrative expenses         33.0      28.8      97.5      84.0

    Income from operations         49.6      27.9     127.0      50.8

Other income and expenses, net      3.5       2.5       4.6       6.8
Interest expense                   (7.4)     (7.4)    (23.5)    (23.4)

    Income before taxes            45.7      23.0     108.1      34.2

Income taxes                       15.8       8.6      38.9      12.9

    Net income                   $ 29.9    $ 14.4    $ 69.2    $ 21.3

Earnings per share               $ 1.24    $  .60    $ 2.88    $  .90

Weighted average number of
  common shares and
  equivalents outstanding          24.1      23.9      24.1      23.7

Cash dividends declared per
  share of common stock          $  .20    $  .18     $ .58     $ .54



                          See accompanying notes.









                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                       Sept. 30, 1995      Dec. 31, 1994
                                                  (In millions)

       ASSETS
Current assets:
    Cash and cash equivalents                $    .3             $  33.2
    Accounts receivable, less
      allowances for doubtful
      accounts of $4.2 and $3.8                156.9               127.1
    Inventories, at lower of cost
      or market                                119.7                89.8
    Deferred income taxes                       15.9                15.9
    Other                                        7.8                 5.6

      Total current assets                     300.6               271.6



Property, plant and equipment, at cost:
    Land, buildings, machinery
      and equipment                          1,357.1             1,228.8
    Less accumulated depreciation             (677.9)             (622.7)

                                               679.2               606.1


    Timber and timberlands, net                 40.3                40.3

  Net property, plant and equipment            719.5               646.4


Goodwill, net                                   42.5                43.6


Other assets                                    45.1                51.5


                                       $1,107.7                 $l,013.1














                                          Sept. 30, 1995   Dec. 31, 1994
                                                   (In millions)


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses         $  133.9        $  116.8
  Current maturities of long-term debt                .9             1.0
  Dividends payable                                  4.8             4.3
  Income taxes payable                               4.3             5.2


      Total current liabilities                    143.9           127.3


Long-term debt                                     370.7           364.0

Postretirement benefits other than pensions         26.1            23.3

Deferred income taxes                              116.0           105.2



Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,899,228 and
    23,753,706 shares                               23.9            23.8
  Additional paid-in capital                       109.3           107.1
  Retained earnings                                317.8           262.4

                                                   451.0           393.3

                                                $1,107.7        $1,013.1




                          See accompanying notes.




                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEAR TO DATE ENDED SEPTEMBER 30, 1995 AND 1994

                                                            1995      1994
                                                             (In millions)
Operating activities
  Net income                                              $  69.2    $ 21.3
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             58.2      56.6
    Deferred income taxes                                    10.8       2.3
    Gain on sale of property, plant and equipment            (3.0)     (1.6)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                  (29.8)    (30.7)
       Inventories                                          (29.9)     (4.3)
       Other assets                                           3.6      (3.1)
       Accounts payable and accrued expenses                 17.4       9.1
       Income taxes payable                                   (.9)      1.2
       Other payables                                         2.8       2.5

  Net cash provided by operating activities                  98.4      53.3

Investing activities
  Purchases of property, plant and equipment               (114.5)    (33.6)
  Acquisitions (net of notes issued to sellers
   of $16.0 in 1994)                                        (15.8)    (16.7)
  Proceeds from sale of property, plant and equipment         3.4       2.7
  Other                                                        .3       5.1

  Net cash used in investing activities                    (126.6)    (42.5)

Financing activities
  Net borrowings (payments) on credit lines                  76.7      (3.1)
  Payments on long-term debt                                (71.1)    (34.7)
  Proceeds from long-term debt                                 .6      49.1
  Proceeds from issuances of common stock                     3.3       3.4
  Dividends paid                                            (13.3)    (12.7)
  Other                                                      ( .9)      (.9)


  Net cash provided by (used in) financing activities        (4.7)      1.1

  Increase (decrease) in cash and cash equivalents          (32.9)     11.9

Cash and cash equivalents at beginning of period             33.2        .7

  Cash and cash equivalents at end of period               $   .3    $ 12.6

Supplemental cash flow information:
  Interest payments                                        $ 24.6    $ 23.2

  Income tax payments, net of refunds                      $ 29.1    $  9.5

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

2.  Inventories:
                                       Sept. 30, 1995  Dec. 31, 1994
                                               (In millions)
    Inventories consist of:
      Finished goods                         $ 49.9         $ 26.6
      Work in process                          21.4           21.5
      Materials and supplies                   48.4           41.7

        Totals                               $119.7         $ 89.8



3.  Commitments and Other Matters:

    At September 30, 1995, commitments, primarily for capital expenditures, approximated $141 million. These commitments include anticipated expenditures of $8 million in 1995 and $6 million in 1996 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in West Point, Virginia and Menasha, Wisconsin. The remaining commitments of $127 million include expenditures related to new operations in Arizona and planned operations in New York and Illinois for Wisconsin Tissue Mills, Inc., a wholly owned subsidiary ("WTM"). Also included are various other capital projects, none of which is individually material.










3.  Commitments and Other Matters (continued):

    Uncommitted environmental protection projects may cost the Company another $4 million during the next several years. Additional non-determinable environmental protection expenditures could be required in the future when facilities are expanded or if more stringent standards become applicable. See Note 6.

    During the third quarter of 1995, WTM purchased 25 acres of property near Flagstaff, Arizona, and began construction of a new tissue converting facility. This facility will support the recently acquired Flagstaff Tissue mill. This mill, purchased in May, 1995, by WTM, began operations in the third quarter and should add 30,000 tons per year to tissue papermaking capacity. Also during the third quarter the company acquired a facility in upstate New York which it expects to operate as an additional tissue converting plant. In November, 1995, WTM acquired the Alsip, Illinois, mill of Chicago Tissue Company L.P. This acquisition should add at least 50,000 tons per year of tissue papermaking capacity.

    On October 16, 1995, Chesapeake announced that it had entered into a definitive agreement for the sale of its wholly owned subsidiary, Chesapeake Consumer Products Company, to The Fonda Group, Inc. This transaction is expected to close by year end.

    On October 18, 1995, Color-Box, Inc., Chesapeake's consumer graphic packaging business, announced plans to build a new facility to be located in the mid-south region of the United States. This plant, combined with Color-Box's three other facilities, will give Chesapeake a national presence in the consumer graphic packaging industry. This plant is expected to be operational by third quarter 1996.

4.  Litigation:

    WTM has received a notice from the United States Fish and Wildlife Service that WTM has been identified as a potentially responsible party with respect to possible natural resource damages in the Fox River and Green Bay System. See Note 6 to the consolidated financial statements for further information regarding this notice.

    The Company is a party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

5.  Income Taxes:

    The Company's effective income tax rate was 36.0% in 1995 compared to 37.7% in 1994. The differences between the Company's effective income tax rate and the statutory federal income tax rate are due primarily to state income taxes and purchase accounting adjustments resulting from acquisitions.

6.  Environmental Matters:

    Chesapeake operates under, and is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or ("PRPs") associated with a release or threat of a release of a hazardous substance into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. While joint and several liability is authorized under CERCLA, as a practical matter the cost of clean-up or other remediation is generally allocated among the waste generators. Except for the United States Department of Interior, Fish and Wildlife Service ("FWS") assessment of the Fox River discussed below, the Company is not presently named as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to the Company's financial position or results of operations.

    In June 1994, the FWS, a federal natural resources trustee, notified WTM that it had identified WTM and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls (PCBs) in the Fox River and Green Bay System. The FWS alleges that natural resources including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various tribes, have been exposed to PCBs that were released from facilities located along the Fox River. The notice invites the PRPs to participate in the development and performance of a natural resource damage assessment with respect to the alleged discharges. WTM and the four other PRPs are engaged in negotiations with FWS concerning the proposed damage assessment and the possible resolution of the claims to allow voluntary resolution and remediation to proceed.

    WTM and the four other PRPs are also engaged in discussions with the Wisconsin Department of Natural Resources ("WDNR") with respect to resolving possible state claims concerning remediation, restoration and natural resource damage related to the alleged discharge of PCBs into the Fox River and Green Bay System. The PRPs have proposed a settlement to WDNR, and are engaged with WDNR in continuing discussions of the settlement proposal. WTM's obligation under the proposed settlement would not be material to the Company's financial position or results of operations. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any settlement.

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

























                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

3rd Quarter 1995 vs. 3rd Quarter 1994

    Net sales for third quarter 1995 were a record $330.8 million, up 24% from net sales of $266.9 million for the third quarter of last year. Higher shipments for the tissue segment, improved product mix and higher selling prices for all major products were responsible for the increase.

    Net income for third quarter 1995 was $29.9 million, or $1.24 a share, an increase of 108% over third quarter 1994 net income of $14.4 million, or $.60 a share. Strategic initiative start-up costs during the quarter reduced pre-tax earnings by approximately $3 million, or $.08 a share after-tax. Higher selling prices and improved operating performance helped lower cost of products sold as a percentage of net sales to 69% for third quarter 1995 compared to 71% for third quarter of 1994. Selling, general and administrative expenses as a percentage of net sales were 10% for third quarter 1995 and 11% for third quarter of 1994. Depreciation was up 3% compared to prior year amounts due to increased capital spending. Other income and expenses, net in both 1995 and 1994 included gains from the sale of land no longer considered strategic and hunting rights income. Interest expense for the quarter was the same as third quarter 1994.

BUSINESS SEGMENT HIGHLIGHTS

                        Third Quarter   Second Quarter   Year-to-date
                       1995      1994       1995        1995     1994
Net Sales:
     Packaging         $122.5   $ 96.4     $112.7       $342.1  $250.1
     Kraft products     107.8     88.0      109.8        322.3   237.8
     Tissue              98.8     80.9       90.6        267.6   223.3
     Corporate            1.7      1.6        2.0          5.0     4.6
                       $330.8   $266.9     $315.1       $937.0  $715.8
EBIT:
     Packaging          $ 9.8    $ 8.4      $ 8.8       $ 26.6   $17.2
     Kraft products      35.2     12.8       20.0         81.9    17.3
     Tissue              11.3     11.4       11.4         31.6    31.9
     Corporate           (3.2)    (2.2)      (2.7)        (8.5)   (8.8)
                        $53.1    $30.4      $37.5       $131.6   $57.6

Packaging net sales improved 27% compared to third quarter 1994, with gains in all three packaging businesses--corrugated shipping containers, point-of-sale
displays and consumer graphic packaging.   Overall packaging shipments were
down 2% versus last year's third quarter. Shipments of higher margin point-of-sale displays continued to show improvement. "EBIT" (earnings before interest and taxes) for third quarter 1995 was up 17% compared to third quarter 1994. The new graphic packaging plant at Visalia, California, which started-up in late second quarter 1995, contributed over $1 million in sales during the third quarter.

   Kraft products net sales were up 23% compared to third quarter 1994. Higher selling prices were the primary cause for the improvement in EBIT to $35.2 million for third quarter 1995 versus $12.8 million for third quarter 1994. Shipments for the third quarter of 1995 were 189,000 tons, 13% less than third quarter 1994, due to outages related to a paper machine rebuild project and reduced demand for certain products. Shipments of white top paperboard were about 10% higher than third quarter 1994. Prices for recovered paper, a major raw material, averaged 3% higher than in the third quarter of 1994.

   Tissue shipments of 60,000 tons for the third quarter of 1995 were 6% higher than the 1994 quarter. Third quarter 1995 sales were a record, up 22% from third quarter 1994, primarily due to higher selling prices and shipments. Average sales prices were up 18% from third quarter 1994. EBIT was about the same as it was in third quarter 1994, as increases in recovered paper prices added approximately $10 million in costs versus last year's quarter. The Flagstaff, Arizona mill, purchased in May, successfully began operating in the third quarter.


3rd Quarter Year-to-date 1995 vs. 3rd Quarter Year-to-date 1994.

   Net sales for the nine months ended September 30, 1995, were a record $937.0 million, up 31% over net sales of $715.8 million in the first nine months of 1994. Higher shipments for the packaging and tissue segments and greatly improved selling prices for all major products were responsible for the increase.

   Year-to-date net income was $69.2 million, or $2.88 a share, up 225% from $21.3 million, or $.90 a share, earned in the first three quarters of 1994. Included in 1995 results are pre-tax charges of approximately $8 million for the enhanced hourly retirement program in the kraft products segment and post-closing obligations related to Chesapeake's former wood treating business. Results for 1995 also include approximately $3 million in pre-tax expenses related to strategic initiative start-ups. Results for 1994 include a pre-tax charge of $4.9 million for the enhanced salaried retirement program in the kraft products segment. Cost of products sold as a percentage of net sales was 70% in 1995 and 73% in 1994 as a result of improved sales prices and continued solid operating performance. Selling, general and administrative expenses as a percentage of net sales improved from 12% to 10%.

Depreciation was up 3% over 1994 due to increased capital spending and acquisitions. Other income and expenses, net was down $2.2 million from last year, as 1995 included the charge relating to the wood treating post-closing obligations. Both years included proceeds of sales of land no longer considered strategic. Interest expense approximated prior year levels.

   Year-to-date packaging net sales for 1995 were up 37% compared to 1994. Net sales and shipments were up for all three packaging businesses, with point-of-sale displays continuing to show the strongest improvement. EBIT for 1995 was up 55% compared to the first nine months of 1994. The new graphic packaging plant in Visalia, California, has contributed over $1 million in sales during 1995.

   Kraft products net sales for 1995 were up 36% compared to the first nine months of 1994. Sales prices averaged 52% higher than in the first three quarters of 1994. Good tons per day of production remained above last year's excellent production rate. Product mix improved, with shipments of white top paperboard up 10% over the prior year. Year-to-date shipments were 601,000 tons, down 6% from the previous year, due to planned maintenance, improved product mix and shipments from inventory in 1994. Recovered paper prices averaged 86% higher than the first three quarters of last year, adding approximately $19 million to costs.

   Year-to-date tissue shipments of 169,000 tons were 4% higher than 1994. Net sales for the first nine months were a record, up 22% compared to the first nine months of last year, due to strong shipments, improved product mix and higher selling prices. Higher recovered paper costs added approximately $29 million in additional costs compared to the first nine months of 1994. Year-to-date EBIT approximated 1994 levels despite these additional costs.


3rd Quarter 1995 vs 2nd Quarter 1995

   Net sales for the third quarter of 1995 were up $15.7 million, or 5%, from net sales of $315.1 million for the second quarter of 1995. This was the Company's seventh consecutive quarter of increasing sales. This improvement was due to slightly higher average selling prices for major product lines, higher shipments of tissue and improved product mix. Third quarter is normally the seasonally strongest for Chesapeake.

   Net income for the third quarter of 1995 was up $11.4 million from net income of $18.5 million in the second quarter, due to higher sales and the two pre-tax charges of approximately $8 million in the second quarter.


   Net sales for the packaging segment were up 9% from the second quarter of this year. Shipments approximated second quarter levels. EBIT was 11% higher than in the second quarter. Color-Box's new graphic packaging manufacturing facility at Visalia, California, which began operations in late second quarter, added approximately $1 million to third quarter sales. Chesapeake recently announced plans to build another consumer graphics packaging facility, with the new plant to be located in the mid-south region of the United States.

   Shipments of kraft products in the third quarter were 6% lower than second quarter's volume primarily due to outages in relation to the paper machine rebuild project and weak market conditions for certain commodity oriented products. The rebuilt machine, which will add 70,000 tons of capacity, is on schedule for a start-up in late fourth quarter following approximately three
weeks of downtime.   Net sales were 2% lower than second quarter.  Sales
prices of kraft products remained at record levels, but market conditions were not as strong by the end of third quarter. EBIT was $15.2 million higher than in the second quarter, which included charges related to the enhanced retirement package for hourly employees, wood treating post-closing obligations and a planned maintenance outage. Recovered paper prices declined during the third quarter, averaging 37% lower than the second quarter, and maintenance spending also was down.

   Third quarter tissue shipments were up 6% and average sales prices were up 1% compared to the second quarter, resulting in a 9% increase in net sales for this segment. Tissue prices remain firm. Recovered paper costs for tissue grades moderated during the third quarter, but still added approximately $.4 million in costs compared to the second quarter. EBIT for the tissue segment was even with second quarter 1995. The Flagstaff, Arizona, mill, purchased in May, successfully began operating in the third quarter and construction commenced on a new tissue converting facility in the Flagstaff area to support WTM's growth plans. WTM also acquired a facility in upstate New York which it expects to operate as an additional tissue converting plant. In addition, WTM closed the acquisition of Chicago Tissue during November. This modern tissue manufacturing facility will add more than 50,000 tons of primary capacity.

   By the end of the third quarter of 1995, Chesapeake had already surpassed its previous annual earnings record. However, market conditions are not as strong as they were earlier in the year, which is expected to put pressure on earnings. The successful implementation of the strategic growth initiatives in each of the Company's three major businesses is expected to help offset this pressure and better position the Company for the future. Fourth quarter 1995 earnings are expected to be lower than the third quarter, but well ahead of fourth quarter of last year.


Capital Expenditures

   Capital expenditures for the first nine months of 1995 totaled $130 million and included $15 million for the purchase of the assets of the Flagstaff tissue mill and the New York tissue converting facility. Other capital expenditures in 1995 have related primarily to the internal expansions of the packaging and kraft businesses announced in 1994. Expenditures for capital investments and acquisitions for the first three quarters of 1994 were approximately $66 million and included $33 million for the acquisition of five packaging plants. Capital expenditures for 1994 (excluding acquisitions) were focused on maintenance and reliability rather than growth projects. Capital expenditures for 1995 (excluding acquisitions) are expected to be approximately $140 million and include the recently operational manufacturing plant located in Visalia, California, for the Company's Color-Box graphic packaging business; additional equipment at the existing Color-Box plant in Richmond, Indiana; modernization of the North Tonawanda, New York, corrugated container plant; and an upgrade of the No. 2 paper machine at the West Point, Virginia mill. No other 1995 capital projects are individually more than 5% of the total planned spending. Capital expenditures for 1995 are expected to be financed with internally generated cash supplemented by proceeds from borrowings.



Liquidity and Capital Structure

   Working capital increased $12.1 million during the third quarter of 1995. Accounts receivable increased $9.6 million during the quarter due to higher sales; however, the average collection period for the first three quarters was down 1 day compared to 1994's first three quarter average. Inventories increased $8.0 million during the third quarter of 1995 due to higher inventories of kraft and tissue products. The inventory turnover rate for the first three quarters of 1995 approximated the first three quarters of last year. Accounts payable and accrued expenses increased $3.8 million during the quarter as a result of higher capital spending. The ratio of current assets to current liabilities was 2.1 at the end of the third quarter 1995 compared to 2.0 at the end of the second quarter of 1995 and 2.1 at year end 1994.

  "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $72.7 million for the third quarter of 1995, or 47% higher than $49.4 million for the third quarter of 1994. Improved income before taxes was primarily responsible for this increase. Year-to-date EBIT + D was $189.6 million, or 66% higher than $113.9 million in 1994. Net cash provided by operating activities for the third quarter was a record $42.7 million, up from $23.7 million for the third quarter of 1994, primarily because of improved net income. For the year-to-date, net cash provided by operating activities was $98.4 million, or 85% higher than $53.3 million for the first three quarters of 1994. Improved earnings were responsible for this increase.

   At the end of the third quarter, long-term debt totaled $370.7 million, or $11.6 million higher than long-term debt of $359.1 million at the end of the second quarter of 1995 and $6.7 million higher than year-end 1994. The increase in debt, the reduction of temporary cash investments and cash provided by operating activities were used to finance working capital requirements and capital investments during the first three quarters of the year. On August 1, 1995, the Company repaid at maturity $50 million of 11.75% notes with the proceeds of borrowings under lower-cost credit lines. The ratio of long-term debt to total capital was 40% at the end of the third quarter, equal to 40% at the end of the second quarter of 1995 and down from 43% at the end of the third quarter of 1994.



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


                                  CHESAPEAKE CORPORATION
                                       (Registrant)


Date: November 13, 1995           BY: /s/Christopher R. Burgess
                                      Christopher R. Burgess
                                      Controller




Date: November 13, 1995           BY:   /s/Andrew J. Kohut
                                      Andrew J. Kohut
                                      Group Vice President - Finance &
                                      Strategic Development & Chief
                                      Financial Officer














                             EXHIBIT INDEX


                                                                 Page
Exhibit 11.1
         Computation of Net Income per Share of
         Common Stock                                            20








































                                                              EXHIBIT 11.1


                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                     FOR THE THIRD QUARTER AND YEAR TO DATE
                        ENDED SEPTEMBER 30, 1995 AND 1994

             (Share amounts in thousands, dollar amounts in millions,
                          except for per share amounts)

                                           Third Quarter      Year to Date
                                           1995    1994      1995      1994
Primary:
  Weighted average number of common
    shares outstanding                    23,853   23,656    23,812   23,521
  Net additions to common shares
    assuming exercise of dilutive
    options, determined by treasury
    stock method                             266      254       250      183
  Common shares and equivalents           24,119   23,910    24,062   23,704


  Net Income                              $ 29.9   $ 15.1    $ 69.2   $ 23.4

  Per share amount                        $ 1.24   $  .64    $ 2.88   $  .99

Fully diluted:
  Common shares and equivalents           24,119   23,910    24,062   23,704
  Net additional common shares
    issuable upon exercise of
    dilutive options, determined
    by treasury stock method using
    period end market price, if
    higher than average price                 14       63         7       34

  Common shares, equivalents and
    other potentially dilutive
    securities                            24,133   23,973    24,069   23,738

  Net income for fully diluted
    computation                            $ 29.9   $ 15.1    $ 69.2  $ 23.4

  Per share amount                         $ 1.24   $  .63    $ 2.88  $  .98

NOTE:   (a) Dilution is less than 3%