Form 10-K
period 1995-12-31
CHESAPEAKE CORP /VA/
filed 1996-03-15
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 The aggregate market value on February 13, 1996, of the voting stock held by non-affiliates of the registrant was $642 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

 23,360,048 shares of the registrant's common stock, par value $1, were outstanding as of February 13, 1996.

 Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 24, 1996, are incorporated in
Part III by reference.                              PART I

Item 1.  Business

GENERAL

     Chesapeake Corporation, a Virginia corporation organized in 1918, is a packaging and paper company, whose primary businesses include packaging, tissue and kraft products. Our operating businesses include: Chesapeake Packaging Co. (point-of-sale displays, graphic packaging and corrugated shipping containers); Wisconsin Tissue Mills Inc. (commercial and industrial tissue products); Chesapeake Paper Products Company and Chesapeake Forest Products Company (kraft products, building products and woodlands operations); and Delmarva Properties, Inc. and Stonehouse Inc. (land development).

          Chesapeake competes in the large, capital-intensive paper and forest products industry. Until the mid 1980s, Chesapeake's products were primarily kraft commodity products manufactured by Chesapeake Paper Products. In commodity markets, selling prices are controlled by total market supply and demand. Success in these markets hinges on maximizing production and minimizing operating costs. Selling prices and profits for commodity products are typically cyclical and tend to follow general economic conditions.

          During the past several years, Chesapeake has pursued a strategy of focusing on specialty products in markets that management believes have growth potential or in which the Company has or may be able to achieve competitive advantages. The Company's strategy for success with its specialty products is to utilize its recycling expertise creatively, to differentiate itself from its competition by manufacturing products which are distinctive and to utilize its superior ability to respond to customers' requirements. Management believes this strategy allows the Company to achieve less cyclical and greater profits than with commodity products and to better utilize Chesapeake's strengths. During 1995, sales of specialty products were more than 60% of Chesapeake's total sales. During the three years prior to 1994, low selling prices for commodity products offset much of the benefit derived from specialty product sales. In 1994 and 1995, sales prices for the paper industry recovered significantly. See "Financial Review 1993-1995" of the Company's 1995 Annual Report to Stockholders (the "1995 Annual Report"), incorporated herein by reference.

          Because we understand the service needs of our customers, we believe we are able to provide quality products quickly and efficiently. Our decentralized management style allows quick and creative decision making.
Our operations are designed to be flexible to changing customer demands and business conditions.

     Chesapeake's businesses are managed to generate cash flow and earn an acceptable long-term return on investment for stockholders.

     Our manufacturing and converting processes are capital intensive; property, plant and equipment, including timber and timberlands, comprise approximately 68% of our total assets. Our tissue and kraft products operations require major investments in paper machines, fiber preparation equipment and converting equipment. In 1992, the Company completed an eight-year $600 million capital spending program for machinery, equipment and new technology to increase production of specialty products while reducing the Company's emphasis on commodity products such as brown paperboard and bleached hardwood pulp. About one-half of these expenditures were for paper machine projects for our tissue and kraft products businesses. Included in the program was a $100 million project for a recovery boiler, evaporators and related equipment for our kraft products business. In 1995, we expanded our tissue business with the acquisition of two paper mills, and the announcement of plans for two more converting facilities, in keeping with our strategic goals and customer requirements. Growth in our packaging segment continued with the successful start-up of a new plant in California in 1995, and the announcement of plans for a new facility in Mississippi to begin operation in 1996. Capital expenditures intended to enhance efficiency, and to improve product quality and productivity were made at one-half of our existing packaging facilities during 1995.

     Our businesses are grouped into three major segments: packaging, tissue and kraft products. The information presented in "Notes to Consolidated Financial Statements, Note 14 - Business Segment Information" of the 1995 Annual Report is incorporated herein by reference. Information with respect to the Company's working capital practices is set forth under the caption "Financial Review 1993-1995, Liquidity and Capital Structure" of the 1995 Annual Report and is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Financial Review 1993-1995, Capital Expenditures" of the 1995 Annual Report and is incorporated herein by reference.

PACKAGING

Chesapeake Packaging Co.

     Chesapeake Packaging has three marketing thrusts: point-of-sale displays, graphic packaging and corrugated shipping containers.

     We believe that our packaging group is a leader in serving the point-of-sale display and specialty packaging needs of major national consumer products companies. Through a network of regional sales and design offices, the point-of-sale group, Chesapeake Display and Packaging Company, provides creative design services to our customers to meet their promotional and permanent display needs. Our manufacturing facilities utilize modern production, assembly and packaging processes to meet our customers' stringent quality and shipment demands. We have two strategically located point-of-sale display and specialty packaging manufacturing plants and three custom packing plants which provide service to customers throughout the United States. An additional custom packing plant in Memphis is scheduled to begin operation in 1996. Also, Chesapeake recently announced the planned acquisition of the Display Division of Dyment Limited, with operations in Erlanger, Kentucky, and Toronto, Canada.

     Our Color-Box subsidiary, the fastest growing area of our packaging segment, supplies graphic packaging to customers nationwide that require attractive full litho-laminated retail packaging. The final phase of a $13 million expansion project to double the capacity of this business was completed in 1993. In January 1994, Chesapeake Packaging acquired Lawless Holding Corporation, which included Lawless Packaging and Display, a graphic packaging plant in Buffalo, New York, which is now operated as the Buffalo division of Color-Box. Our new graphic packaging plant in Visalia, California, began operation late in the second quarter of 1995. In addition, in late 1995 Color-Box announced plans for a fourth graphic packaging facility, to be located in Pelahatchie, Mississippi, which is scheduled to begin operation by mid-year 1996.

     Eleven corrugated shipping container plants located in seven states manufacture corrugated boxes and specialty packaging for customers within each plant's geographic area. The raw materials for the packaging plants include paperboard and corrugating medium (purchased both from independent suppliers and from Chesapeake Paper Products) that are converted to make the walls of the packaging unit. Various converting equipment is used to print, cut, slot and glue the container to customer specifications. The Lawless acquisition in January 1994 included the Lawless Container Corporation corrugated container plant in North Tonawanda, New York and corrugated sheet plants in Scotia, New York; Le Roy, New York; and Madison, Ohio.

TISSUE

     Chesapeake's tissue segment consists of Wisconsin Tissue, which produces tissue for industrial and commercial markets. Chesapeake Consumer Products Company, a converter of tissue products for the consumer market, was also part of this segment until December 29, 1995, when it was sold to The Fonda Group, Inc. of St. Albans, Vermont.

Wisconsin Tissue Mills Inc.

     Wisconsin Tissue, acquired in 1985, manufactures napkins, tablecovers, toweling, placemats, wipers and facial and bathroom tissue for commercial and industrial markets at its paper mills in Menasha, Wisconsin; Flagstaff, Arizona; and Chicago, Illinois. Wisconsin Tissue operates a converting facility in Neenah, Wisconsin, and plans to begin operation in 1996 of two new converting facilities at Bellemont, Arizona, and Greenwich, New York.
The 1995 addition of the paper mills in Arizona and Illinois is part of our growth strategy of providing a full line of disposable products for the commercial and industrial tissue markets, and increased primary tissue production capacity by 90,000 tons per year, or approximately 50%. Our 2,200 products are found in full-menu and fast-food restaurants, hotels, motels, clubs, health care facilities, schools and office locations and on airlines.

     The raw material for the paper manufactured by Wisconsin Tissue is 100% recovered paper. Seven paper machines manufacture base tissue stock that is converted on over 100 specialized machines in Neenah, Wisconsin, with additional converting machines scheduled to come on-line in 1996 at the new facilities in Arizona and New York. The Company believes that its computerized warehouse inventory and distribution systems give it an advantage over many of its competitors in product shipping efficiency and inventory control. Our tissue products are sold throughout the United States and in Canada using our own sales force or brokers. Shipments by Wisconsin Tissue were 235,000 tons in 1995, 217,000 tons in 1994 and 220,000 tons in 1993.

KRAFT PRODUCTS

     Chesapeake's kraft products segment consists of Chesapeake Paper
Products Company, our kraft products operations, and Chesapeake Forest Products Company, our woodlands and building products operations, both based in West Point, Virginia. Chesapeake Building Products Company, a wholly-owned subsidiary of Chesapeake Forest Products Company, was formed in 1993 with the merger of the company's lumber division and Chesapeake Wood
Treating Co.

Chesapeake Paper Products Company

     Chesapeake Paper Products manufactures white top paperboard, which accounts for approximately 90% of the total paperboard product mix, kraft paperboard, kraft paper, corrugating medium and bleached hardwood pulp at its mill located in West Point, Virginia. Paperboard and corrugating medium, the outer and inner materials of a corrugated container, are sold to external and company-owned container and packaging plants. Kraft paper is sold to external converters to make bags and wrappings. Bleached hardwood pulp is sold primarily to non-pulp producing paper manufacturers which manufacture predominantly printing and writing paper. Most of our customers are located in the eastern half of the United States, primarily in the mid-Atlantic and northeastern states, where we have the advantage of lower freight costs compared to many of our competitors. We also sell to international customers, primarily in Europe, Asia and Canada. Our sales force markets these products to integrated and independent converters and manufacturers.

     During 1995, Chesapeake Paper Products completed the rebuild of the No.2 paper machine at the West Point, Va., mill. While lost production associated with the rebuild reduced shipments for 1995, the project increased the mill's capacity by 70,000 tons per year while permitting a more profitable product mix. Total shipments from the West Point mill were 769,000 tons in 1995, 850,000 tons in 1994 and 798,000 tons in 1993.

     In 1995, approximately 68% of the raw material for products manufactured by our kraft products mill was virgin wood fiber, with the remainder being recycled fiber recovered through our recycling system. Two company-owned recycling centers collect recycled fiber for the mill, which has the capacity to use 360,000 tons of recycled fiber annually. About 73% of the virgin wood fiber used in 1995 was purchased from wood producers or independent timberland owners and the rest was from company-owned timberlands. In addition to our three paper machines and a market pulp machine, the West Point facility includes wood storage, wood pulping, paper recycling and steam and power generation equipment.

     In recent years much emphasis has been placed on training, problem-solving and employee involvement in all phases of the mill's operation.
These factors, as well as the installation of new equipment, have enabled the mill to improve product quality and lower reject levels. A mill optimization program is also in place to improve efficiency in the manufacturing process.


Chesapeake Forest Products Company, Woodlands Division

     Chesapeake Forest Products, Woodlands Division, owns and actively manages approximately 325,000 acres of timberland located in Virginia, Maryland and Delaware. The primary objective of our woodlands operation is to provide an adequate supply of wood at a competitive cost to the kraft products mill located at West Point. Wood is delivered to our mill from our company-owned lands and from independent landowners. Our foresters use environmentally sound, modern forestry methods intended to ensure a long-term, low-cost fiber supply. Our genetically superior pine seedlings, which are used in our reforestation program on company-owned land and made available to private landowners, grow quicker and provide higher quality, more uniform fibers at the time of harvest than traditional seedlings. We are actively utilizing natural reforestation techniques to generate new hardwood timber stands on company-owned and privately held land. For more than 25 years, Chesapeake has participated in research programs that have improved the quality, disease resistance and growth rate of our planted trees. In addition, in 1995 Chesapeake Forest Products Company pledged to comply with new American Forest and Paper Association guidelines of conduct that will govern the way we grow and nurture our forests, known as the "Sustainable Forestry Initiative".

Chesapeake Building Products Company

     Chesapeake Building Products operates four sawmills in Virginia and Maryland, manufacturing pine and hardwood lumber. The raw materials are provided both from company-owned timberlands and from other landowners. Our sawmill products are sold by our own sales force to independent users.

     Substantially all of the assets of the former Chesapeake Wood Treating Co. were conveyed to Universal Forest Products, Inc. under lease and purchase agreements in October 1993. Chesapeake Wood Treating Co. produced chemically treated pine lumber for the home improvement and residential construction markets.


OTHER BUSINESSES

Delmarva Properties, Inc. and Stonehouse Inc.

     Delmarva Properties develops and markets land that has potential for value greater than as timberland. Nearly all of Delmarva Properties' present land inventory of approximately 8,500 acres was formerly timberland owned by Chesapeake Forest Products. Delmarva Properties develops land in Virginia, Maryland and Delaware primarily for residential housing. Sales also include large lots and acreage for others to develop for both residential and commercial uses. A major project involves the development of a mixed-use site next to a proposed horse racing track in New Kent, Virginia.

     Stonehouse Inc. is managing the planning for development of a new 7,400 acre planned community near Williamsburg, Va. Stonehouse Inc.'s pending joint venture with Dominion Capital, Inc. will form a partnership for development of the first residential phase of the planned community. Significant sales are not anticipated for several more years. Most of Stonehouse's land was formerly timberland owned by Chesapeake Forest Products.


RAW MATERIALS

     Most of the Company's raw materials are readily available at competitive prices. Prices of recycled fiber, a major raw material, reached historic highs in 1994 and early 1995, but moderated by year-end 1995. See "Financial Review 1993-1995" of the 1995 Annual Report, incorporated herein by reference.


ENVIRONMENTAL

     The information presented under the caption "Financial Review 1993-1995, Environmental" of the 1995 Annual Report is incorporated herein by reference.

EMPLOYEES

     As of December 31, 1995, the Company had 5,305 employees. The Company believes that its relations with its employees are good. In 1992, Wisconsin Tissue and Chesapeake Paper Products entered into five-year collective bargaining agreements with the unions representing employees at the mills in Menasha, Wisc., and West Point, Va. During 1994, a five-year labor contract extension was negotiated with the union representing employees at Chesapeake Paper Products. During 1994 and 1995, Chesapeake Paper Products Company and Chesapeake Forest Products Company implemented enhanced retirement programs affecting both hourly and salaried employees at these operations. See "Financial Review 1993-1995" of the 1995 Annual Report incorporated herein by reference.


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


Item 2.  Properties

  At year-end 1995, Chesapeake manufactured or converted paper and wood products at 40 facilities in 14 states. The information presented under "Operating Managers and Locations" in the 1995 Annual Report is incorporated herein by reference. The Company owns most of its production facilities, which are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations.

Item 3.  Legal Proceedings

     The information presented in "Notes to Consolidated Financial Statements, Note 10 - Litigation" of the 1995 Annual Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

























Executive Officers of the Registrant

  The name and age of each executive officer of the Company as of February 13, 1996, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are elected at each annual organizational meeting of the board of directors.

J. Carter Fox (56)
  Chairman since 1994
  Chief Executive Officer since 1980
  President 1980-1995
Paul A. Dresser, Jr. (53)
  President since 1995
  Chief Operating Officer since 1991
  Executive Vice President 1990-1995
  Chief Financial Officer 1981-1991
  Group Vice President-Finance & Administration 1984-1990
Thomas Blackburn (44)
  Group Vice President-Kraft Products since 1991
  President, Chesapeake Paper Products Company and
  Chesapeake Forest Products Company since 1991
  Kraft Products-Executive Vice President 1990-1991
  General Manager, Crossett, Arkansas,
  Georgia-Pacific Corporation 1988-1990
Andrew J. Kohut (37)
  Group Vice President-Finance & Strategic Development since 1995 Chief Financial Officer since 1991
  Vice President-Finance 1991-1995
  President and General Manager, Color-Box, Inc. 1989-1991
William A. Raaths (49)
  Group Vice President-Tissue Products since 1995 President-Wisconsin Tissue Mills Inc. since 1995
  Executive Vice President- Wisconsin Tissue Mills Inc. 1994-1995 President, Chesapeake Consumer Products Company 1989-1994
Samuel J. Taylor (56)
  Group Vice President-Packaging since 1988
  President, Chesapeake Packaging Co. since 1988
J. P. Causey Jr. (52)
  Senior Vice President, Secretary & General Counsel since 1986 Thomas A. Smith (49)
  Vice President-Human Resources & Assistant Secretary since 1987












                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
    Stockholder Matters

  The dividend and stock price information presented under the caption "Recent Quarterly Results" of the 1995 Annual Report is incorporated herein by reference. The Company's common stock is listed on the New York Stock Exchange under the symbol - "CSK". As of February 29, 1996, there were 7,231 stockholders of record of the Company's common stock.


Item 6.  Selected Financial Data

  The information for the years 1991-1995 presented under the caption "Eleven-Year Comparative Record" of the 1995 Annual Report is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operation

  The information presented under the caption "Financial Review 1993-1995" of the 1995 Annual Report is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

  The consolidated financial statements of the Company and its subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 1995 Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None
















                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information presented under the captions "Information Concerning Nominees" and "Directors Continuing in Office" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 1996 (the "1996 Proxy Statement") is incorporated herein by reference.


Item 11.  Executive Compensation

  The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 1996 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1996 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information presented under the caption "Certain Transactions" of the 1996 Proxy Statement is incorporated herein by reference.

                               PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

               a. Documents

               (i)       Financial Statements

                         The consolidated balance sheet of Chesapeake
                         Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995, including the notes thereto, are presented in the Company's 1995 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in the Company's 1995 Annual Report, is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8, no other data appearing in the 1995 Annual Report is deemed to be "filed" as part of this Form 10-K.

                  (ii)   Financial Statement Schedules

                    No schedules are filed as part of this report because they are not applicable or are not required.

                  (iii)  Exhibits filed or incorporated by reference

                  The exhibits that are required to be filed or incorporated by reference herein are listed in the
                  Exhibit Index found on pages 14-15 hereof. Exhibits 10.1-10.9 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

               b. Reports on Form 8-K

                  None













                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CHESAPEAKE CORPORATION
                                        (Registrant)

February 13, 1996                           By /s/ CHRISTOPHER R BURGESS
                                         Christopher R. Burgess
                                         Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By /s/ PAUL A. DRESSER, JR.             By /s/ WALLACE STETTINIUS
   Paul A. Dresser, Jr.                    Wallace Stettinius
   Director; President &                   Director
   Chief Operating Officer

By /s/ M. KATHERINE DWYER               By
   M. Katherine Dwyer                      John Hoyt Stookey
   Director                                Director

By /s/ J. CARTER FOX                    By /s/ RICHARD G. TILGHMAN
   J. Carter Fox                           Richard G. Tilghman
   Chairman of the Board                   Director
   of Directors; Chief
       Executive Officer

By /s/ ROBERT L. HINTZ                  By /s/ JOSEPH P. VIVIANO
   Robert L. Hintz                         Joseph P. Viviano
   Director                                Director

By /s/ WILLIAM D. McCOY                 By /s/ HARRY H. WARNER
   William D. McCoy                        Harry H. Warner
   Director                                Director

By                                      By /s/ ANDREW J. KOHUT
   C. Elis Olsson                          Andrew J. Kohut
   Director                                Group Vice President - Finance
                                           & Strategic Development &
                                           Chief Financial Officer

By /s/ JOHN W. ROSENBLUM                By /s/ CHRISTOPHER R. BURGESS
   John W. Rosenblum                       Christopher R. Burgess
   Director                                Controller

By /s/ FRANK S. ROYAL
   Frank S. Royal
   Director


Each of the above signatures is affixed as of February 13, 1996.  EXHIBIT INDEX


3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

3.2 Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

4.1 Indenture, dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-30900 and incorporated herein by reference)

4.2 First Supplemental Indenture, dated as of September 1, 1989, to the Indenture dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

4.3 Rights Agreement, dated as of March 15, 1988, between the Registrant and Crestar Bank (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 15, 1988, and incorporated herein by reference)

4.4 Rights Agreement Amendment, dated as of August 24, 1992, between the Registrant and Harris Trust and Savings Bank, as successor rights agent (filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, File No. 33-56473, and incorporated herein by reference)

The registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

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

13.1 Portions of the Chesapeake Corporation Annual Report to Stockholders for the year ended December 31, 1995

21.1        Subsidiaries

23.1        Consent of Coopers & Lybrand L.L.P.

27.1        Financial Data Schedule

99.1 Form 11-K Annual Report, Hourly Employees' Stock Purchase Plan for the plan fiscal year ended November 30, 1995