Form 10-Q
period 1996-03-31
CHESAPEAKE CORP /VA/
filed 1996-05-14
CIK 19731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

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

       Common stock of $1 par value 23,653,544 shares.



                                             Page 1 of 52 Pages.




                                  PART I

                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
           FOR THE FIRST QUARTER ENDED MARCH 31, 1996 AND 1995



                                                       First Quarter

                                                     1996        1995
                                                     (In millions, except
                                                     per share data)

Net sales                                                $277.7      $291.1
Costs and expenses:
  Cost of products sold                                   202.0       201.7
  Depreciation and cost of timber harvested                21.9        18.9
  Selling, general and administrative expenses             36.5        31.9

    Income from operations                                 17.3        38.6

Other income and expenses, net                              2.9         2.4
Interest expense                                           (7.8)       (8.0)

    Income before taxes                                    12.4        33.0

Income taxes                                                4.5        12.2

    Net income                                           $  7.9      $ 20.8

Earnings per share                                       $  .33      $  .87

Weighted average number of common shares and
  equivalents outstanding                                  23.8        24.0

Cash dividends declared per share of common stock        $  .20      $  .18


                          See accompanying notes.










                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                       March 31, 1996      Dec. 31, 1995
                                                  (In millions)

       ASSETS
Current assets:
    Cash and cash equivalents                 $  6.0              $  5.2
    Accounts receivable, less
      allowances for doubtful
      accounts of $3.4 and $3.2                              143.8                140.4
    Inventories, at lower of cost
      or market                                107.6               112.5
    Deferred income taxes                       16.6                16.6
    Other                                        7.1                 6.9

      Total current assets                     281.1               281.6



Property, plant and equipment, at cost:
    Land, buildings, machinery and
    equipment                                1,453.5             1,416.4
   Less accumulated depreciation         (696.3)                  (675.5)

                                               757.2               740.9

    Timber and timberlands, net                 39.7                40.0

 Net property, plant and equipment             796.9               780.9


Goodwill, net                                   41.2                41.5


Other assets                                    41.7                42.3

                                            $1,160.9            $1,146.3













                                          March 31, 1996   Dec. 31, 1995
                                                   (In millions)

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $ 124.2         $ 130.2
  Current maturities of long-term debt                .9                   .9
  Dividends payable                                  4.7             4.8
  Income taxes payable                               5.0             3.4


      Total current liabilities                    134.8           139.3


Long-term debt                                     411.6           393.6

Postretirement benefits other than
 pensions                                           27.1            26.5

Deferred income taxes                              119.7           118.6


Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,653,544 and
    23,792,433 shares                               23.7            23.8
  Additional paid-in capital                       103.6           107.3
  Retained earnings                                340.4           337.2          467.7          468.3

                                                                               $1,160.9       $1,146.3

                          See accompanying notes.


















                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE FIRST QUARTER ENDED MARCH 31, 1996 AND 1995

                                                            1996      1995
                                                             (In millions)
Operating activities
  Net income                                                $ 7.9     $20.8
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             22.4      19.4
    Deferred income taxes                                     1.1       3.0
    Gain on sale of property, plant and
     equipment                                                -         (.9)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                   (1.7)     (3.2)
       Inventories                                            4.9     (13.8)
       Other assets                                           -        ( .2)
       Accounts payable and accrued expenses                 (5.3)      5.7
       Income taxes payable                                   1.5       5.9
       Other payables                                          .6        .4

  Net cash provided by operating activities                  31.4      37.1

Investing activities
  Purchases of property, plant and equipment                (37.8)    (34.0)
  Acquisitions                                               (1.7)      -
  Proceeds from sale of property, plant and
   equipment                                                   .1       1.0

  Net cash used in investing activities                     (39.4)    (33.0)

Financing activities
  Net borrowings on credit lines                             20.3       -
  Payments on long-term debt                                 (3.1)      (.6)
  Proceeds from long-term debt                                 .2       -
 Purchases of outstanding common stock                       (3.8)      -
 Dividends paid                                              (4.8)     (4.3)
  Other                                                       -          .1

  Net cash provided by (used in) financing activities         8.8      (4.8)

  Increase (decrease) in cash                                  .8       (.7)

Cash at beginning of period                                   5.2      33.2
  Cash at end of period                                     $ 6.0     $32.5

Supplemental cash flow information:
  Interest payments                                         $ 6.9     $ 8.5
  Income tax payments, net of refunds                       $ 1.8     $ 3.7

                             See accompanying notes.
                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein are unaudited, except for the December 31, 1995 consolidated balance sheet, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows.
    It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1996 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.  Inventories:
                                       Mar. 31, 1996  Dec. 31, 1995
                                                                              (In millions)
     Inventories consist of:
         Finished goods                         $ 42.2          $33.7
         Work-in-process                          22.7           33.3
         Materials and supplies                   42.7           45.5

            Totals                              $107.6         $112.5

3.   Commitments and Other Matters:

     At March 31, 1996, commitments, primarily for capital expenditures, approximated $91 million. These commitments include anticipated expenditures of $10 million in 1996 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in West Point, Virginia and Menasha, Wisconsin. The remaining commitments of $81 million are primarily for various capital projects, none of which is individually material.

     Additional non-determinable environmental protection expenditures could be required in the future when facilities are expanded or if more stringent standards become applicable. See Note 6.

4.   Litigation:

     Wisconsin Tissue Mills Inc. ("WT"), a wholly-owned subsidiary of the Company, has received a notice from the United States Fish and Wildlife Service that WT has been identified as a potentially responsible party with respect to possible natural resource damages in the Fox River and Green Bay System. See "Note 6. Environmental Matters" for further information regarding this notice.

     The Company is a party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

5.   Income Taxes:

     The Company's effective income tax rate is 36.5% in 1996 compared to 37.0% for first quarter 1995. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from acquisitions.

6.   Environmental Matters:

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of a hazardous substance into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. While joint and several liability is authorized under CERCLA, as a practical matter the cost of clean-up or other remediation is generally allocated among the waste generators. Except for the United States Department of Interior, Fish and Wildlife Service ("FWS") assessment of the Fox River discussed below, the Company is not presently named as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to the Company's financial position or results of operation.

6.   Environmental Matters (continued):

     In June 1994, the FWS, a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls ("PCBs") in the Fox River and Green Bay System. The FWS alleges that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various tribes, have been exposed to PCBs that were released from facilities located along the Fox River. The notice invites the PRPs to participate in the development and performance of a natural resource damage assessment with respect to the alleged discharges. WT and the four other PRPs are engaged in negotiations with the FWS concerning the proposed damage assessment and restoration plans.

     WT and the four other PRPs are also engaged in discussions with the Wisconsin Department of Natural Resources ("WDNR") with respect to resolving possible state claims concerning remediation, restoration and natural resource damage related to the alleged discharge of PCBs into the Fox River and Green Bay System. The PRPs have proposed a settlement to WDNR, and are engaged with WDNR in continuing discussions of the settlement proposal. WT's obligation under the proposed settlement would not be material to the Company's financial position or results of operations. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any settlement.

     The ultimate cost to WT, if any, associated with this matter cannot be predicted with certainty at this time, due to: the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, the Company's share of any multi-party clean-up; the unknown magnitude of any contamination; the varying costs of alternative clean-up methods; the evolving nature of clean-up technologies and governmental regulations; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. The Company believes that it is entitled to indemnification from the prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to all liabilities related to this matter.
     That prior owner has reimbursed the Company for out-of-pocket costs and attorneys'

6.   Environmental Matters (continued):

     fees related to investigation of the matter. The Company believes that such prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

     In March 1995, the United States Environmental Protection Agency ("EPA") issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. Under federal law, the affected states will be required within two years to implement specific regulations that are consistent with the provisions of the Final Guidance. Dischargers would then have an additional period of up to five years during which to comply with any new, more stringent, permit limits derived under the Final Guidance. The Final Guidance is currently the subject of administrative and judicial challenges by the paper industry and other groups, and of pending legislation in the U.S. Congress. The WDNR is currently developing regulations to implement the Final Guidance by a March 1997 deadline. WT is evaluating the potential effects of the Final Guidance and regulations on its operations and results, which effects cannot be predicted with certainty at this time. However, based on the Company's initial review of the Final Guidance and proposed regulations, the Company believes that compliance would not have a material adverse effect on its financial position or results of operations.

     The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when proposed, are expected to require compliance within three years after the date of adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55.0 million at the Company's two paper mills in West Point, Va., and Menasha, Wis. The Company has joined with the American Forest & Paper Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The eventual capital expense impact on the Company of compliance with the definitive Cluster Rules is not presently determinable, and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions

6.   Environmental Matters (continued):

     related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business of compliance with the definitive Cluster Rules will depend on a number of other factors, including: the domestic and international competitive effects of compliance; and the effect of evolving consumer demands related to environmental issues on the Company and its competitors.

     Chesapeake operates under, and believes that it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1st Quarter 1996 vs. 1st Quarter 1995

     Net sales for the three months ended March 31, 1996, were $277.7 million, 5% lower than first quarter record net sales of $291.1 million in 1995. The lower sales are primarily the result of weaker market conditions for certain products in the kraft business.

     Net income for the first quarter was $7.9 million, or $.33 a share, compared to record first quarter 1995 net income of $20.8 million, or $.87 a share. Cost of products sold as a percentage of net sales increased by approximately 3% compared to the first quarter of last year, primarily due to lower net sales. Selling, general and administrative expenses as a percentage of net sales were up about 2%. Expenses were impacted by the start-up of various growth initiatives, particularly in the packaging segment. Depreciation was up 16% over 1995's amount as a result of capital spending and acquisitions in 1995. Other income and expenses, net was up $.5 million, while interest expense approximated prior year amounts.

BUSINESS SEGMENT HIGHLIGHTS
                                First Quarter    Fourth Quarter
                                    1996       1995        1995
  Net Sales:
    Packaging                          $109.2     $106.9      $110.5
    Tissue                               93.8       78.2       105.1
    Kraft products                       73.2      104.7        78.7
    Corporate                             1.5        1.3         2.4
                                       $277.7     $291.1      $296.7
EBIT:
    Packaging                          $  4.8     $  8.0      $ 10.3
    Tissue                               12.5        8.9        16.5
    Kraft products                        7.3       26.7        18.5
    Corporate                            (4.4)                  (2.6)          (4.5)
                                       $ 20.2     $ 41.0      $ 40.8


     Net sales for the packaging segment were up 2% compared to first quarter last year because of a higher percentage of specialty packaging in the sales mix, as both point-of-sale displays and graphic packaging showed gains. However, earnings for this segment declined as shipments were down from an exceptionally strong first quarter last year, margins were under pressure as price decreases out paced the decline of raw material costs, and costs were incurred related to the start-up of various growth initiatives. These growth initiatives include: the recent acquisition of the Display Division of Dyment Limited, with locations in Erlanger, Ky., and Toronto, Canada; the planned second quarter start-up of a new custom packing facility in Memphis, Tenn.; and the addition of a fourth graphic packaging facility located in Pelahatchie, Miss., which is expected to be doing business by mid-year.

         Net sales for the tissue segment were up 20%, despite the loss of sales from the Consumer Products business which was sold in the fourth quarter of 1995. Tissue shipments were 73,000 tons, a 40% increase over the first quarter of 1995. Nearly 20% of the first quarter 1996 shipments were from the facilities in Flagstaff, Ariz., and Chicago, Ill., acquired in 1995. Earnings for the tissue segment were strong for the normally seasonally slower first quarter and increased 40% compared to first quarter 1995. This increase was due to the sales volume increase, a 7% improvement in selling prices and further decline in the cost of recovered paper, a major raw material.

         Net sales for the kraft products segment declined 30%. Shipments of 193,000 tons were down 9% from the first quarter of last year as a result of market related downtime and lower production relating to the start-up phase of a recently rebuilt paper machine. Average selling prices were 16% lower than in the first quarter of 1995 as market conditions continued to weaken and industry inventory levels remained high. The decline was most drastic for bleached market pulp, with volume down 38% and selling prices 24% lower than the first quarter of last year. The negative impact to earnings of the lower sales volume and prices were offset in part by lower cost for recovered paper.



1st Quarter 1996 vs. 4th Quarter 1995

     Net sales for the first quarter of 1996 were down $19.0 million, or 6%, from net sales of $296.7 million for the fourth quarter of 1995. Weaker market conditions for certain kraft products coupled with the normally seasonally slower first quarter are the primary reasons for the decline.

    Net income for the first quarter of 1996 was down $16.3 million, or 67%, from net income of $24.2 million for the fourth quarter of 1995, primarily because of lower sales, higher depreciation and lower miscellaneous income. Both cost of products sold and selling, general and administrative expenses as percentages of net sales increased slightly. Depreciation was up $4.8 million due to capital spending and acquisitions. Other income and expenses, net decreased by $3.6 million because fourth quarter 1995 results included the sale of the Consumer Products business and land no longer considered to be of strategic importance. Interest expense was slightly higher than fourth quarter amounts because of increased borrowings.

         Net sales of the packaging segment for first quarter 1996 approximated those of fourth quarter 1995. Shipments were up 3% compared to last quarter. Earnings for the segment declined as margins were under pressure and costs were incurred related to the start-up of various growth initiatives.

         Net sales of the tissue segment for the first quarter of 1996 declined 11% compared to the fourth quarter of 1995 primarily as a result of the sale of the Consumer Products business near the end of December 1995. Shipments of converted tissue products were about the same as last quarter, while selling prices declined 3%. Additional converting equipment is scheduled to come on line during 1996 which should favorably impact the sales volume of converted products. Earnings were favorably impacted by a further decline in recovered paper costs.

     Net sales of kraft products for first quarter 1996 declined 7% compared to the fourth quarter of 1995. Shipments improved 7%, as last quarter's results reflected the loss of production related to the rebuild of a paper machine. Average selling prices dropped 17%, with the selling price of market pulp declining 36%. EBIT was 60% lower than last quarter due to the impact of lower selling prices, higher depreciation and the fourth quarter sale of land that was no longer considered to be of strategic importance.

        The weak market conditions in kraft products will continue to put pressure on earnings during the first half of 1996. Earnings will also continue to be impacted by costs related to various strategic growth initiatives for packaging and tissue. The successful implementation these initiatives is expected to better position the Company for the future.

Capital Expenditures

        Capital expenditures and acquisitions for the first three months of 1996 totaled $39.5 million and related primarily to strategic initiatives in the packaging and tissue businesses. These expenditures were up $5.5 million compared to the first quarter of last year. Capital expenditures and acquisitions for 1996 are expected to be approximately $200 million, of which about one-half relates to strategic initiatives in the packaging and tissue businesses. Identified initiatives include: a new manufacturing plant in Pelahatchie, Miss.; the second phase of the Visalia, Calif., manufacturing plant for the Company's Color-Box graphic packaging business; the recent acquisition of the Display Division of Dyment Limited; and new tissue converting equipment at the Bellemont, Ariz., and Greenwich, N.Y. facilities. These projects are consistent with Chesapeake's strategy of expanding the packaging and tissue businesses, lowering costs and focusing capital spending on projects that are expected to have a high return on investment. No other 1996 capital projects are expected to account for more than 5% of the total planned spending. Capital expenditures for 1996 are expected to be financed with internally generated cash supplemented by proceeds from borrowings.

Liquidity and Capital Structure

        Working capital increased $4.0 million during the first quarter of 1996 primarily as a result of increased accounts receivable and lower
accounts payable, offset in part by lower inventories.   Accounts
receivable increased $3.4 million from year end amounts as the average collection period for the quarter was up 3 days compared to first quarter 1995's average. Inventories decreased $4.9 million during the first quarter of 1996. The inventory turnover rate for the quarter approximated that of the first quarter of 1995. Accounts payable and accrued expenses decreased $6.0 million during the quarter as a result of lower capital spending compared to the fourth quarter of 1995. Income taxes payable was $1.6 million higher than at year end. The ratio of current assets to current liabilities was 2.1 at the end of both the first quarter of 1996 and first quarter of 1995 and compared to 2.0 at year end 1995.

    "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $42.5 million for the first quarter of 1996, or 30% lower than EBIT + D of $60.4 million for the first quarter of 1995. Lower income before taxes was primarily responsible for this decrease. EBIT + D for the first quarter of 1996 was 27% lower than EBIT + D of $58.2 million for the fourth quarter of 1995. Net cash provided by operating activities for the first quarter of 1996 was $31.4 million, or $5.7 million less than in the first quarter of last year, primarily due to lower earnings.

    At the end of the first quarter of 1996, long-term debt totaled $411.6 million, or $18 million higher than at year end 1995. The ratio of long-term debt to total capital was 41% at the end of the first quarter of 1996, the same as at the end of the first quarter of last year and up slightly from 40% at year end 1995. The ratio of long-term debt to stockholders' equity was 88% at the end of the first quarter compared to 84% at year end 1995 and 89% at the end of the first quarter of 1995. Out of a total of $160 million committed and $120 million uncommitted credit lines available at the end of the first quarter, $120.3 million were utilized.


                                  PART II



Item 1.  Legal Proceedings

         Reference is made to Note 4 of the Notes to Consolidated
         Financial Statements included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 24, 1996, the following business was transacted:

         (1)  All nominees for election to the Board of
              Directors were elected.
                                       Number          Number
                                       of              of Shares
                                       Shares          Authority
                                       For             Withheld

              William D. McCoy         20,846,935      276,572
              John W. Rosenblum        20,848,186      275,321
              John Hoyt Stookey        20,842,992      280,515
              Richard G. Tilghman      20,837,895      285,612

         (2)  The Chesapeake Corporation Directors' Stock Option and
              Deferred Compensation Plan was approved.  There were
              19,730,115 votes for the proposal and 1,208,426 against with 184,465 abstentions and 501 broker non-votes.

         (3) The appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending December 31, 1996 was ratified. There were 21,019,359 votes for the proposal and 54,541 against with 49,607 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 3.1 - Amended and Restated Bylaws

              Exhibit 10.1 - Chesapeake Corporation Directors'
              Stock Option and Deferred Compensation Plan

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


                                          CHESAPEAKE CORPORATION
                                               (Registrant)


Date: May 14, 1996                     BY:   /s/Christopher R. Burgess
                                                Christopher R. Burgess
                                                      Controller



Date: May 14, 1996                     BY:   /s/Andrew J. Kohut
                                                Andrew J. Kohut
                                           Group Vice President -
                                           Specialty Packaging &
                                           Merchandising Services        & Chief Financial Officer


                          EXHIBIT INDEX


                                                           Page

Exhibit 3.1
    Amended and Restated Bylaws                             18

Exhibit 10.1
    Chesapeake Corporation Directors'
    Stock Option and Deferred Compensation Plan             36

Exhibit 11.1                                                52
    Computation of Net Income per Share of
    Common Stock
                                            EXHIBIT 3.1



                        AMENDED AND RESTATED BYLAWS

                                    of

                          CHESAPEAKE CORPORATION

           (as adopted 2/13/90, with amendments through 4/30/96)



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

Section 5.  Control Share Acquisitions Statute.  The provisions of Article
14.1 of Chapter 9 of Title 13.1 of the Code of Virginia (1950), as amended, entitled Control Share Acquisitions, shall not apply to the Corporation.


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

Section 5. Chief Executive Officer. The Board of Directors shall designate one of the officers of the Corporation as the Chief Executive
Officer of the Corporation. The Chief Executive Officer shall be primarily responsible for the implementation of policies of the Board of Directors.
He shall have authority over the general management and direction of the business and operations of the Corporation and its divisions, if any, subject only to the ultimate authority of the Board of Directors
Section 6. Vice Presidents. The Vice Presidents shall perform such duties as shall be required of them by the Chairman of the Board, the President or the Board of Directors. Any Vice President may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments authorized by the Board of Directors, except where the signing and execution of such documents shall be expressly and exclusively delegated by the Board of Directors, the Chairman of the Board or the President to some other officer or agent of the Corporation or shall be required by law or otherwise to be signed or executed.

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

                                                                                         EXHIBIT 10.1



                          CHESAPEAKE CORPORATION

                       DIRECTORS' STOCK OPTION AND
                       DEFERRED COMPENSATION PLAN



                          Effective June 1, 1996

                             TABLE OF CONTENTS

   Section                                                             Page
ARTICLE I      DEFINITIONS

     1.01.          Administrator. . . . . . . . . . . . . . . . . . . . 39
     1.02.          Agreement. . . . . . . . . . . . . . . . . . . . . . 39
     1.03.          Beneficiary or Beneficiaries . . . . . . . . . . . . 39
     1.04.          Beneficiary Designation Form . . . . . . . . . . . . 39
     1.05.          Board. . . . . . . . . . . . . . . . . . . . . . . . 39
     1.06.          Change in Control. . . . . . . . . . . . . . . . . . 39
     1.07.          Code . . . . . . . . . . . . . . . . . . . . . . . . 39
     1.08.          Common Stock . . . . . . . . . . . . . . . . . . . . 39
     1.09.          Company. . . . . . . . . . . . . . . . . . . . . . . 39
     1.10.          Compensation . . . . . . . . . . . . . . . . . . . . 39
     1.11.          Control Change Date. . . . . . . . . . . . . . . . . 39
     1.12.          Date of Grant. . . . . . . . . . . . . . . . . . . . 40
     1.13.          Deferral Election Form . . . . . . . . . . . . . . . 40
     1.14.          Deferral Year. . . . . . . . . . . . . . . . . . . . 40
     1.15.          Deferred Benefit . . . . . . . . . . . . . . . . . . 40
     1.16.          Deferred Cash Account. . . . . . . . . . . . . . . . 40
     1.17.          Deferred Cash Benefit. . . . . . . . . . . . . . . . 40
     1.18.          Deferred Stock Account . . . . . . . . . . . . . . . 40
     1.19.          Deferred Stock Benefit . . . . . . . . . . . . . . . 40
     1.20.          Distribution Election Form . . . . . . . . . . . . . 40
     1.21.          Election Date. . . . . . . . . . . . . . . . . . . . 41
     1.22.          Fair Market Value. . . . . . . . . . . . . . . . . . 41
     1.23.          Meeting Fees . . . . . . . . . . . . . . . . . . . . 41
     1.24.          Option . . . . . . . . . . . . . . . . . . . . . . . 41
     1.25.          Participant. . . . . . . . . . . . . . . . . . . . . 41
     1.26.          Plan . . . . . . . . . . . . . . . . . . . . . . . . 41
     1.27.          Retainer Fee . . . . . . . . . . . . . . . . . . . . 41
     1.28.          Terminate, Terminating, or Termination . . . . . . . 41

ARTICLE II          PURPOSES . . . . . . . . . . . . . . . . . . . . . . 42

ARTICLE III    ADMINISTRATION. . . . . . . . . . . . . . . . . . . . . . 42

ARTICLE IV     GRANT OF OPTIONS

     4.01.          Option Grants. . . . . . . . . . . . . . . . . . . . 42
     4.02.          Option Price . . . . . . . . . . . . . . . . . . . . 43
     4.03.          Exercisability . . . . . . . . . . . . . . . . . . . 43
     4.04.          Maximum Option Period. . . . . . . . . . . . . . . . 44
     4.05.          Nontransferability . . . . . . . . . . . . . . . . . 44
     4.06.          Stock Subject to Options . . . . . . . . . . . . . . 44
                         4.07.          Shareholder Rights . . . . . . . . . . . . . . . . . 44
ARTICLE V      DEFERRED BENEFITS

     5.01.          Deferral Election. . . . . . . . . . . . . . . . . . 44
     5.02.          Deferred Cash Benefits . . . . . . . . . . . . . . . 45
     5.03.          Deferred Stock Benefits. . . . . . . . . . . . . . . 45
     5.04.          Distribution of Deferred Benefits. . . . . . . . . . 47
     5.05.          Hardship Distributions . . . . . . . . . . . . . . . 48

ARTICLE VI     ADJUSTMENT UPON CHANGE IN COMMON STOCK. . . . . . . . . . 49

ARTICLE VII    COMPLIANCE WITH LAW AND APPROVAL OF
               REGULATORY BODIES . . . . . . . . . . . . . . . . . . . . 49

ARTICLE VIII   GENERAL PROVISIONS

     8.01.          Effect on Service. . . . . . . . . . . . . . . . . . 50
     8.02.          Unfunded Plan. . . . . . . . . . . . . . . . . . . . 50
     8.03.          Notices. . . . . . . . . . . . . . . . . . . . . . . 50
     8.04.          Rules of Construction. . . . . . . . . . . . . . . . 50

ARTICLE IX     AMENDMENT . . . . . . . . . . . . . . . . . . . . . . . . 50

ARTICLE X      TERMINATION . . . . . . . . . . . . . . . . . . . . . . . 51

ARTICLE XI     DURATION OF OPTION GRANTS . . . . . . . . . . . . . . . . 51

ARTICLE XII    EFFECTIVE DATE OF PLAN. . . . . . . . . . . . . . . . . . 51

                                ARTICLE I

                               DEFINITIONS


1.01.     Administrator means the Company's Corporate Secretary.

1.02. Agreement means a written Agreement (including any amendment or supplement thereto) between the Company and a Participant specifying the terms and conditions of an Option granted to such Participant.

1.03. Beneficiary or Beneficiaries means a person or persons or other entity designated on a Beneficiary Designation Form by a Participant as allowed in subsection 5.04(c) to receive Deferred Benefits. If there is no valid designation by the Participant, or if the designated Beneficiary or Beneficiaries fail to survive the Participant or otherwise fail to take the benefit, the Participant's Beneficiary is the first of the following who survives the Participant: a Participant's spouse (the person legally married to the Participant when the Participant dies); the Participant's surviving children and the issue of Participant's deceased children, per stirpes; the Participant's parents; and the Participant's estate.

1.04. Beneficiary Designation Form means a form acceptable to the Administrator or his designee used by a Participant according to this Plan to name the Participant's Beneficiary or Beneficiaries who will receive Deferred Benefits under this Plan on account of the Participant's death.

1.05.  Board means the board of directors of the Company.

1.06. Change in Control means a "Change in Control" as defined in the Chesapeake Corporation Benefits Plan Trust.

1.07.   Code means the Internal Revenue Code of 1986, as amended.

1.08.  Common Stock means the common stock of the Company.

1.09. Company means Chesapeake Corporation and any successor business by merger, purchase, or otherwise that maintains the Plan.

1.10. Compensation means a Participant's Meeting Fees and Retainer Fees for the Deferral Year.

1.11. Control Change Date means a "Control Change Date" as defined in the Chesapeake Corporation Benefits Plan Trust.

1.12. Date of Grant means each May 1 beginning May 1, 1997, and ending May 1, 2007.

1.13. Deferral Election Form means a document governed by the provisions of Article V of this Plan, including the portion that is the Distribution Election Form and the related Beneficiary Designation Form that applies to all of that Participant's Deferred Benefits under the Plan.

1.14. Deferral Year means a calendar year for which a Participant has an operative Deferral Election Form.

1.15. Deferred Benefit means either a Deferred Cash Benefit or a Deferred Stock Benefit under the Plan for a Participant who has submitted an operative Deferral Election Form pursuant to section 5.01 of this Plan.

1.16. Deferred Cash Account means that bookkeeping record established for each Participant who elects a Deferred Cash Benefit under this Plan. A Deferred Cash Account is established only for purposes of measuring a Deferred Cash Benefit and not to segregate assets or to identify assets that may or must be used to satisfy a Deferred Cash Benefit. A Deferred Cash Account will be credited with the Participant's Compensation deferred as a Deferred Cash Benefit according to a Deferral Election Form and according to section 5.02 of this Plan. A Deferred Cash Account will be credited periodically with amounts based upon interest rates in accordance with subsection 5.02(b) of this Plan.

1.17. Deferred Cash Benefit means the Deferred Benefit elected by a Participant under section 5.01 that results in payments governed by sections 5.02 and 5.04 of this Plan.

1.18. Deferred Stock Account means that bookkeeping record established for each Participant who elects a Deferred Stock Benefit under this Plan. A Deferred Stock Account is established only for purposes of measuring a Deferred Stock Benefit and not to segregate assets or to identify assets that may or must be used to satisfy a Deferred Stock Benefit. A Deferred Stock Account will be credited with the Participant's Compensation deferred as a Deferred Stock Benefit according to a Deferral Election Form and according to section 5.03 of this Plan. A Deferred Stock Account will be credited periodically with amounts in accordance with subsection 5.03(b) of this Plan.

1.19. Deferred Stock Benefit means the Deferred Benefit elected by a Participant under section 5.01 that results in payments governed by sections 5.03 and 5.04 of this Plan.

1.20. Distribution Election Form means that part of a Deferral Election Form used by a Participant according to this Plan to establish the duration of deferral and the frequency of payments of a Deferred Benefit. If a Deferred Benefit has no Distribution Election Form that is operative according to section 5.01 of this Plan, distribution of that Deferred Benefit is governed by section 5.04(b) of this Plan.

1.21. Election Date means the date established by this Plan as the date before which a Participant must submit a valid Deferral Election Form to the Administrator. For each Deferral Year, the Election Date is December 31 of the preceding calendar year. However, for an individual who becomes a Participant during a Deferral Year, the Election Date is the thirtieth day following the date that he becomes a member of the Board. Despite the two preceding sentences, the Administrator may set an earlier date as the Election Date for any Deferral Year. The Election Date for the 1996 Deferral Year is the thirtieth day following the date that the Plan is approved by the Company's shareholders in accordance with
       Article XII.

1.22. Fair Market Value means the average closing sales price of the Common Stock on the New York Stock Exchange, composite tape, for the twenty trading days before the Option's Date of Grant.

1.23. Meeting Fees means the amount paid to a member of the Board for attendance at Board meetings and meetings of the Board's committees, according to the Company's established rules and procedures for compensating members of the Board.

1.24. Option means a stock option that entitles the holder to purchase from the Company a stated number of shares of Common Stock at the shares' Fair Market Value.

1.25. Participant means a member of the Board who is not an employee of the Company on the applicable Date of Grant. For purposes of
       Article V of this Plan, a Participant, with respect to any Deferral Year, means a member of the Board who is not an employee of the Company and whose Deferral Election Form is operative for that Deferral Year.

1.26. Plan means the Chesapeake Corporation Directors' Stock Option and Deferred Compensation Plan.

1.27. Retainer Fee means that portion of the cash compensation payable to a member of the Board that is fixed and paid without regard to the member's attendance at meetings, including any payment that is made on account of the individual's service as chairman of a committee of the Board.

1.28. Terminate, Terminating, or Termination, with respect to a Participant, mean cessation of the Participant's relationship with the Company as a member of the Board whether by death, disability or severance for any other reason.

                               ARTICLE II

                                PURPOSES


     The Plan is intended to promote a greater identity of interest between Participants and the Company's shareholders. The Plan is also intended to provide an attractive investment opportunity for Participants by allowing Participants to receive a Deferred Benefit in lieu of all or part of the Compensation otherwise payable to the Participant.


                               ARTICLE III

                             ADMINISTRATION


     The Plan shall be administered by the Administrator. The Administrator shall have complete authority to interpret all provisions of this Plan; to prescribe the form of Agreements; to adopt, amend, and rescind rules and regulations pertaining to the administration of this Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The express grant in the Plan of any specific power to the Administrator shall not be construed as limiting any power or authority of the Administrator. Any decision made, or action taken, by the Administrator or in connection with the administration of this Plan shall be final and conclusive. The Administrator shall not be liable for any act done in good faith with respect to this Plan or any Agreement or Option or Deferred Benefit. All expenses of administering this Plan shall be borne by the Company.


                               ARTICLE IV

                            GRANT OF OPTIONS

4.01. Option Grants. On each Date of Grant during the term of this Plan, each Participant will be granted an Option for the number of shares of Common Stock determined in accordance with the following schedule:

     Date of Grant  Number of Shares
     May 1, 1997      1500
     May 1, 1998      1700
     May 1, 1999      1900
     May 1, 2000      2100
     May 1, 2001      2300
     May 1, 2002      2500
     May 1, 2003      2700
     May 1, 2004      2900
     May 1, 2005      3100
     May 1, 2006      3300
     May 1, 2007      3500

     All Options shall be evidenced by Agreements which shall be subject to applicable provisions of the Plan and to such other provisions as the Administrator may adopt.

4.02. Option Price. The price per share for Common Stock purchased on the exercise of an Option shall be the share's Fair Market Value. Payment of the Option price shall be made in cash or a cash equivalent acceptable to the Administrator. In addition, all or part of the Option price may be paid by surrendering shares of Common Stock to the Company. If Common Stock is used to pay all or part of the Option price, the fair market value of the shares surrendered (determined as of the day before the date of exercise and based on the closing sales price on the New York Stock Exchange composite tape on such date), together with any cash and cash equivalents paid, must not be less than the Option price for the number of shares for which the Option is being exercised.

4.03. Exercisability. Subject to the provisions of this Plan, an Option may be exercised on or after the day before the Annual Meeting of the Company's shareholders next following its Date of Grant. The preceding sentence to the contrary notwithstanding, an Option shall be exercisable in whole or in part as of a Control Change Date or the date that the Participant's membership on the Board terminates as a result of the Participant's death or permanent and total disability (as such term is defined in Section 22(e)(3) of the Code). An Option shall be forfeited if, as of the termination of the Participant's membership on the Board, the Option is not then exercisable and such termination occurs for any reason other than the Participant's death or permanent and total disability (as defined above). Options that are exercisable or that become exercisable upon the Participant's termination of membership on the Board will remain exercisable until the tenth anniversary of the Option's Date of Grant. An Option may be exercised with respect to any number of whole shares less than the full number for which the Option could be exercised. A partial exercise of an Option shall not affect the right to exercise the Option from time to time in accordance with this Plan and the applicable Agreement with respect to the shares remaining subject to the Option.

4.04. Maximum Option Period. No Option shall be exercisable after the expiration of ten years from its Date of Grant.

4.05. Nontransferability. Options granted under this Plan shall be nontransferable except by will or the laws of descent and distribution. During the lifetime of the Participant to whom the Option is granted, the Option may be exercised only by the Participant. No right or interest of a Participant in any Option shall be subject to, any lien, obligation, or liability of such Participant.

4.06. Stock Subject to Options. Upon the exercise of any Option, the Company shall deliver to the Participant (or the Participant's broker if the Participant so directs) shares of its previously authorized but unissued Common Stock.

4.07. Shareholder Rights. No Participant shall have any rights as a shareholder with respect to shares subject to his Option until the date of the exercise of such Option.

                                ARTICLE V

                            DEFERRED BENEFITS


5.01. Deferral Election. A deferral election is valid when a Deferral Election Form is completed, signed by the electing Participant, and received by the Administrator or the Administrator's delegate. Deferral elections are governed by the provisions of this section.

     (a) Before each Deferral Year's Election Date, each Participant will be provided with a Deferral Election Form and a Beneficiary Designation Form. Under the Deferral Election Form for a single Deferral Year, a Participant may elect on or before the Election Date to defer the receipt of all or part of the Participant's Retainer Fee (in 10% increments) or the Participant's Meeting Fees (in 10% increments) or both for the Deferral Year.

     (b) A Participant's Deferral Election Form may specify either a Deferred Cash Benefit, a Deferred Stock Benefit or a combination thereof (in 10% increments of the deferred amount).

     (c) Except as permitted by Rule 16b-3 of the Securities Exchange Commission, as in effect from time to time or any successor rule or regulation, a Participant may not elect to convert a Deferred Cash Benefit to a Deferred Stock Benefit or to convert a Deferred Stock Benefit to a Deferred Cash Benefit.

     (d) Each Distribution Election Form is part of the Deferral Election Form on which it appears or to which it states that it is related.
     The Administrator may allow a Participant to file one Distribution Election Form for all of the Participant's Deferred Cash Benefits, all of the Participant's Deferred Stock Benefits, or all of the Participant's Deferred Benefits. The provisions of section 5.04(b) of this Plan apply to any Deferred Benefit under this Plan if there is no operative Distribution Election Form for that Deferred Benefit.

     (e) On or before the Election Date of a Deferral Year, the Administrator may reject any Deferral Election Form or any Distribution Election Form or both, and the Administrator is not required to state a reason for any rejection. The Administrator may modify any Distribution Election Form at any time to the extent necessary to comply with any federal securities laws or regulations. However, the Administrator's rejection of any Deferral Election Form or any Distribution Election Form or the Administrator's modification of any Distribution Election Form must be based upon action taken without regard to any vote of the Participant whose Deferral Election Form or Distribution Election Form is under consideration, and the Administrator's rejections must be made on a uniform basis with respect to similarly situated Participants. If the Administrator rejects a Deferral Election Form, the Participant must be paid the amounts that the Participant would then have been entitled to receive if the Participant had not submitted the rejected Deferral Election Form.

     (f) A Participant may not revoke a Deferral Election Form or a Distribution Election Form after the Deferral Year begins. Any revocation before the beginning of the Deferral Year is the same as a failure to submit a Deferral Election Form or a Distribution Election Form. Any writing signed by a Participant expressing an intention to revoke a Deferral Election Form or a related Distribution Election Form and delivered to the Administrator before the close of business on the relevant Election Date is a revocation.

     (g) A Participant who has not submitted a valid Deferral Election Form to the Administrator on or before the relevant Election Date may not defer any part of the Participant's Compensation for the Deferral Year. The Deferred Benefit of a Participant who submits a valid Deferral Election Form but fails to submit a valid Distribution Election Form for that Deferred Benefit before the relevant Election Date or who otherwise has no valid Distribution Election Form for that Deferred Benefit is governed by section 5.04(b).

5.02.   Deferred Cash Benefits.
     (a) Deferred Cash Benefits will be set up in a Deferred Cash Account for each Participant and credited with interest in accordance with subsection 5.02(b). A Deferred Cash Benefit attributable to a deferred Retainer Fee is credited to the Participant's Deferred Cash Account as of the day that the deferred Retainer Fee would have been paid but for the Participant's Deferral Election. A Deferred Cash Benefit attributable to a deferred Meeting Fee is credited to the Participant's Deferred Cash Account as of the first day of the month following the month in which the deferred Meeting Fee would have been paid but for the Participant's Deferral Election.
     (b) Interest will be credited to Deferred Cash Accounts on the first day of each month based on the Deferred Cash Account balance at the end of the preceding day. The applicable rate for each month will be the prime rate established by the Company's principal lender, as of the last business day of each calendar quarter preceding the date on which interest is credited to Deferred Cash Accounts. Interest is accrued through the end of the month preceding the month of distribution of a Deferred Cash Benefit.

5.03.   Deferred Stock Benefits.
     (a) Deferred Stock Benefits will be set up in a Deferred Stock Account for each electing Participant and credited with earnings in accordance with subsection 5.02(b). A Deferred Stock Benefit attributable to a deferred Retainer Fee is credited to the Participant's Deferred Stock Account as of the day that the deferred Retainer Fee would have been paid but for the Participant's Deferral Election. A Deferred Stock Benefit attributable to a deferred Meeting Fee is credited to the Participant's Deferred Stock Account as of the first day of the month following the month in which the deferred Meeting Fee would have been paid but for the Participant's Deferral Election.

     (b) Credits will be added to Deferred Stock Accounts at variable rates equal to the value of dividends paid on Common Stock when the additional credit is made. The value of a Deferred Stock Account at any relevant time equals the value of the shares of Common Stock (based on the average closing price of the Common Stock on the New York Stock Exchange, composite type), as if the Compensation deferred by the Participant under the Plan and any additional credits under this subsection had been used to purchase Common Stock on the date those amounts were credited to the Deferred Stock Account. Additional credits are credited on the last day of each calendar quarter on accumulated Deferred Stock Accounts.
     Additional credits are accrued through the end of the month preceding the month of distribution of a Deferred Stock Benefit.

5.04.  Distribution of Deferred Benefits.
     (a) A Deferred Cash Benefit must be distributed in cash. Except as provided in Plan subsection 5.04(e) and section 5.05, a Deferred Stock Benefit must be distributed in shares of Common Stock.
     However, cash must be paid in lieu of fractional shares of Common Stock otherwise distributable.

     (b) Deferred Benefits will be paid in a single sum unless the Participant's Distribution Election Form specifies annual installment payments over a period which shall not be more than ten years. For a Deferred Cash Benefit, interest credits under Plan subsection 5.02(b) continue to accrue on the unpaid balance of a Deferred Cash Account. For a Deferred Stock Benefit, additional credits under Plan subsection 5.03(b) continue to accrue on the unpaid balance of a Deferred Stock Account.

     Notwithstanding the preceding paragraph, if a Participant Terminates as a result of permanent and total disability (as defined in Section 22(e)(3) of the Code), Deferred Benefits will be paid to such Participant in installment payments over a period of ten years commencing on the date the Participant's disability is certified by the Administrator unless the Administrator, in its sole discretion, approves a longer or shorter payment period. If, after the Participant's Termination as a result of permanent and total disability (as defined above), such Participant recovers before the balance of the Participant's Deferred Cash and Deferred Stock Accounts under the Plan are exhausted, the Participant's distributions will be discontinued and any remaining Deferred Benefits under the Plan will be governed by the provisions of this section and the Participant's Distribution Election Forms.

     Unless otherwise specified in a Participant's Distribution Election Form or if there is no Distribution Election Form that is operative according to section 5.01 of this Plan, any lump sum payment will be paid or installment payments will begin to be paid as of February 15 of the year after the Participant's Termination or as of February 15 of the year after the Participant's attainment of age sixty-five, if earlier. For distributions that would automatically be caused under the preceding sentence by a Participant's Termination (other than by death or disability) or for distributions that would otherwise automatically begin because a Participant reaches age sixty-five, the Participant may elect on his Distribution Election Form that payments are to begin (i) on the February 15 following the Participant's Termination, without regard to the Participant's age; or (ii)on the February 15 following the Participant's Termination and the Participant's attainment of a specified age; or (iii) even if the Participant does not Terminate, on the February 15 following attainment of a specified age.

     For purposes of these distribution election alternatives, the specified age must be not less than the Participant's age two years from the Election Date pertaining to the applicable Deferral Year and not greater than the age at which there are no earnings limitations in order to receive full social security benefits.

     (c) Deferred Benefits may not be assigned by a Participant or Beneficiary. A Participant may use only one Beneficiary Designation Form to designate one or more Beneficiaries for all of the Participant's Deferred Benefits under the Plan; such designations are revocable. Each Beneficiary will receive the Beneficiary's portion of the Participant's Deferred Cash Account and Deferred Stock Account as of February 15 of the year following the Participant's death unless the Beneficiary's request for accelerated payment is approved at the Administrator's discretion under section 5.05 of this Plan. The Administrator may require that multiple Beneficiaries agree upon a single distribution method.

     (d) Any Common Stock distributed in settlement of a Deferred Stock Benefit shall be issued from the Company's previously authorized but unissued Common Stock.

     (e) Notwithstanding any other provision of this Plan or any Distribution Election Form, in the event of a Change in Control, all Deferred Benefits credited to Participants and Beneficiaries shall be paid in a lump sum, in cash, on the Control Change Date.

5.05.   Hardship Distributions.
     (a) At its sole discretion and at the request of a Participant before or after the Participant's Termination, or at the request of any of the Participant's Beneficiaries after the Participant's death, the Administrator may accelerate and pay all or part of any amount attributable to a Participant's Deferred Benefits under this Plan. Accelerated distributions may be allowed only in the event of a financial emergency beyond the Participant's or Beneficiary's control and only if disallowance of a distribution would create a severe hardship for the Participant or Beneficiary. An accelerated distribution must be limited to the amount determined by the Administrator to be necessary to satisfy the financial emergency.

     (b) For purposes of an accelerated distribution of a Deferred Stock Benefit under this section, the Deferred Stock Benefit's value is determined by the value of the Deferred Stock Account at the time of the distribution.

     (c) Only cash distributions are permitted under this section. Distributions under this section must first be made from the Participant's Deferred Cash Account before accelerating the distribution of any amount attributable to a Deferred Stock Benefit.

     (d) A distribution under this section is in lieu of that portion of the Deferred Benefit that would have been paid otherwise. A Deferred Cash Benefit is adjusted for a distribution under this section by reducing the Participant's Deferred Cash Account balance by the amount of the distribution. A Deferred Stock Benefit is adjusted for a distribution under this section by reducing the value of the Participant's Deferred Stock Account by the amount of the distribution.

                               ARTICLE VI

                 ADJUSTMENT UPON CHANGE IN COMMON STOCK


     The number of shares as to which Options may be granted under this Plan, the terms of outstanding Options and each Deferred Stock Account shall be proportionately adjusted as the Administrator determines to be equitably required in the event that the Company (a) effects one or more stock dividends, stock split-ups, subdivisions or consolidations of shares or (b) engages in a transaction described in Section 424 of the Code. Any determination made under this Article VI by the Administrator shall be final and conclusive.

     The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, outstanding Options or Deferred Stock Accounts.

                               ARTICLE VII

          COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES


     No Option shall be exercisable, no Common Stock shall be issued, no certificates for shares of Common Stock shall be delivered, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations, any listing agreement to which the Company is a party, and the rules of all domestic stock exchanges on which the Company's shares may be listed. The Company shall have the right to rely on an opinion of its counsel as to such compliance. Any share certificate issued to evidence Common Stock for which an Option is exercised or that is distributed under this Plan may bear such legends and statements as the Board may deem advisable to assure compliance with federal and state laws and regulations. No Option shall be exercisable, no Common Stock shall be issued, no certificate for shares of Common Stock shall be delivered, and no payment shall be made under this Plan until the Company has obtained such consent or approval as the Board may deem advisable from regulatory bodies having jurisdiction over such matters.

                              ARTICLE VIII

                           GENERAL PROVISIONS


8.01. Effect on Service. Neither the adoption of this Plan, its operation, nor any documents describing or referring to this Plan (or any part thereof) shall confer upon any Participant any right to continue service as a member of the Board.

8.02. Unfunded Plan. The Plan, insofar as it provides for grants and Deferred Benefits, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by grants or Deferred Benefits under this Plan. Any liability of the Company to any person with respect to any grant under, or Deferred Benefit payable under, this Plan shall be based solely upon any contractual obligations that may be created pursuant to this Plan.
           No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

8.03. Notices. Notices and elections under this Plan must be in writing. A notice or election is deemed delivered if it is delivered personally or if it is mailed by registered or certified mail to the person at such person's last known business address.

8.04. Rules of Construction. Headings are given to the Articles and Sections of this Plan solely as a convenience to facilitate reference. The reference to any statute, regulation, or other provision of law shall be construed to refer to any amendment to or successor of such provision of law. This Plan is created, adopted and maintained according to the laws of the Commonwealth of Virginia (other than its choice-of-law rules).


                               ARTICLE IX

                                AMENDMENT


     The Board may amend this Plan from time to time; provided, however, that no amendment may become effective until shareholder approval is obtained if the amendment (I) materially increases the aggregate number of shares of Common Stock that may be issued under the Plan (other than an adjustment authorized by Article VI), (ii) materially changes the class of individuals eligible to become Participants or (iii) materially increases the benefits that may accrue to Participants under the Plan. The preceding sentence to the contrary notwithstanding, the Plan may not be amended more than once in any six month period unless such amendment is required to comply with the Code or the Employee Retirement Income Security Act of 1974. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under the Plan or any Option as in effect at the time such amendment is made.

                                ARTICLE

                               TERMINATION


     The Board may terminate the Plan at any time. The termination of this Plan shall not affect any rights of a Participant under any Option or to any Deferred Benefit payable under this Plan pursuant to the terms of this Plan as in effect at the time of such termination.

                                ARTICLE X

                        DURATION OF OPTION GRANTS


     No Option may be granted under this Plan after May 1, 2007. Options granted on or before May 1, 2007 shall remain valid in accordance with their terms.

                               ARTICLE XI

                         EFFECTIVE DATE OF PLAN


     No Option will be granted under this Plan and no Deferral Election shall be effective before this Plan is approved by a majority of the votes entitled to be cast by the Company's shareholders, voting either in person or by proxy, at a duly held shareholders' meeting.


                                        EXHIBIT 11.1




                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
            COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
            FOR THE FIRST QUARTER ENDED MARCH 31, 1996 AND 1995

         (Share amounts in thousands, dollar amounts in millions,
                       except for per share amounts)

   1996                                                1995

Primary:
  Weighted average number of common shares
    outstanding                                       23,722   3,759
  Net additions to common shares assuming
    exercise of dilutive options, determined by
    treasury stock method                                119     256
  Common shares and equivalents                       23,841   4,015

  Net Income                                          $  7.9   $20.8

  Per share amount                                    $  .33   $ .87

Fully diluted:
  Common shares and equivalents                       23,841   4,015
  Net additional common shares issuable upon
    exercise of dilutive options, determined
    by treasury stock method using period end
    market price, if higher than average
    price                                                 37       1
  Common shares, equivalents and other
    potentially dilutive securities                   23,878  24,016

  Net income for fully diluted
    computation                                       $  7.9  $ 20.8

  Per share amount                                    $  .33  $  .87


NOTE:   (a) Dilution is less than 3%