Form 10-Q
period 1996-06-30
CHESAPEAKE CORP /VA/
filed 1996-08-12
CIK 19731

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

         Common stock of $1 par value, 23,488,199 shares.



                                             Page 1 of 21 Pages.

                                  PART I


                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
               FOR THE SECOND QUARTER AND YEAR TO DATE ENDED
                          JUNE 30, 1996 AND 1995



                                   Second Quarter      Year to Date
                                   1996      1995      1996    1995
                                 (In millions, except per share data)

Net sales                              $276.6    $315.1    $554.3  $606.2
Costs and expenses:
  Cost of products sold                 203.2     225.2     405.2   426.9
  Depreciation and cost
   of timber harvested                   21.9      18.5      43.8    37.4
  Selling, general and
   administrative expenses               37.8      32.6      74.3    64.5

    Income from operations               13.7      38.8      31.0         77.4

Other income and expenses, net            1.2      (1.3)      4.1          1.1
Interest expense                         (8.4)     (8.1)    (16.2)       (16.1)

    Income before taxes                   6.5      29.4      18.9         62.4

Income taxes                              2.6      10.9       7.1    23.1

    Net income                          $ 3.9    $ 18.5    $ 11.8  $ 39.3

Earnings per share                      $ .17    $  .77    $  .50       $ 1.64

Weighted average number of
  common shares and
  equivalents outstanding                23.7      24.0      23.8    24.0

Cash dividends declared per
  share of common stock                 $ .20    $  .20     $ .40        $ .38


<TABLE/)
                          See accompanying notes.








                 CHESAPEAKE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                       June 30, 1996       Dec. 31, 1995
                                                  (In millions)
       ASSETS

Current assets:
    Cash and cash equivalents                $   5.0               $   5.2
    Accounts receivable, less
      allowances for doubtful
      accounts of $3.5 and $3.2                147.1                 140.4
    Inventories, at lower of cost
      or market                                108.3                 112.5
    Deferred income taxes                       16.6                  16.6
    Other                                       10.0                   6.9

      Total current assets                     287.0                 281.6



Property, plant and equipment, at cost:
    Land, buildings, machinery
      and equipment                          1,504.5               1,416.4
    Less accumulated depreciation             (716.9)               (675.5)

                                               787.6                 740.9


    Timber and timberlands, net                 39.8                  40.0

  Net property, plant and equipment            827.4                 780.9


Goodwill, net                                   55.3                  41.5


Other assets                                    42.8                  42.3


                                            $1,212.5              $1,146.3

<TABLE/>



















                                           June 30, 1996   Dec. 31, 1995
                                                   (In millions)

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $ 139.5         $ 130.2
  Current maturities of long-term debt                .9              .9
  Dividends payable                                  4.7             4.8
  Income taxes payable                              (1.9)            3.4


      Total current liabilities                    143.2           139.3


Long-term debt                                     457.2           393.6

Postretirement benefits other than pensions         27.8            26.5

Deferred income taxes                              121.9           118.6



Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,488,199 and
    23,792,433 shares                               23.5            23.8
  Additional paid-in capital                        99.3           107.3
  Retained earnings                                339.6           337.2

                                                   462.4           468.3

                                                $1,212.5        $1,146.3

<TABLE/>

                          See accompanying notes.





                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEAR TO DATE ENDED JUNE 30, 1996 AND 1995
                                                            1996      1995
                                                             (In millions)
Operating activities
  Net income                                                $11.8     $39.3
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             45.2      38.5
    Deferred income taxes                                     3.3       5.0
    Gain on sale of property, plant and equipment             (.1)     (1.4)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                   (2.3)    (20.2)
       Inventories                                            5.0     (21.9)
       Other assets                                           -         2.7
       Accounts payable and accrued expenses                  8.9      13.5
       Income taxes payable                                  (5.3)     (2.4)
       Other payables                                         1.3       2.6

  Net cash provided by operating activities                  67.8      55.7

Investing activities
  Purchases of property, plant and equipment                (75.7)    (67.1)
  Acquisition                                               (30.8)    (10.5)
  Proceeds from sale of property, plant and equipment          .2       1.6
  Other                                                        .9       -

  Net cash used in investing activities                    (105.4)    (76.0)

Financing activities
  Net borrowings on credit lines                             62.7       5.4
  Payments on long-term debt                                 (4.0)    (10.7)
  Proceeds from long-term debt                                 .3        .3
  Proceeds from issuances of common stock                     -         2.2
  Purchase of outstanding common stock                      (12.1)      -
 Dividends                                                   (9.5)     (8.6)
 Other                                                        -         (.9)

  Net cash provided by (used in) financing activities        37.4     (12.3)

  Increase (decrease) in cash                                ( .2)    (32.6)

Cash at beginning of period                                   5.2      33.2

  Cash at end of period                                     $ 5.0     $  .6

Supplemental cash flow information:
  Interest payments                                         $15.9     $15.4
   Income tax payments, net of refunds                      $ 8.9     $20.4
<TABLE/>
                             See accompanying notes.

             CHESAPEAKE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The condensed consolidated financial statements included herein are unaudited, except for the December 31, 1995 consolidated balance sheet, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the
    opinion of management, reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows.
    It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the
    Company's latest Annual Report on Form 10-K.  The results of operations for the 1996 interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
2.  Inventories:
                                       June 30, 1996   Dec. 31, 1995
                                               (In millions)
       Inventories consist of:
         Finished goods                         $ 39.2          $ 33.7
         Work in process                          22.5            33.3
         Materials and supplies                   46.6            45.5

           Totals                               $108.3          $112.5
<TABLE/>

3.  Commitments and Other Matters:

    At June 30, 1996, commitments, primarily for capital expenditures, approximated $74 million. These commitments include anticipated expenditures of $11 million in 1996 related to environmental protection in connection with planned expansions and upgrades mainly at the Company's paper mills in Arizona, Virginia and Wisconsin. The remaining commitments of $63 million are primarily for various capital projects, none of which is individually material.

    Additional non-determinable environmental protection expenditures could be required in the future when facilities are expanded or if more stringent standards become applicable. See Note 6.

3.  Commitments and Other Matters:

    In April 1996, Chesapeake Display and Packaging Company and Chesapeake
    Display and Packaging (Canada) Limited, its Ontario subsidiary, completed the purchase of substantially all assets associated with the Display Division of Dyment Limited. The Display Division, which has operations in Erlanger, Ky., and Toronto, Canada, had sales of approximately $35 million in 1995.


    On August 5, 1996, Chesapeake completed its acquisition of the point-of-sale display and packaging businesses of Sailliard S.A., with 10 locations in France and nearly $100 million of sales in 1995. These businesses specialize in the design and manufacture of permanent and temporary point-of-sale displays; rigid boxes, for perfume, champagne and specialty products customers; and folding cartons for luxury goods and pharmaceutical industries. They also include a design firm specializing in development of creative packaging and marketing materials for the fine spirits industry. This acquisition is Chesapeake's first investment in an operating company in Europe.

    On August 8, 1996, Chesapeake announced it had signed a letter of intent to acquire the assets of Triad Packaging Co., Inc. in Richmond, Va.

    In June 1996, Chesapeake signed a letter of intent to purchase certain tissue converting assets of Jokel Desarrollos, S. A. De C.V. and
    Ambitec, S.A. de C.V., both in Mexico. The acquisition will include a headquarters in Mexico City, tissue converting operations in Monterey and Puebla that convert 12,000 tons of tissue a year and distribution facilities in all three cities plus Guadalajara, Mexico. This transaction will be the Company's first tissue acquisition outside the United States and is subject to due diligence and negotiation of a definitive purchase and sale agreement.

4.  Litigation:

    In May, 1996, Wisconsin Tissue Mills Inc. ("WT"), a wholly-owned subsidiary of the Company, received a subpoena from a grand jury of the United States District Court for the Northern District of Ohio requesting documents in connection with an investigation of alleged antitrust violations in commercial and industrial tissue markets. The subpoena primarily requests documents supplementing the materials produced by WT in response to a Civil Investigative Demand ("CID") received by WT in late 1994. WT has substantially responded to the grand jury's subpoena.
4.  Litigation (continued):

    WT has received a notice from the United States Fish and Wildlife Service that WT has been identified as a potentially responsible party with respect to possible natural resource damages in the Fox River and Green Bay System. See Note 6 "Environmental Matters" for further information regarding this notice.

    The Company is a party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of 5. them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

5. Income Taxes:


    The Company's effective income tax rate was 37.5% in 1996 compared to 37.0% for the first two quarters of 1995. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from acquisitions.

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

    In June 1994, the FWS, a federal natural resources trustee, notified
    WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls (PCBs) in the Fox River and Green Bay
    System. The FWS alleges that natural resources including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes have been exposed to PCBs that were released from facilities located along the Fox River. The notice invites the PRPs to participate in the development and performance of a natural resource damage assessment with respect to the alleged discharges. WT and the four other PRPs are engaged in negotiations with FWS concerning the proposed damage assessment and restoration plans.

    WT and the four other PRPs are also engaged in discussions with the Wisconsin Department of Natural Resources ("WDNR") with respect to resolving possible state claims concerning remediation, restoration and natural resource damage related to the alleged discharge of PCBs into the Fox River and Green Bay System. The PRPs have proposed a settlement to WDNR, and are engaged with WDNR in continuing discussion of the settlement proposal. WT's obligation under the proposed settlement would not be material to the Company's financial position or results of operations. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any settlement.

    The ultimate cost to WT, if any, associated with this matter cannot be predicted with certainty at this time, due to: the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, the Company's share of any multi-party clean-up; the unknown magnitude of any contamination; the varying cost of alternative clean-up methods; the evolving nature of clean-up technologies and governmental regulations; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT.
    The Company believes that it is entitled to indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to all liabilities related to this matter. That prior owner has reimbursed the Company for out-of-pocket costs and attorneys' fees related to investigation of the matter. The Company believes that such prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

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

    The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when proposed, are expected to require compliance within three years after the date of adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55 million at the Company's two paper mills in West
    Point, Va., and Menasha, Wis.  The Company has joined with the American
    Forest & Paper Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The eventual capital expense impact on the Company of compliance with the definitive Cluster Rules is not presently determinable, and will depend on a number of factors, including:
    the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology.

6.  Environmental Matters (continued):

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





































MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

2nd Quarter 1996 vs. 2nd Quarter 1995

    Net sales for second quarter 1996 were $276.6 million, down 12% from the record net sales of $315.1 million for the second quarter of last year.
Continued weak market conditions for certain commodity products in the kraft business were primarily responsible for the decrease.

    Net income for second quarter 1996 was $3.9 million, or $.17 a share, a decrease of 79% compared to second quarter 1995 net income of $18.5 million, or $.77 a share.  Included in second quarter 1995 results were pre-tax charges of approximately $8 million, or $.21 a share after tax, associated with an enhanced retirement package for hourly employees at
Chesapeake Paper Products and with certain post-closing obligations related
to Chesapeake's former wood treating operations.   Cost of products sold as
a percentage of net sales increased by 2% compared to second quarter 1995 primarily due to lower net sales.  Selling, general and administrative expenses as a percentage of net sales were up 3%.  Expenses were impacted by the start-up of various growth initiatives in the packaging and tissue businesses.  Depreciation increased because of acquisitions and capital expenditures.  Other income and expenses, net in 1995 included the charge
for the wood treating post-closing obligations.   Interest expense for the
quarter was slightly higher than second quarter 1995.

BUSINESS SEGMENT HIGHLIGHTS


    Second Quarter       First Quarter    Year-to-date
                         1996     1995       1996         1996    1995
Net Sales:
      Packaging            $106.3    $112.7      $109.2      $215.5  $219.6
      Tissue                100.6      90.6        93.8       194.4   168.8
      Kraft products         68.2     109.8        73.2       141.4   214.5
      Corporate               1.5       2.0         1.5         3.0          3.3
                           $276.6    $315.1      $277.7      $554.3  $606.2
EBIT:
      Packaging             $ 4.2     $ 8.8       $ 4.8       $ 9.0   $16.8
      Tissue                 20.1      11.4        12.5        32.6    20.3
      Kraft products         (6.2)     20.0         7.3         1.1    46.7
      Corporate              (3.2)     (2.7)       (4.4)       (7.6)        (5.3)
                            $14.9     $37.5       $20.2       $35.1   $78.5


<TABLE/>

          Overall packaging segment shipments for second quarter 1996 declined
1% and net sales declined 6% compared to second quarter 1995.  Shipments of corrugated shipping containers were up slightly, but net sales were down
14%.  Shipments of point-of-sale displays were about the same as second quarter 1995, but sales improved 22%.  Shipments and sales of consumer
graphic packaging were down 12% and 14%, respectively.   "EBIT" (earnings
before interest and taxes) for second quarter 1996 was down 52% compared to second quarter 1995.  Start-up costs associated with growth initiatives were approximately $4 million during the quarter. These initiatives included: the acquisition of the Display Division of Dyment Limited with locations in Erlanger, Ky., and Toronto, Canada; a new custom packing facility in Memphis, Tenn.; and costs associated with a two-year plan to double the corporation's manufacturing capability for its consumer graphic packaging business.

          The tissue segment had record sales and earnings in the second quarter. Tissue shipments were 78,000 tons, a 36% increase over the second quarter of last year. Second quarter 1996 sales were up 11% from second quarter 1995, as sales from new facilities more than offset the loss of sales from the Consumer Products business sold in the fourth quarter of last year. Approximately 20% of shipments were from new facilities in northern Arizona and Chicago, Ill. Average selling prices of converted products were about the same as second quarter 1995. Earnings were impacted favorably by significantly lower recovered paper costs in 1996 compared to 1995. EBIT of $20.1 million was up 76% from last year.

          Kraft products net sales for second quarter 1996 declined 38% compared to the record second quarter net sales experienced in 1995 for this segment. Average selling prices were nearly 40% lower than in the second quarter of 1995, negatively impacting EBIT by about $49 million compared to second quarter last year. This decline in selling prices was the primary cause for the loss experienced in the quarter by this segment.
Shipments for the second quarter of 1996 were 216,000 tons, or 8% higher than second quarter 1995, due primarily to extensive planned maintenance in the prior year.


2nd Quarter Year-to-date 1996 vs. 2nd Quarter Year-to-date 1995.

          Net sales for the six months ended June 30, 1996, were $554.3 million, down 9% from net sales of $606.2 million for the first six months of 1995. Lower sales prices for certain commodity kraft products were the primary cause for the decline.

          Year-to-date net income was $11.8 million, or $.50 a share, down 70% from $39.3 million, or $1.64 a share, earned in the first half of 1995.
Included in 1995 results were pre-tax charges of approximately $8 million for the enhanced hourly retirement program in the kraft products segment and post-closing obligations related to Chesapeake's former wood treating business. Cost of products sold as a percentage of net sales increased to 73% in 1996 from 70% in 1995 as a result of lower sales. Selling, general and administrative expenses as a percentage of net sales was 13% in 1996 and 11% in 1995. Depreciation was up $6.4 million over 1995 due to capital expenditures and acquisitions. Other income was down $3.0 million from last year, as 1995 included the charge relating to the wood treating post-closing obligations. Interest expense approximated prior year levels.

          During 1993, the bottom of the last down cycle in the paper industry, Chesapeake earned only $.02 a share in the first half of the year. During the first half of 1996, with margins similar to 1993, Chesapeake earned
$.50 a share. This improvement is primarily due to the packaging and tissue businesses becoming larger and more important parts of the corporation, a strategy that Chesapeake is continuing to implement.

          Year-to-date packaging segment net sales for 1996 were down 2%
compared to 1995.  Net sales of point-of-sales displays were up 19%, while sales of corrugated shipping containers and graphic packaging were down 10%
and 5%, respectively.   Shipments were down 3% for the packaging segment.
EBIT of $9.0 million for 1996 was down $7.8 million, or 46%, compared to the first six months of 1995, as margins have been under pressure for most of 1996. Packaging segment earnings were also impacted by about $5 million of start-up costs associated with various growth initiatives.

          First half tissue shipments of 151,000 tons were 38% higher than
1995, due in part to sales from new facilities.  Approximately 20% of shipments were from new facilities. Net sales were a record, up 15% from last year's record first half, as a result of higher shipments and improved
product mix.   The stronger sales and lower recovered paper costs resulted in record EBIT for this segment for the first half, up 61% from the prior year.

          Kraft products net sales for 1996 were down 34% compared to the first six months of 1995. Year-to-date shipments were 409,000 tons, down 1% from the previous year. The average selling price for kraft products in the first half was 29% lower than in the first half of 1995, resulting in an approximately $62 million negative impact on EBIT. EBIT of $1.1 million was down $45.6 million from last year as lower recovered paper prices partially offset the negative price impact.

2nd Quarter 1996 vs 1st Quarter 1996

          Net sales for the second quarter of 1996 of $276.6 million were about flat compared to net sales of $277.7 million for the first quarter of 1996.
This slight decline was due to further weakening of market conditions for certain commodity products in the kraft business, offset in part by increased sales by the tissue segment.
          Net income for the second quarter of 1996 was down $4.0 million from net income of $7.9 million in the first quarter due to the lower selling prices for certain kraft products and start-up costs associated with strategic growth initiatives in the packaging and tissue businesses.



          Net sales for the packaging segment were down 3% from the first quarter of this year. Shipments were up 4% from first quarter levels.
EBIT was $.6 million, or 12%, lower than in the first quarter, as margins continued to be under pressure for most of the second quarter. Also, start-up costs associated with growth initiatives were about $4 million in the second quarter compared to $1 million in the first quarter. The corporation recently completed the acquisition of the point-of-sale and packaging business of Sailliard S.A. in France as part of its strategy to grow its business globally.

          Net sales for the tissue segment were up 7% compared to the first quarter of this year. Total second quarter tissue shipments were up 6% and sales of converted products were up 15%, as volume increased at the new converting site in Bellemont, Ariz. Average sales prices were about the same. EBIT for the tissue segment was up $7.6 million, or 61%, compared to first quarter 1996. Additional growth is planned in value-adding converting capacity in the second half of 1996, with the start-up of converting operations in Greenwich, NY, and the plan to purchase certain tissue converting assets in Mexico for which a letter of intent has been signed.

          Net sales for the kraft products segment were 7% lower than in the first quarter due to lower average sales prices for its commodity products.
Shipments of kraft products improved 12% over first quarter, as production improved on the recently rebuilt paper machine during the second quarter and some market-related downtime was taken in the first quarter. Average selling prices dropped another 20% during the second quarter, negatively impacting EBIT by about $19 million compared to the first quarter.

          Weak market conditions in kraft products are expected to continue to put pressure on earnings in the third quarter. However, selling prices for kraft products appear to have bottomed out and modest price increases have been realized recently for bleached market pulp. Start-up costs associated with growth initiatives in the packaging and tissue businesses are expected to put some pressure on earnings as the corporation moves into its strongest season of the year, but those initiatives are expected to better position the corporation for the future.


Capital Expenditures

          Capital expenditures for the first six months of 1996 totaled $106.5 million and related primarily to strategic initiatives in the packaging and tissue businesses, including the acquisition of the Display Division of Dyment Limited. Capital expenditures in the first six months of 1995 totaled $77.6 million and related primarily to expansions in the packaging and kraft businesses, including approximately $10 million for the purchase of a tissue mill in Flagstaff, Ariz. Capital expenditures and acquisitions for 1996 are expected to be approximately $200 million, of which about one-half relates to strategic initiatives in the packaging and tissue businesses. Identified initiatives include: the second phase of the Visalia, Calif., manufacturing plant for the Company's Color-Box graphic packaging business; a new consumer graphic packaging manufacturing plant in Pelahatchie, Miss.; the recent acquisition of the Display Division of Dyment Limited; new tissue converting equipment at the Bellemont, Ariz., and Greenwich, N.Y. facilities; the recent acquisition of the point-of-sale display and packaging businesses of Sailliard S.A. in France; and the announced acquisitions of certain tissue converting assets from Jokel
Desarrollos, S.A. de C.V. and Ambitec, S.A. de C.V., in Mexico and the assets of Triad Packaging Co., Inc. in Richmond, Va. These projects are consistent with Chesapeake's strategy of expanding the packaging and tissue businesses, lowering costs and focusing capital spending on projects that are expected to have a high return on investment. No other 1996 capital projects are expected to account for more than 5% of the total planned spending. Capital expenditures for 1996 are expected to be financed with internally generated cash supplemented by proceeds from borrowings.




Liquidity and Capital Structure

          Working capital decreased $2.5 million during the second quarter of
1996.   Accounts receivable increased $3.3 million during the second quarter and $6.7 million for the first half. The average collection period for the first half was up 6 days compared to the first half average of
1995.  Inventories have declined since year-end due to increases in LIFO reserves and lower valuations resulting from lower selling prices.  The inventory turnover rate for the first half of 1996 was slightly lower than the first half of last year.  Accounts payable and accrued expenses increased $15.3 million during the quarter as a result of acquisitions and the timing of payments.  The ratio of current assets to current liabilities was 2.0 at the end of the second quarter 1996 compared to 2.1 at the end of the first quarter of 1996 and 2.0 at year end 1995.

          "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $37.1 million for the second quarter of 1996, or 34% lower than EBIT +D of $56.5 million for the second quarter of 1995. Lower income was primarily responsible for this decrease. Year-to-date EBIT + D was $79.6 million, or 32% lower than EBIT +D of $116.9 million in 1995. Net cash provided by operating activities for the second quarter of 1996 was $36.4 million, up from $18.6 million for the second quarter of 1995, primarily because increases in accounts receivable and inventories in 1995 offset that quarter's higher net income. For the year-to-date, net cash provided by operating activities was $67.8 million, or 22% higher than $55.7 million for the first half of 1995.

          At the end of the second quarter, long-term debt totaled $457.2 million, or $63.6 million higher than long-term debt at year-end 1995. The increased borrowings were primarily used to finance capital investments during the first half of the year. The ratio of long-term debt to total capital was 44% at the end of the second quarter, compared to 41% at the end of the first quarter of 1996 and 40% at the end of the second quarter of 1995.


































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


                                          CHESAPEAKE CORPORATION
                                               (Registrant)


Date: August 12, 1996              BY:   /s/Christopher R. Burgess
                                            Christopher R. Burgess
                                                 Controller



Date: August 12, 1996              BY:   /s/Andrew J. Kohut
                                            Andrew J. Kohut
                                        Group Vice President - Specialty
                                       Packaging & Merchandising
                                       Services & Chief Financial Officer





                          EXHIBIT INDEX



                                                            Page

Exhibit 11.1
    Computation of Net Income per Share of
    Common Stock                                            21














































                                                         EXHIBIT 11.1




                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                     FOR THE SECOND QUARTER AND YEAR TO DATE
                           ENDED JUNE 30, 1996 AND 1995

             (Share amounts in thousands, dollar amounts in millions,
                          except for per share amounts)

                                           Second Quarter     Year to Date
                                           1996      1995     1996     1995
Primary:
  Weighted average number of common
    shares outstanding                   23,625    23,823    23,674   23,791
  Net additions to common shares
    assuming exercise of dilutive
    options, determined by treasury
    stock method                            113       226       115      241
  Common shares and equivalents          23,738    24,049    23,789   24,032

  Net Income                             $  3.9    $ 18.5    $ 11.8   $ 39.3

  Per share amount                       $  .17    $  .77    $  .50   $ 1.64

Fully diluted:
  Common shares and equivalents          23,738    24,049    23,789   24,032
  Net additional common shares
    issuable upon exercise of
    dilutive options, determined
    by treasury stock method using
    period end market price, if
    higher than average price                 -         8        19        4

  Common shares, equivalents and
    other potentially dilutive
    securities                           23,738    24,057    23,808   24,036

  Net income for fully diluted
    computation                          $  3.9    $ 18.5    $ 11.8   $ 39.3

  Per share amount                       $  .17    $  .77    $  .50   $ 1.64


<TABLE/>
NOTE:   (a) Dilution is less than 3%








