Form 10-Q
period 1996-09-30
CHESAPEAKE CORP /VA/
filed 1996-11-12
CIK 19731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

             Common stock of $1 par value, 23,373,361 shares.



                                     Page 1 of 21 Pages.

                                PART I

                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
               FOR THE THIRD QUARTER AND YEAR TO DATE ENDED
                        SEPTEMBER 30, 1996 AND 1995



                                   Third Quarter       Year to Date
                                  1996       1995      1996    1995
                                  (In millions, except per share data)

Net sales                             $309.3    $330.8    $863.6    $937.0
Costs and expenses:
  Cost of products sold                224.3     229.1     629.5     656.0
  Depreciation and cost
   of timber harvested                  22.2      19.1      66.0      56.5
  Selling, general and
   administrative expenses              38.1      33.0     112.4      97.5

    Income from operations              24.7      49.6      55.7     127.0

Other income and expenses, net          ( .8)      3.5       3.3       4.6
Interest expense                        (8.7)     (7.4)    (24.9)    (23.5)

    Income before taxes                 15.2      45.7      34.1     108.1

Income taxes                             5.7      15.8      12.8      38.9

    Net income                        $  9.5    $ 29.9    $ 21.3    $ 69.2

Earnings per share                    $  .40    $ 1.24     $  .90    $ 2.88

Weighted average number of
  common shares and
  equivalents outstanding               23.5      24.1      23.7      24.1

Cash dividends declared per
  share of common stock                $ .20     $ .20     $ .60     $ .58


                          See accompanying notes.








                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                       Sept. 30, 1996      Dec. 31, 1995
                                                  (In millions)
       ASSETS

Current assets:
    Cash and cash equivalents                  $   13.2            $    5.2
    Accounts receivable, less
      allowances for doubtful
      accounts of $3.8 and $3.2                   166.2               140.4
    Inventories, at lower of cost
      or market                                   117.7               112.5
    Deferred income taxes                          16.6                16.6
    Other                                           8.2                 6.9

      Total current assets                        321.9               281.6



Property, plant and equipment, at cost:
    Land, buildings, machinery
      and equipment                             1,555.5             1,416.4
    Less accumulated depreciation                (738.3)             (675.5)

                                                  817.2               740.9


    Timber and timberlands, net                    39.6                40.0

  Net property, plant and equipment               856.8               780.9


Goodwill, net                                      54.3                41.5


Other assets                                       45.7                42.3


                                               $1,278.7            $1,146.3









                                          Sept. 30, 1996   Dec. 31, 1995
                                                   (In millions)

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $   155.9                  $  130.2
  Current maturities of long-term debt                  9.8                        .9
  Dividends payable                                     4.7                       4.8
  Income taxes payable                                 ( .6)                      3.4


      Total current liabilities                       169.8                     139.3


Long-term debt                                        491.3                     393.6

Postretirement benefits other than pensions            28.2                      26.5

Deferred income taxes                                 125.2                     118.6



Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,373,361 and
    23,792,433 shares                                  23.4                      23.8
  Additional paid-in capital                           96.4                     107.3
  Retained earnings                                   344.4                     337.2

                                                      464.2                     468.3

                                                   $1,278.7                  $1,146.3


                        See accompanying notes.











                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEAR TO DATE ENDED SEPTEMBER 30, 1996 AND 1995


                                                            1996      1995
                                                             (In millions)
Operating activities
  Net income                                               $ 21.3     $ 69.2
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             68.2       58.2
    Deferred income taxes                                     6.6       10.8
    Gain on sale of property, plant and equipment            ( .2)      (3.0)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                   (5.0)     (29.8)
       Inventories                                            3.0      (29.9)
       Other assets                                           8.5        3.6
       Accounts payable and accrued expenses                  1.8       17.4
       Income taxes payable                                  (3.9)       (.9)
       Other payables                                         1.6        2.8

  Net cash provided by operating activities                 101.9       98.4

Investing activities
  Purchases of property, plant and equipment               (102.6)    (114.5)
  Acquisitions                                            (39.4)       (15.8)
  Proceeds from sale of property, plant and equipment          .2        3.4
  Other                                                        .0         .3

  Net cash used in investing activities                    (141.8)    (126.6)

Financing activities
  Net borrowings (payments) on credit lines                  70.7       76.7
  Payments on long-term debt                                ( 3.9)     (71.1)
  Proceeds from long-term debt                               10.5         .6
  Proceeds from issuances of common stock                     -          3.3
                                                             Purchases of outstanding common stock  (15.2)       -
 Dividends paid                                             (14.2)     (13.3)
  Other                                                       -          (.9)


  Net cash provided by (used in) financing activities        47.9       (4.7)

  Increase (decrease) in cash and cash equivalents            8.0      (32.9)

Cash and cash equivalents at beginning of period              5.2       33.2

  Cash and cash equivalents at end of period              $  13.2     $   .3

Supplemental cash flow information:
  Interest payments                                       $  23.3     $ 24.6

  Income tax payments, net of refunds                     $   8.6     $ 29.1

                         See accompanying notes.
                 CHESAPEAKE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein are unaudited, except for the December 31, 1995 consolidated balance sheet, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1996 interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.  Inventories:
                                                       Sept. 30, 1996     Dec. 31, 1995
                                               (In millions)
       Inventories consist of:
         Finished goods                         $ 42.2          $ 33.7
         Work in process                          24.0            33.3
         Materials and supplies                   51.5            45.5

             Totals                             $117.7          $112.5

3.  Commitments and Other Matters:

    At September 30, 1996, commitments, primarily for capital expenditures, approximated $57 million. These commitments include anticipated expenditures of $7 million in 1996 for environmental protection related to planned expansions and upgrades primarily at the Company's paper mills in Arizona, Virginia and Wisconsin. The remaining commitments of $50 million are primarily for various capital projects, none of which is individually material.

    Additional non-determinable environmental protection expenditures could be required in the future if facilities are expanded or if more stringent standards become applicable. See Note 6.

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

    On August 5, 1996, Chesapeake completed its acquisition of the point-of-sale display and packaging businesses of Sailliard S.A., with 10 locations in France and nearly $100 million in sales in 1995. These businesses specialize in the design and manufacture of permanent and temporary point-of-sale displays; rigid boxes for perfume, champagne and specialty products customers; and folding cartons for luxury goods and pharmaceutical industries. The businesses also include a design firm specializing in development of creative packaging and marketing materials for the fine spirits industry. This acquisition is Chesapeake's first investment in an operating company in Europe. This acquisition was accounted for by the purchase method.

    As of September 3, 1996, Chesapeake acquired the assets of Triad Packaging Co., Inc. in Richmond, Va., a manufacturer of corrugated containers. This plant will be managed as part of our existing corrugated container facility in Richmond.

    In June 1996, Chesapeake signed a letter of intent to purchase certain tissue converting assets of Jokel Desarrollos, S. A. De C.V. and Ambitec, S.A. de C.V., both in Mexico. The acquisition will include a headquarters in Mexico City, operations in Monterey and Puebla that convert approximately 12,000 tons of tissue a year and distribution facilities in all three cities plus Guadalajara, Mexico. This transaction will be the Company's first tissue acquisition outside the United States and is subject to due diligence and negotiation of a definitive purchase and sale agreement.

4.  Litigation:

    In May 1996, Wisconsin Tissue Mills Inc. ("WT"), a wholly-owned subsidiary of the Company, received a subpoena from a grand jury of the United States District Court for the Northern District of Ohio requesting documents in connection with an investigation of alleged antitrust violations in commercial and industrial tissue markets. The subpoena primarily requests documents supplementing the materials produced by WT in response to a Civil Investigative Demand ("CID") received by WT in late 1994. WT has substantially responded to the grand jury's subpoena. One company employee has testified before the grand jury.

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

5.  Income Taxes:

    The Company's effective income tax rate was 37.5% in 1996 compared to 36.0% for the first three quarters of 1995. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from acquisitions.

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

    In June 1994, the FWS, a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls (PCBs) in the Fox River and Green Bay System. The FWS alleges that natural resources including endangered species, fish, birds, tribal lands or lands held by the United States in trust

6.  Environmental Matters (continued):

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

    WT and the four other PRPs are also engaged in discussions with the Wisconsin Department of Natural Resources ("WDNR") with respect to resolving possible state claims concerning remediation, restoration and natural resource damage related to the alleged discharge of PCBs into the Fox River and Green Bay System. The PRPs have proposed a settlement to WDNR, and are engaged with WDNR in continuing discussions of settlement proposals. WT's obligation under the proposed settlements would not be material to the Company's financial position or results of operations. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any settlement.

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

    In March 1995, the United States Environmental Protection Agency ("EPA") issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. Under federal law, the affected states will be required within two years to implement specific regulations that are consistent with the provisions of the Final Guidance. Dischargers would then have an additional period of up to five years during which to comply with any new, more stringent, permit limits derived under the Final Guidance. The Final Guidance is currently the subject of administrative and judicial challenges by the paper industry and other groups, and of pending legislation in the U.S. Congress. The WDNR is currently developing regulations to implement the Final Guidance by a March 1997 deadline. WT is evaluating the potential effects of the

6.  Environmental Matters (continued):

    Final Guidance and regulations on its operations and results, which effects cannot be predicted with certainty at this time. However, based on the Company's initial review of the Final Guidance and proposed regulations, the Company believes that compliance would not have a material adverse effect on its financial position or results of operations.

    The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when proposed, are expected to require compliance within three years after the date of adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance would require capital expenditures totaling approximately $55 million at the Company's two largest paper mills in West Point, Va., and Menasha, Wis. The Company has joined with the American Forest & Paper Association and most of its members in stating that they believe that the Cluster Rules, as proposed, are inappropriate, unjustified and do not comply with applicable law. The eventual capital expense impact on the Company of compliance with the definitive Cluster Rules is not presently determinable and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology.

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







































                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

3rd Quarter 1996 vs. 3rd Quarter 1995

    Net sales for third quarter 1996 were $309.3 million, down 6% from the record net sales of $330.8 million for the third quarter of last year. Continued weak market conditions for certain commodity products in the kraft business were primarily responsible for the decrease.

    Net income for third quarter 1996 was $9.5 million, or $.40 a share, a decrease of 68% compared to third quarter 1995 net income of $29.9 million, or $1.24 a share. Cost of products sold as a percentage of net sales increased by 3% compared to third quarter 1995 primarily due to lower net sales. Selling, general and administrative expenses as a percentage of net sales were up 2%. Expenses were impacted by the start-up of various growth initiatives in the packaging and tissue businesses. Depreciation increased because of acquisitions and capital expenditures. Other income and expenses, net in 1996 was $4.3 million
less than in third quarter 1995.   Interest expense for the quarter was
up $1.3 million compared to the third quarter of 1995, primarily due to increased borrowings to finance growth initiatives.

BUSINESS SEGMENT HIGHLIGHTS

                      Third Quarter        Second Quarter    Year-to-date
                          1996     1995        1996        1996       1995
Net Sales:
      Packaging              $131.1    $122.5      $106.3      $346.6    $342.1
      Tissue                  104.7      98.8       100.6       299.1     267.6
      Kraft products           71.1     107.8        68.2       212.5     322.3
                       Corporate                2.4          1.7       1.5       5.4       5.0
                                 $309.3      $330.8       $276.6    $863.6    $937.0
EBIT:
                       Packaging              $ 7.6        $ 9.8     $ 4.2     $16.6    $ 26.6
                       Tissue      19.5        11.3         20.1      52.1      31.6
                       Kraft products          (1.1)        35.2      (6.2)      0.0      81.9
                       Corporate               (2.1)        (3.2)     (3.2)     (9.7)     (8.5)
                                  $23.9       $53.1        $14.9     $59.0    $131.6

    Overall packaging segment shipments for the third quarter 1996 were up about 6% and net sales up 7% compared to third quarter 1995. "EBIT" (earnings before interest and taxes) for the packaging segment for third quarter 1996 was down 22% compared to third quarter 1995. Start-up costs associated with growth initiatives were approximately $4 million during the quarter. These costs included: those associated with recent acquisitions in the point-of-sale display business; those related to the two-year plan to double the corporation's manufacturing capability for its consumer graphic packaging business; and those associated with the acquisition of Chesapeake Europe S.A., the corporation's point-of-sale display and packaging business in France.

    The tissue segment had record quarterly sales and near-record EBIT in the third quarter of 1996. Tissue shipments were 82,000 tons, a 36% increase over the third quarter of last year. Third quarter 1996 sales were up 6% from third quarter 1995. Sales from new facilities more than offset the loss of sales from the consumer products business, which was sold in the fourth quarter of last year. Approximately 20% of shipments were from new facilities in northern Arizona, Chicago, Ill. and
Greenwich, N.Y.   Average selling prices of converted products were down
5% from those of third quarter 1995. Earnings were impacted favorably by significantly lower recovered paper costs in 1996 compared to 1995. EBIT of $19.5 million was up 73% from last year.

    Kraft products net sales for third quarter 1996 declined 34% compared to the third quarter net sales experienced in 1995 for this segment. Average selling prices were 38% lower than in the third quarter of 1995, negatively impacting EBIT by about $45 million compared to third quarter last year. This decline in selling prices was the primary cause for the loss experienced in the quarter by this segment. Lower recovered paper costs partially offset the price impact. Shipments for the third quarter of 1996 were 212,000 tons, or 12% higher than third quarter 1995.


3rd Quarter Year-to-date 1996 vs. 3rd Quarter Year-to-date 1995.

    Net sales for the nine months ended September 30, 1996, were $863.6 million, down 8% from the record net sales of $937.0 million for the first nine months of 1995. Lower sales prices for certain commodity kraft products were the primary cause for the decline. Significant growth in tissue shipments helped mitigate the impact of these conditions.

    Year-to-date net income was $21.3 million, or $.90 a share, down 69% from $69.2 million, or $2.88 a share, earned in the first three quarters of 1995. Included in 1995 results are pre-tax charges of approximately $8 million for the enhanced hourly retirement program in the kraft products segment and post-closing obligations related to Chesapeake's former wood treating business. Cost of products sold as a percentage of net sales increased to 73% in 1996 from 70% in 1995 as a result of lower sales. Selling, general and administrative expenses as a percentage of net sales was 13% in 1996 and 10% in 1995. Depreciation was up $9.5 million over 1995 due to capital expenditures and acquisitions. Other income was down $1.3 million from last year. Interest expense increased $1.4 million, or 6%, due to increased borrowings to finance growth initiatives.

    During 1993, the bottom of the last down cycle in the paper industry, Chesapeake earned only $.13 a share in the first three quarters of the year. During the first three quarters of 1996, with margins similar to 1993, Chesapeake earned $.90 a share. This improvement is primarily due to the packaging and tissue businesses becoming larger and more important parts of the corporation, a strategy that Chesapeake is continuing to implement.

    Year-to-date overall packaging segment net sales for 1996 were up
1% compared to the first three quarters of 1995. Net sales of point-of-sale displays were up 20%, while sales of corrugated shipping containers
and graphic packaging were down 10% and 4%, respectively.   Shipments
were about the same as last year for the packaging segment. EBIT of $16.6 million for 1996 was down $10.0 million, or 38%, compared to the first nine months of 1995. The packaging segment earnings were impacted by about $10 million of start-up costs associated with various growth initiatives.

    Tissue segment shipments of 233,000 tons for the first three quarters of 1996 were 38% higher than in 1995, due in part to sales from new facilities. Approximately 20% of shipments were from new facilities. Net sales were a record, up 12% from last year, as a result of higher
shipments and improved product mix.   The stronger sales and lower
recovered paper costs resulted in record EBIT for this segment for the first three quarters, up 65% from the prior year.

    Kraft products year-to-date net sales for 1996 were down 34% compared to the first three quarters of 1995. Year-to-date shipments were 621,000 tons, up 3% from the previous year. The average selling price for kraft products in the first three quarters of 1996 was 32% lower than in the first three quarters of 1995, resulting in an approximately $90 million negative impact on EBIT. Segment EBIT was at break-even for 1996 year to date and down $81.96 million from last year.
 Net losses for the kraft business were partially offset by earnings of the woodlands and building product businesses. Lower recovered paper prices partially offset the negative price impact in the kraft business.

3rd Quarter 1996 vs 2nd Quarter 1996

    Net sales for the third quarter of 1996 of $309.3 million were 12% higher than net sales of $276.6 million for the second quarter of 1996. This improvement was due to growth in the packaging and tissue businesses, some improvement in market conditions for certain kraft products and packaging and the normal seasonally stronger third quarter.


    Net income for the third quarter of 1996 was up $5.6 million from net income of $3.9 million in the second quarter due to the increased sales for the packaging and tissue segments and lower losses for the kraft products segment.

    Net sales for the packaging segment were $131.1 million for the third quarter, up $24.8 million compared to the second quarter of this year, as sales improved for each of the three packaging businesses-- point-of-sale display, graphic packaging and corrugated shipping containers. Overall shipments were up 7% from second quarter levels. EBIT was $7.6 million, up $3.4 million over the second quarter. Start-up costs associated with growth initiatives were about the same as in the second quarter. During the third quarter, the corporation completed the acquisition of Chesapeake Europe S.A., a point-of-sale display and packaging business in France. The operating results of the French operation were immaterial to third quarter consolidated results.

    Net sales for the tissue segment for the third quarter of $104.7 million were a record; up 4% compared to the second quarter of this year. Total third quarter tissue shipments were up 5% and sales of converted products were up 10%, as volume increased at the new converting site in Bellemont, Ariz. and the Greenwich, N.Y. converting site began production. Average sales prices were down slightly. EBIT for the tissue segment was $19.5 million, just 3%under the record second quarter 1996. The purchase of certain assets in Mexico is expected to augment tissue converting capacity for this business. A letter of intent has already been signed for the acquisition in Mexico.

    Net sales for the kraft products segment for the third quarter were 4% higher than in the second quarter due to higher percentage of white product in the mix and some price improvement for bleached market pulp. These factors also caused average selling prices to improve 5% during the
third second quarter compared to the prior quarter.   Shipments of kraft
products were about the same as in the second quarter. Although still a loss, EBIT improved by $5.1 million over the second quarter.

    Weak market conditions in kraft products will continue to put pressure on earnings in the fourth quarter. Modest price increases, however, have recently been implemented for certain kraft products. Start-up costs associated with growth initiatives in the packaging and tissue businesses will also continue to put some pressure on earnings during the seasonally slower fourth quarter, but these initiatives are necessary to better position the corporation for the future.


Capital Expenditures

    Capital expenditures for the first nine months of 1996 totaled $142 million and related primarily to strategic initiatives in the packaging and tissue businesses, including the acquisition of the Display Division of Dyment Limited, Triad Packaging Co., Inc. and Chesapeake Europe S.A. Capital expenditures for the first nine months of 1995 totaled $130 million and related primarily to expansions in the packaging and kraft businesses, including approximately $15 million for the purchase of a tissue mill in Flagstaff, Ariz. and a tissue converting facility in Greenwich, N.Y. Capital expenditures and acquisitions for 1996 are expected to be about $200 million, of which about one-half relates to strategic initiatives in the packaging and tissue businesses. Identified initiatives include: the second phase of the Visalia, Calif., manufacturing plant for the Company's Color-Box graphic packaging business; a new consumer graphics manufacturing plant in Pelahatchie, Miss.; the acquisition of the Display Division of Dyment Limited; the acquisition of Triad Packaging Co., Inc., new tissue converting equipment at the Bellemont, Ariz., and Greenwich, N.Y. facilities; the acquisition of Chesapeake Europe S.A., a point-of-sale display and packaging business in France; and the anticipated acquisition of certain tissue converting assets from Jokel Desarrollos, S.A. de C.V. and Ambitec, S.A. de C.V., in Mexico. These projects are consistent with Chesapeake's strategy of expanding the packaging and tissue businesses, lowering costs and focusing capital spending on projects that are expected to have a higher return on investment. No other 1996 capital projects are expected to account for more than 5% of the total planned spending. Capital expenditures for 1996 are expected to be financed with internally generated cash supplemented by proceeds from borrowings.

Liquidity and Capital Structure

    Working capital increased $8.3 million during the third quarter of
1996.   Accounts receivable increased $19.1 million during the third quarter and $25.8 million for the first three quarters. The average collection period for the first three quarters was up 6 days compared to the first three quarters of 1995. Inventories increased during the quarter by $9.4 million and are up $5.2 since year-end 1995 due to acquisitions, offset in part by increases in LIFO reserves and lower valuations resulting from lower selling prices. The annual inventory turnover rate for the first three quarters of 1996 was down to 7.3 compared to 8.2 for the first three quarters of last year. Accounts payable and accrued expenses increased $16.4 million during the quarter as a result of acquisitions and the timing of payments. The ratio of current assets to current liabilities was 1.9 at the end of the third quarter of 1996 compared to 2.0 at the end of the second quarter of 1996 and 2.0 at year end 1995.

    "EBIT + D" (earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization) was $46.4 million for the third quarter of 1996, or 36% lower than $72.7 million for the third quarter of 1995. Lower earnings was primarily responsible for this decrease. Year-to-date EBIT + D was $126.1 million, or 33% lower than $189.6 million in 1995. Net cash provided by operating activities for the third quarter was $34.1 million, down from $42.7 million for the third quarter of 1995, primarily because of higher net income in 1995. For the year-to-date, net cash provided by operating activities was $101.9 million, or 4% higher than $98.40 million for the first three quarters of 1995, as reductions of accounts receivables and inventories offset the higher income in the prior year.

    At the end of the third quarter, long-term debt totaled $491.3 million, or $97.7 million higher than long-term debt at year-end 1995. The increased borrowings were used to finance capital investments during the first three quarters of the year. The ratio of long-term debt to total capital was 45% at the end of the third quarter, compared to 44% at the end of the second quarter of 1996 and 40% at the end of the third quarter of 1995. During the past twelve months, the corporation has repurchased almost 750,000 shares of Chesapeake common stock under continuing authorization of the Board of Directors for repurchasing shares.





                                PART II




Item 1.       Legal Proceedings

              Reference is made to Note 4 of the Notes to Consolidated Financial Statements included herein

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


                                  CHESAPEAKE CORPORATION
                                       (Registrant)


Date: November 8, 1996            BY: /s/Christopher R. Burgess
                                      Christopher R. Burgess
                                      Controller




Date: November 8, 1996            BY: /s/Andrew J. Kohut
                                      Andrew J. Kohut
                                      Group Vice President - Speciality
                                      Packaging & Merchandising Services
                                      & Chief Financial Officer
































                             EXHIBIT INDEX



                                                               Page

Exhibit 11.1
         Computation of Net Income per Share of
         Common Stock                                          21

                                                         EXHIBIT 11.1

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                     FOR THE THIRD QUARTER AND YEAR TO DATE
                        ENDED SEPTEMBER 30, 1996 AND 1995

             (Share amounts in thousands, dollar amounts in millions,
                          except for per share amounts)

                                           Third Quarter      Year to Date
                                           1996    1995      1996      1995
Primary:
  Weighted average number of common
    shares outstanding                    23,417   23,853    23,588   23,812
  Net additions to common shares
    assuming exercise of dilutive
    options, determined by treasury
    stock method                              80      266       104      250
  Common shares and equivalents           23,497   24,119    23,692   24,062


  Net Income                              $  9.5   $ 29.9    $ 21.3   $ 69.2

  Per share amount                          $  .40   $ 1.24    $  .90   $ 2.88

Fully diluted:
  Common shares and equivalents           23,497   24,119    23,692   24,062
  Net additional common shares
    issuable upon exercise of
    dilutive options, determined
    by treasury stock method using
    period end market price, if
    higher than average price                 28       14        22        7

  Common shares, equivalents and
    other potentially dilutive
    securities                            23,525   24,133    23,714   24,069

  Net income for fully diluted
    computation                           $  9.5   $ 29.9    $ 21.3   $ 69.2


  Per share amount                        $  .40   $ 1.24    $  .90   $ 2.88


NOTE:   (a) Dilution is less than 3%