Form 10-K
period 1996-12-31
CHESAPEAKE CORP /VA/
filed 1997-03-27
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value on February 11, 1997, of the voting stock held by non-affiliates of the registrant was $681 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

23,432,395 shares of the registrant's common stock, par value $1, were outstanding as of February 11, 1997.

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 23, 1997, are incorporated in
Part III by reference.










                              PART I



Item 1.  Business

GENERAL

Chesapeake Corporation, a Virginia corporation organized in 1918, is a packaging and paper company, whose primary businesses consist of the manufacture and sale of packaging, tissue, and kraft products. Our operating businesses include: in the packaging segment -- Chesapeake Display and Packaging Company, Color-Box, Inc., Chesapeake Europe S.A., and Chesapeake Packaging Co. (point-of-sale displays, graphic packaging, and corrugated shipping containers); in the tissue segment -- Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V.(commercial and industrial tissue products); in the kraft products segment -- Chesapeake Paper Products Company and Chesapeake Forest Products Company (kraft products, building products and woodlands operations); and Delmarva Properties, Inc. and Stonehouse Inc. (land development).

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

During the past several years, Chesapeake has pursued a strategy of focusing on specialty products in markets that management believes have growth potential or in which the Company has or may be able to achieve competitive advantages. The Company's strategy for success with its specialty products is to utilize its recycling expertise creatively, to differentiate itself from its competition by manufacturing products which are distinctive and to utilize its superior ability to respond to customers' requirements. Management believes this strategy allows the Company to achieve less cyclical and greater profits than with commodity products and to better utilize Chesapeake's strengths. During 1996, sales of specialty products were more than 70% of Chesapeake's total sales, compared to 60% in 1995. Chesapeake expanded internationally for the first time during 1996, acquiring display and packaging facilities in Canada and France and tissue converting operations in Mexico. See "Financial Review 1994-1996" of the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report"), incorporated herein by reference.





Because we understand the service needs of our customers, we believe we are able to provide quality products quickly and efficiently. Our decentralized management style allows quick and creative decision making. Our operations are designed to be flexible to changing customer demands and business conditions.

Our manufacturing and converting processes are capital intensive; property, plant and equipment, including timber and timberlands, comprise approximately 67% of our total assets. Our tissue and kraft products operations require major investments in paper machines, fiber preparation equipment, and converting equipment. In 1992, the Company completed an eight-year $600 million capital spending program for machinery, equipment, and new technology to increase production of specialty products while reducing the Company's emphasis on commodity products such as brown paperboard and bleached hardwood pulp. About one-half of these expenditures were for paper machine projects for our tissue and kraft products businesses. Included in the program was a $100 million project for a recovery boiler, evaporators, and related equipment for our kraft products business. In 1995, we continued to expand our tissue business with the acquisition of two paper mills. Further expansion of the tissue business occurred in 1996 as two additional converting operations began full operations and certain tissue converting assets and distribution facilities were acquired in Mexico. Growth in our packaging segment within the past two years included: new graphic packaging plants in California and Mississippi; a new custom packing operation in Memphis; and the acquisitions of point-of-sale and packaging operations in Kentucky, Canada, and France, and a corrugated container manufacturer in Richmond, VA. Also, capital expenditures intended to enhance efficiency, and to improve product quality and productivity, were made at many of our existing packaging facilities during 1995 and 1996.

Our businesses are grouped into three major segments: packaging, tissue and kraft products. The information presented in "Notes to Consolidated Financial Statements, Note 14 - Business Segment Information" of the 1996 Annual Report is incorporated herein by reference. Information with respect to the Company's working capital practices is set forth under the caption "Financial Review 1994-1996, Liquidity and Capital Structure" of the 1996 Annual Report and is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Financial Review 1994-1996, Capital Expenditures" of the 1996 Annual Report and is incorporated herein by reference.

PACKAGING

Chesapeake's packaging segment has three marketing thrusts: point-of-sale displays, graphic packaging, and corrugated shipping containers.

We believe that our packaging group is a leader in serving the point-of-sale display and specialty packaging needs of major national consumer products companies. Through a network of regional sales and design offices, the point-of-sale group, Chesapeake Display and Packaging Company, provides creative design services to our customers to meet their promotional and permanent display needs. Our manufacturing facilities utilize modern production, assembly and packaging processes to meet our customers' stringent quality and shipment demands. We have four strategically located point-of-sale display and specialty packaging manufacturing plants and four custom packing plants which provide service to customers in the United States and Canada. Included in these facilities are the operations of the former Display Division of Dyment Limited, in Erlanger, KY, and Toronto, Canada, which were acquired in 1996, and a new custom packing plant in Memphis, TN, which began operations during 1996. Also in 1996, Chesapeake purchased the point-of-sale display and packaging businesses of Sailliard S.A., a leading manufacturer of displays, rigid boxes, and specialty folding cartons in France, as part of its strategy to expand its packaging business globally. The businesses include Sailliard PLV, specializing in the design and manufacture of permanent and temporary point-of-sale displays; Coffrets and Plastiphane, specializing in the design and manufacture of rigid boxes, with a focus on perfume, champagne, and specialty products customers; Raab Pige and Cecil, specializing in the design, printing, and manufacture of folding cartons for the luxury goods and pharmaceutical industries; and Linea, a design firm specializing in the creative development of packaging and marketing materials for the fine spirits industry.

Our Color-Box subsidiary supplies graphic packaging to customers nationwide that require attractive full litho-laminated retail packaging. The final phase of a $13 million expansion project to double the capacity of this business was completed in 1993. In January 1994, Chesapeake Packaging acquired Lawless Holding Corporation, which included Lawless Packaging and Display, a graphic packaging plant in Buffalo, NY, which is now operated as the Buffalo division of Color-Box. A graphic packaging plant in Visalia, CA, began operation late in the second quarter of 1995, with the second phase of this plant completed in 1996. Also in 1996, a fourth graphic packaging facility, located in Pelahatchie, MS, became operational.

As part of the Company's strategy to focus on specialty products, the Company reorganized, in 1996, the operations of Chesapeake Display and Packaging Company and Color-Box, Inc. under a group identified as Specialty Packaging and Merchandising Services.

Twelve corrugated shipping container plants located in seven states manufacture corrugated boxes and specialty packaging for customers within each plant's geographic area. The raw materials for the packaging plants include paperboard and corrugating medium (purchased both from independent suppliers and from Chesapeake Paper Products) that are converted to make the walls of the packaging unit. Various converting equipment is used to print, cut, slot and glue the container to customer specifications. In September, 1996, substantially all the assets of Triad Packaging Co., Inc., a manufacturer of corrugated containers in Richmond, VA, were acquired. The Lawless acquisition in January 1994 included the Lawless Container Corporation corrugated container plant in North Tonawanda, NY, and corrugated sheet plants in Scotia, NY; Le Roy, NY; and Madison, OH.


TISSUE

Chesapeake's tissue segment consists of Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V., which produce tissue for industrial and commercial markets. Chesapeake Consumer Products Company, a converter of tissue products for the consumer market, was also part of this segment until December 29, 1995, when it was sold to The Fonda Group, Inc. of St. Albans, VT.

Wisconsin Tissue, acquired in 1985, manufactures napkins, tablecovers, toweling, placemats, wipers and facial and bathroom tissue for commercial and industrial markets. Operations of the tissue segment now include: paper mills in Menasha, WI; Flagstaff, AZ; and Chicago, IL; converting facilities in Bellemont, AZ; Greenwich, NY; and Monterey and Puebla, Mexico; and distribution facilities in Mexico City, Monterey, Puebla and Guadalajara, Mexico. The operations in Mexico were acquired late in 1996 from Jokel Desarrollos, S.A. de C.V. and Ambitec, S.A. de C.V., and are consistent with Chesapeake's strategy to expand in the North American commercial and industrial tissue market. The Bellemont and Greenwich converting operations became fully operational in 1996. The 1995 addition of the paper mills in Arizona and Illinois increased primary tissue production capacity by 90,000 tons per year, or approximately 50%. Our 2,200 products are found in full-menu and fast-food restaurants, hotels, motels, clubs, health care facilities, schools and office locations, and on airlines.

The raw material for the paper manufactured by Wisconsin Tissue is 100% recovered paper. Seven paper machines manufacture base tissue stock that is converted on approximately 135 specialized machines. The Company believes that its computerized warehouse inventory and distribution systems give it an advantage over many of its competitors in product shipping efficiency and inventory control. Our tissue products are sold throughout the United States, Canada, and Mexico using our own sales force or brokers. Shipments by Wisconsin Tissue were 305,000 tons in 1996, 235,000 tons in 1995, and 217,000 tons in 1994.

KRAFT PRODUCTS

Chesapeake's kraft products segment consists of Chesapeake Paper Products Company, our kraft products operations, and Chesapeake Forest Products Company, our woodlands and building products operations, both based in West Point, VA. Chesapeake Building Products Company, a wholly-owned subsidiary of Chesapeake Forest Products Company, was formed in 1993.

Chesapeake Paper Products manufactures white-top paperboard, kraft paperboard, kraft paper, corrugating medium, and bleached hardwood pulp at its mill located in West Point, VA. Paperboard and corrugating medium, the outer and inner materials of a corrugated container, are sold to external and company-owned container and packaging plants. Kraft paper is sold to external converters to make bags and wrappings. Bleached hardwood pulp is sold primarily to non-pulp producing paper manufacturers which manufacture predominantly printing and writing paper. Most of our customers are located in the eastern half of the United States, primarily in the mid-Atlantic and northeastern states, where we have the advantage of lower freight costs compared to many of our competitors. We also sell to international customers, primarily in Europe, Asia and Canada. Our sales force markets these products to integrated and independent converters and manufacturers.

During 1995, Chesapeake Paper Products completed the rebuild of the No.2 paper machine at the West Point, VA, mill. While lost production associated with the rebuild reduced shipments in 1995 and early in 1996, the project increased the mill's capacity by 70,000 tons per year while permitting a more profitable product mix. Total shipments from the West Point mill were 831,000 tons in 1996, 769,000 tons in 1995, and 850,000 tons in 1994.

In 1996, approximately 69% of the raw material for products manufactured by our kraft products mill was virgin wood fiber, with the remainder being recycled fiber recovered through our recycling system, which has the capacity to use 360,000 tons of recycled fiber annually. About 65% of the virgin wood fiber used in 1996 was purchased from wood producers or independent timberland owners and the rest was from company-owned timberlands. In addition to our three paper machines and a market pulp machine, the West Point facility includes wood storage, wood pulping, paper recycling and steam and power generation equipment.

In recent years much emphasis has been placed on training, problem-solving and employee involvement in all phases of the mill's operation. These factors, as well as the installation of new equipment, have enabled the mill to improve product quality and reduce reject levels. A mill optimization program is also in place, which is intended to improve efficiency in the manufacturing process.

Chesapeake Forest Products Company, Woodlands Division

Chesapeake Forest Products, Woodlands Division, owns and actively manages approximately 326,000 acres of timberland located in Virginia, Maryland and Delaware. The primary objective of our woodlands operation is to provide an adequate supply of wood at a competitive cost to the kraft products mill located at West Point, VA. Wood for our mill is provided from our company-owned lands and from independent landowners. Our foresters use environmentally sound, modern forestry methods intended to ensure a long-term, low-cost fiber supply. Our genetically superior pine seedlings, which are used in our reforestation program on company-owned land and made available to private landowners, grow quicker and provide higher quality, more uniform fibers at the time of harvest than traditional seedlings. We are actively utilizing natural reforestation techniques to generate new hardwood timber stands on company-owned and privately held land. For more than 25 years, Chesapeake has participated in research programs that have improved the quality, disease resistance and growth rate of our planted trees. In addition, in 1995
Chesapeake Forest Products Company pledged to comply with new American Forest and Paper Association guidelines of conduct that will govern the way we grow and nurture our forests, known as the "Sustainable Forestry Initiative".

Chesapeake Building Products Company

Chesapeake Building Products operates four sawmills in Virginia and Maryland, manufacturing pine and hardwood lumber. The raw materials are provided both from company-owned timberlands and from other landowners. Our sawmill products are sold by our own sales force to independent users.

OTHER BUSINESSES

Delmarva Properties, Inc. and Stonehouse Inc.

Delmarva Properties develops and markets land that has potential for value greater than timberland. Nearly all of Delmarva Properties' present land inventory of approximately 6,000 acres was formerly timberland owned by Chesapeake Forest Products. Delmarva Properties develops land in Virginia, Maryland and Delaware primarily for residential housing. Sales also include large lots and acreage for others to develop for both residential and commercial uses. A major project involves the development of a mixed-use site next to a horse racing track under construction in New Kent, VA.

Stonehouse Inc. is managing the planning for development of a new 7,400 acre planned community near Williamsburg, VA. Stonehouse Inc.'s joint venture with Dominion Capital, Inc. provides a partnership for development of the first residential phase of the planned community in which lots will be marketed in 1997. Most of Stonehouse's land was formerly timberland owned by Chesapeake Forest Products.

RAW MATERIALS

Most of the Company's raw materials are readily available at competitive prices. Prices of recycled fiber, a major raw material, reached historic highs in 1994 and early 1995, but moderated by year-end 1995. Prices remained at a moderate level in 1996. See "Financial Review 1994-1996" of the 1996 Annual Report, incorporated herein by reference.

ENVIRONMENTAL

The information presented under the caption "Financial Review 1994-1996, Environmental" of the 1996 Annual Report is incorporated herein by reference.

EMPLOYEES

As of December 31, 1996, the Company had 6,914 employees. The Company believes that its relations with its employees are good. In 1992, Wisconsin Tissue and Chesapeake Paper Products entered into five-year collective bargaining agreements with the unions representing employees at the mills in Menasha, WI, and West Point, VA. During 1994, a five-year labor contract extension was negotiated with the union representing employees at Chesapeake Paper Products mill in West Point, VA. The Company expects to negotiate a new collective bargaining agreement with the union representing employees at Wisconsin Tissue's mill in Menasha, WI, to replace the agreement that expires this year. During 1994 and 1995, Chesapeake Paper Products Company and Chesapeake Forest Products Company implemented enhanced retirement programs affecting both hourly and salaried employees at these operations. See "Financial Review 1994-1996" of the 1996 Annual Report incorporated herein by reference.

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

Competition is intense in all business segments from much larger companies and from local and regional producers and converters. The Company believes that competitive factors in our industry preclude a meaningful estimate of the number of competitors and, except as noted, the Company's relative competitive position. The Company does not have any appreciable market share in commodity products, such as bleached hardwood pulp and brown paperboard. For this reason, the Company has de-emphasized these products to pursue specialty products that we believe have less pricing volatility, resulting in increased profitability over the course of a full business cycle. We believe that, with our strengths of customer service and competitive products, we are well positioned to compete in these specialized markets.

RESEARCH AND DEVELOPMENT

In addition to forestry research programs, the Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

Item 2.  Properties

At year-end 1996, Chesapeake manufactured or converted paper and wood products at multiple facilities in 16 states, Canada, Mexico and France. The information presented under "Operating Managers and Locations" in the 1996 Annual Report is incorporated herein by reference. The Company owns most of its production facilities, which are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations.

Item 3.  Legal Proceedings

The information presented in "Notes to Consolidated Financial Statements,
Note 10 - Litigation" of the 1996 Annual Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None


Executive Officers of the Registrant

The name and age of each executive officer of the Company as of February 11, 1997, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are elected at each annual organizational meeting of the board of directors.

J. Carter Fox (57)
  Chairman since 1994
  Chief Executive Officer since 1980
  President 1980-1995, 1996
Thomas Blackburn (45)
  Group Vice President-Kraft, Packaging & Organizational
Development since 1996
  President, Chesapeake Paper Products Company since 1991 President, Chesapeake Forest Products Company 1991-1996
  Group Vice President-Kraft Products 1991-1996
Andrew J. Kohut (38)
  Group Vice President-Specialty Packaging & Merchandising Services
    since 1996
  Group Vice President-Finance & Strategic Development 1995-1996 Chief Financial Officer 1991-1996
  Vice President-Finance 1991-1995
William A. Raaths (50)
  Group Vice President-Tissue Products since 1995 President-Wisconsin Tissue Mills Inc. since 1995
  Executive Vice President- Wisconsin Tissue Mills Inc. 1994-1995 President, Chesapeake Consumer Products Company 1989-1994
William T. Tolley (39)
  Group Vice President-Finance & Chief Financial Officer since 1996 Vice President, Finance & Chief Financial Officer, Carrier
Corporation, North American Operations, a division of United Technologies 1995-1996
  Vice President & Chief Financial Officer, Carrier Transicold, a division of United Technologies 1991-1995
J. P. Causey Jr. (53)
  Senior Vice President, Secretary & General Counsel since 1995 Vice President, Secretary & General Counsel 1986-1995
Thomas A. Smith (50)
  Vice President-Human Resources & Assistant Secretary since 1987

















                                  PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

The dividend and stock price information presented under the caption "Recent Quarterly Results" of the 1996 Annual Report is incorporated herein by reference. The Company's common stock is listed on the New York Stock Exchange under the symbol "CSK". As of February 26, 1997, there were 7,179 stockholders of record of the Company's common stock.


Item 6.  Selected Financial Data

The information for the years 1992-1996 presented under the caption "Eleven-Year Comparative Record" of the 1996 Annual Report is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The information presented under the caption "Financial Review 1994-1996" of the 1996 Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 1996 Annual Report are incorporated herein by reference.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This standard, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. This standard requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution, while diluted EPS reflects potential dilution of securities that could share in the earnings of an entity. The Company does not expect the impact of this standard to be material to its financial statements or earnings.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None





                                 PART III



Item 10. Directors and Executive Officers of the Registrant

The information presented under the captions "Information Concerning Nominees" and "Directors Continuing in Office" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 (the "1997 Proxy Statement") is incorporated herein by reference.


Item 11.  Executive Compensation

The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 1997 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
          Management

The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1997 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information presented under the caption "Certain Transactions" of the 1997 Proxy Statement is incorporated herein by reference.

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. Documents

  (i)Financial Statements

The consolidated balance sheet of Chesapeake Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996, including the notes thereto, are presented in the Company's 1996 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in the Company's 1996 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8, no other data appearing in the 1996 Annual Report is deemed to be "filed" as part of this Form 10-K.

   (ii)        Financial Statement Schedules

No schedules are filed as part of this report because they are not applicable or are not required.

   (iii)       Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 14-15 hereof. Exhibits 10.1-10.11 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

b. Reports on Form 8-K

None





















                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHESAPEAKE CORPORATION
                                        (Registrant)

February 11, 1997                       By /s/ CHRISTOPHER R BURGESS
                                           Christopher R. Burgess
                                           Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By                                      By /s/ WALLACE STETTINIUS
        M. Katherine Dwyer                 Wallace Stettinius
   Director                                Director

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

By /s/ ROBERT L. HINTZ             By /s/ RICHARD G. TILGHMAN
   Robert L. Hintz                    Richard G. Tilghman
   Director                           Director

By /s/ WILLIAM D. McCOY            By /s/ JOSEPH P. VIVIANO
   William D. McCoy                   Joseph P. Viviano
   Director                           Director
By                                 By /s/ HARRY H. WARNER
   C. Elis Olsson                     Harry H. Warner
   Director                           Director
By /s/ JOHN W. ROSENBLUM           By /s/ WILLIAM T. TOLLEY
   John W. Rosenblum                  William T. Tolley
   Director                                Chief Financial Officer

By /s/ FRANK S. ROYAL                By /s/ CHRISTOPHER R. BURGESS
   Frank S. Royal                            Christopher R. Burgess
        Director                             Controller


Each of the above signatures is affixed as of February 11, 1997.

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

10.1 1987 Stock Option Plan (filed as Exhibit A to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987 and incorporated herein by reference)

10.2 Directors' Deferred Compensation Plan (filed as Exhibit VII to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980 and incorporated herein by reference)

10.3 Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478 and incorporated herein by reference)





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

10.9 Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

10.10 Chesapeake Corporation Directors' Stock Option and Deferred Compensation Plan.

10.11  Chesapeake Corporation 401(k) Restoration Plan

11.1  Computation of Net Income Per Share of Common Stock

13.1 Portions of the Chesapeake Corporation Annual Report to Stockholders for the year ended December 31, 1996

21.1  Subsidiaries

23.1  Consent of Coopers & Lybrand L.L.P.

27.1  Financial Data Schedule

99.1 Form 11-K Annual Report, Hourly Employees' Stock Purchase Plan for the plan fiscal year ended November 30, 1996.