Form 10-Q
period 1997-03-31
CHESAPEAKE CORP /VA/
filed 1997-05-14
CIK 19731

FORM 10-Q

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1997

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

           Common stock of $1 par value 23,434,876 shares.







                                  PART I


                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
           FOR THE FIRST QUARTER ENDED MARCH 31, 1997 AND 1996


                                                       First Quarter
                                                      <c<
                                                      1997       1996
(In millions, except per share data)

Net sales                                                $294.5      $277.7
Costs and expenses:
  Cost of products sold                                   223.6       202.0
  Depreciation and cost of timber harvested                26.7        21.9
  Selling, general and administrative expenses             41.3        36.5
    Income from operations                                  2.9        17.3
Other income and expenses, net                              1.0         2.9
Interest expense                                           (9.5)       (7.8)
    Income (loss) before taxes                             (5.6)       12.4
Income taxes                                               (2.1)        4.5
    Net income (loss)                                    $ (3.5)     $  7.9
Earnings (loss) per share                                $ (.15)     $  .33
Weighted average number of common shares and
  equivalents outstanding                                  23.4        23.8
Cash dividends declared per share of common stock        $  .20      $  .20


                          See accompanying notes.












                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                                       March 31, 1997      Dec. 31, 1996
                                                  (In millions)

       ASSETS
Current assets:
    Cash and cash equivalents               $   10.7       $    9.8
    Accounts receivable, less
     allowances for doubtful
    accounts of $6.0 and $4.7                  168.4               153.9
    Inventories, at lower of cost
    or market                                  133.4               134.4
    Deferred income taxes                       16.5                16.5
    Other                                       12.3                11.2
      Total current assets                     341.3               325.8

Property, plant and equipment, at cost:
    Land, buildings, machinery
    and equipment                            1,593.0             1,580.0
    Less accumulated depreciation             (783.0)             (756.3)
                                               810.0               823.7
    Timber and timberlands                      39.5                39.8
 Net property, plant and equipment             849.5               863.5

Goodwill, net                                   58.4                58.3
Other assets                                    42.4                42.6
                                            $1,291.6            $1,290.2













                                          March 31, 1997   Dec. 31, 1996
                                                     (In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses    $  148.9             $  157.6
  Current maturities of long-term debt               3.9                  3.9
  Dividends payable                                  4.7             4.7
  Income taxes payable                              (2.6)            0.6

      Total current liabilities                    154.9           166.8

Long-term debt                                     518.7           499.4
Postretirement benefits other than
 pensions                                           29.4            28.0
Deferred income taxes                              127.4           126.9

Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,434,876 and
    23,398,137 shares                               23.4            23.4
  Additional paid-in capital                        98.0            97.2
 Foreign currency translation adjustment             (.5)         -
  Retained earnings                                340.3           348.5
                                                   461.2           469.1
                                                $1,291.6        $1,290.2

                          See accompanying notes.











                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE FIRST QUARTER ENDED MARCH 31, 1997 AND 1996
                                                            1997      1996
                                                             (In millions)
Operating activities
  Net income (loss)                                         $(3.5)    $ 7.9
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             27.7      22.4
    Deferred income taxes                                      .5       1.1
    (Gain)loss on sale of property, plant and
     equipment                                                (.6)   -
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                  (14.5)     (1.7)
       Inventories                                            1.0       4.9
       Other assets                                           2.4    -
       Accounts payable and accrued expenses                 (8.7)     (5.3)
       Income taxes payable                                  (3.2)      1.5
       Other payables                                          .9        .6
  Net cash provided by operating activities                   2.0      31.4
Investing activities
  Purchases of property, plant and equipment                (15.1)    (37.8)
  Acquisitions                                             -           (1.7)
  Proceeds from sale of property, plant and
   equipment                                                   .6        .1
 Other                                                        (.3)       -
  Net cash used in investing activities                     (14.8)    (39.4)
Financing activities
  Net borrowings on credit lines                             23.9      20.3
  Payments on long-term debt                                 (5.3)     (3.1)
  Proceeds from long-term debt                             -             .2
 Proceeds from issuance of common stock                        .3         -
 Purchases of outstanding common stock                     -           (3.8)
 Dividends paid                                              (4.7)          (4.8)
  Net cash provided by financing activities                  14.2       8.8
 Effect of exchange rate changes on cash                      (.5)        -
  Increase in cash                                             .9             .8
Cash at beginning of period                                   9.8       5.2
  Cash at end of period                                     $10.7     $ 6.0
Supplemental cash flow information:
  Interest payments                                         $ 8.1     $ 6.9
  Income tax payments, net of refunds                       $ 2.1     $ 1.8

                           See accompanying notes.

               CHESAPEAKE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein are unaudited, except for the December 31, 1996 consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
   Commission. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1997 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

   In February, 1997, the Financial Accounting Standards Board issued
   Statement of Financial Accounting Standards No. 128, "Earnings Per
   Share."  This standard, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS.
   This standard requires dual presentation of basic and diluted EPS by entities with complex capital structures.  Basic EPS includes no dilution, while diluted EPS reflects potential dilution of securities that could share in the earnings of an entity.  The
   Company has not determined the impact of this standard, but does not expect it to be material to its financial statements or earnings.
2. Inventories:
                                       Mar. 31, 1997  Dec. 31, 1996
                                               (In millions)
  Inventories consist of:
    Finished goods                              $ 53.8          $44.1
    Work-in-process                               28.3           35.9
    Materials and supplies                        51.3           54.4
      Totals                                    $133.4         $134.4


3.                                     Commitments and Other Matters:

  At March 31, 1997, commitments, primarily for capital expenditures, approximated $61 million. These commitments include

3. Commitments and Other Matters (continued):

  anticipated expenditures of $2 million in 1997 for environmental protection related to planned expansions and upgrades primarily at the Company's paper mills in Arizona, Virginia and Wisconsin.
  The remaining commitments of $59 million are primarily for various capital projects, none of which is individually material.

  Additional non-determinable environmental protection expenditures could be required in the future if facilities are expanded or if more stringent standards become applicable. See Note 6.

  As of April 30, 1997, Chesapeake Corporation signed a definitive agreement with St. Laurent Paperboard Inc. (Toronto and Montreal:SPI) wherein St. Laurent will purchase Chesapeake's West Point, VA, kraft products mill, four box plants and other related assets for approximately $500 million. The proposed transaction will represent a major step forward in Chesapeake's long-term business strategy of focusing on its faster-growing packaging and tissue operations.

  Under the terms of the proposed transaction, Chesapeake will retain ownership of its timberlands and will enter into a 15-year agreement to supply the West Point mill with a substantial portion of its virgin fiber requirements at market prices. St. Laurent will also enter into a five-year agreement to supply paper at market prices to Chesapeake's packaging operations. Chesapeake expects to record a gain on the sale upon the closing of the transaction.

  The four box plants involved in the transaction are located in Richmond, VA; Roanoke, VA; Baltimore, MD; and North Tonawanda, NY. The total operations to be sold employ approximately 1,750 people. The annual manufacturing capacity of the West Point mill is about 920,000 tons of kraft pulp and paper products.

  The anticipated sale price of approximately $500 million will consist of at least $425 million in cash and up to $75 million of St. Laurent common stock.

  Assuming current market values and after giving effect to a planned concurrent public offering by St. Laurent Paperboard Inc., the shares to be acquired by Chesapeake would represent up to approximately 14% of the issued and outstanding common shares of St. Laurent Paperboard Inc. Any common shares of St. Laurent Paperboard Inc. acquired by Chesapeake pursuant to the purchase agreement described above will be subject to a Stand-Still Agreement, dated as of the closing date. The Stand-Still Agreement will provide, in relevant part, that for a period of 180 days after the closing date, Chesapeake may not sell, contract to sell or otherwise dispose of, loan, pledge or grant any rights to acquire any such shares without the prior written consent of St. Laurent Paperboard Inc.


3. Commitments and Other Matters (continued):

  Funds received from the transaction are expected to be used to reduce debt, expand the Company's stock repurchase program and finance growth initiatives internally and through acquisitions. When the sale of the West Point mill and related assets is completed, Chesapeake will be a more focused, growth-oriented company with reduced capital intensity and cyclicality. Closing of the proposed sale is expected in late May 1997 subject to regulatory approvals and the successful completion of St. Laurent's financing initiatives, as well as other customary conditions to closing.

4.                                     Litigation:

  Wisconsin Tissue ("WT"), a wholly-owned subsidiary of the Company, has been identified by the federal government and the state of Wisconsin as a potentially responsible party with respect to possible natural resource damages in the Fox River and Green Bay System. See Note 6 for further information regarding this notice.

  The Company is a party to various other legal actions which are ordinary and incidental to its business.

  While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

5.                                     Income Taxes:

  The Company's effective income tax rate was 37.5% in the first quarter 1997 compared to 36.5% for first quarter 1996. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from acquisitions.

6.                                     Environmental Matters:

  Chesapeake has a strong commitment to protecting the environment. The Company has an environmental audit program to monitor compliance with environmental laws and regulations. The Company is committed to abiding by the environmental, health and safety principles of the American Forest & Paper Association. Each expansion project has been planned to comply with applicable environmental regulations and to enhance environmental protection at existing facilities. The Company faces increasing capital expenditures and operating costs to comply with expanding and more stringent environmental regulations, although compliance with existing environmental regulations is not expected to have a materially adverse effect on the Company's earnings, financial position, or competitive position.

6. Environmental Matters (continued):

  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. Except for the United States Department of Interior, Fish and Wildlife
 Service ("FWS") claims related to the Fox River discussed below, the Company is not presently named as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position or results of operation.

     In June 1994, the FWS, a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notice from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the Fox River. The FWS is proceeding with a natural resource damage assessment with respect to the alleged discharges and on January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs are engaged in discussions with the parties asserting federal trusteeship of the natural resources concerning the proposed damage assessment and the basis for resolution of the restoration claims.

  WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration, and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System. On January 31, 1997, the PRPs signed an interim partial settlement with the state of Wisconsin under which the PRPs will provide funds for an interim phase of resource damage and restoration work. WT's obligation under the interim settlement would not be material to the Company's financial position or results of operations. Based on presently available

6. Environmental Matters (continued):

  information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any final settlement.

  The ultimate cost to WT, if any, associated with this matter cannot be predicted with certainty at this time, due to: the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, WT's share of any multi-party clean-up; the uncertain extent of any contamination; the varying costs of alternative restoration methods; the evolving nature of clean-up technologies and governmental regulations; the lack of controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. The Company believes that it is entitled to indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to all liabilities related to this matter. The prior owner has reimbursed WT for out-of-pocket costs and attorneys' fees related to investigation of the matter. The Company believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

  In March 1995, the United States Environmental Protection Agency ("EPA") issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. The State of Wisconsin is in the process of modifying state regulations to comply with the Final Guidance. Assuming state approval, compliance with the modified state regulations will be required as early as the third quarter of 1997. Based on the regulations as presently proposed by Wisconsin, WT does not anticipate significant capital expenditures or additional operating costs as a result of complying with the modified regulations.

  The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when promulgated, are expected to require compliance within three years after the date of adoption. The rules as currently proposed would primarily affect the Company's bleached kraft products mill in West Point, VA. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially the form currently proposed, compliance would require capital expenditures totaling not more than approximately $55.0 million at the Company's two largest paper mills located in West Point, VA, and Menasha, WI. As discussed in
  Note 3 above, the Company anticipates that the sale of its West Point, VA, mill will be completed in late May. The eventual capital expense impact on the Company of compliance with the

6.                                     Environmental Matters (continued):

  definitive Cluster Rules is not presently determinable and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business of compliance with the definitive Cluster Rules will depend on a number of other factors, including: the domestic and international competitive effects of compliance; and the effect of evolving consumer demands related to environmental issues on the Company and its competitors.

  Chesapeake operates under, and believes that it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.






































           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1st Quarter 1997 vs. 1st Quarter 1996

     Net sales for the three months ended March 31, 1997, were $294.5 million, 6% higher than net sales of $277.7 million in the first three months of 1996. The higher sales were primarily the result of volume growth in all three segments, offset in part by weak pricing conditions for kraft products.

     The Company experienced a net loss of $3.5 million, or $.15 a share, for the first quarter of 1997, compared to net income of $7.9 million, or $.33 a share, for the first quarter of 1996. The loss was primarily attributable to continuing weak market pricing in the kraft products business. Cost of products sold as a percentage of net sales was 3% higher than in the first quarter of last year. Selling, general and administrative expenses as a percentage of net sales were up about 1%. Expenses were higher due to the start-up of various growth initiatives, particularly in the packaging segment.
Depreciation was up 22% over 1996's amount as a result of capital spending and acquisitions in 1996. Other income and expenses was down
$1.9 million compared to the prior year. Interest expense of $9.5 million was up $1.7 million over first quarter 1996 due to increased borrowings used to fund the 1996 capital expenditures and acquisitions.

BUSINESS SEGMENT HIGHLIGHTS
                                     First Quarter    Fourth Quarter
                                   1997      1996        1996
  Net Sales:
       Packaging                       $124.1    $109.2      $127.5
       Tissue                            94.7      93.8        92.9
       Kraft products                    74.5      73.2        72.0
       Corporate                          1.2       1.5         2.6
                                       $294.5    $277.7      $295.0
  EBIT:
       Packaging                       $   .4    $  4.8      $  6.2
       Tissue                            13.2      12.5        12.9
       Kraft products                    (6.3)      7.3        11.3
       Corporate                         (3.4)     (4.4)       (8.4)
                                       $  3.9    $ 20.2      $ 22.0



    As of April 30, 1997, Chesapeake Corporation signed an agreement with St. Laurent Paperboard Inc. (Toronto and Montreal:SPI) for St.
Laurent to purchase Chesapeake's West Point, VA, kraft products mill, four box plants and other related assets, for approximately $500 million. The proposed transaction will represent a major step forward in Chesapeake's long-term business strategy of focusing on its faster-growing packaging and tissue operations. See Note 3 to the consolidated financial statements for further information regarding this sale.

     Net sales for the packaging segment of $124.1 million were up 14% compared to first quarter last year due to a 7% growth in unit volume and the third quarter 1996 acquisition of Chesapeake Europe. Volume was higher in all three packaging businesses: point-of-sale displays, consumer graphic packaging, and corrugated shipping containers. However, EBIT for this segment declined 92% to $.4 million from $4.8 million last year, as a result of lower selling prices and higher fixed operating costs at several recently expanded facilities. Both the European and Canadian packaging operations were profitable in the first quarter of 1997.

       Net sales for the tissue segment of $94.7 million were up 1% compared to the first quarter of last year. Shipments of converted tissue products were 62,531 tons, a 13% increase over the first quarter of 1996. For the quarter, 89% of tissue shipments were converted products, up from 75% during the first quarter 1996. EBIT for the tissue segment for the first quarter of 1997 was up 6% compared to the first quarter of last year. This increase was due to the increased volume of converted products and improved productivity, which offset the impact of slightly lower average prices than in the first quarter of last year. Chesapeake's Mexican tissue operations, acquired in the fourth quarter of 1996, were profitable in first quarter 1997.

      Net sales for the kraft products segment of $74.5 million increased 2% compared to the first quarter of 1996. Shipments of 216,215 tons were up 12% from the first quarter of last year as a result of operating efficiencies generated by the rebuild of the #2 paper machine at the West Point, VA, kraft mill. Average selling prices were 20% lower than in the first quarter of 1996 as market conditions continued to be weak. This segment generated a $6.3 million operating loss, $13.6 million lower than last year's first quarter EBIT of $7.3 million. The loss was due to extremely unfavorable pricing conditions that more than offset the sales volume and production efficiency gains at the mill.

1st Quarter 1997 vs. 4th Quarter 1996

     Net sales for the first quarter of 1997 were approximately the same as those for the fourth quarter of 1996. Volume increased for kraft products, but was down slightly for the tissue and packaging businesses. The first quarter is normally the seasonal low-point for many of Chesapeake's businesses. Selling prices for kraft products continued to decline. Selling prices for packaging and tissue products were approximately the same as those of the fourth quarter of last year.

     The net loss for the first quarter of 1997 of $3.5 million was $12.3 million less than net income of $8.8 million earned in the fourth quarter of 1996, primarily because of the increase in cost of products sold, higher depreciation, increased interest expense and lower miscellaneous income. Cost of products sold as a percentage of net sales increased about 4%. Selling, general, and administrative expenses as a percentage of net sales was about the same as last quarter. Depreciation was $5.5 million higher due to capital spending and acquisitions. Other income and expenses, net decreased by $3.4 million because of outside timber sales and hunting rights income in the fourth quarter of last year. Interest expense was up 4% because of increased borrowings related to the 1996 capital expenditures and acquisitions.

      Net sales of the packaging segment for the first quarter of 1997 were down $3.4 million, or 3%, from the fourth quarter of 1996. Sales volume approximated that of the previous quarter. Earnings for the segment declined $5.8 million to $.4 million as a result of lower selling prices and higher fixed operating costs at several recently expanded facilities. The European packaging operations were profitable in the first quarter of 1997 compared to a small loss in fourth quarter 1996. The near-term outlook for the consumer graphic packaging business is unfavorable, as the Company expanded this business in anticipation of market growth which is occurring at a rate which is slower than expected. Overall, the outlook for the packaging segment continues to be positive.

     Net sales of the tissue segment for the first quarter of 1997 increased 2% compared to the fourth quarter of 1996 as sales from the new operations in Mexico, acquired in December 1996, more than offset the effects of the normally seasonally slow first quarter. Sales volume of converted tissue products was down 3% from last quarter, while selling prices increased 1%. Additional converting equipment is scheduled to come on line during the year which is expected to favorably impact the sales volume of higher-margin converted products.

     Net sales of kraft products for first quarter 1997 increased 3% compared to the fourth quarter of 1996. Shipments improved 3%, while average selling prices dropped 7%. EBIT was down $17.6 million from last quarter to a loss of $6.3 million due primarily to the impact of lower selling prices.

Capital Expenditures

     Capital expenditures and acquisitions for the first three months of 1997 totaled $15.1 million and related primarily to strategic initiatives in the tissue and packaging businesses. These expenditures were down $24.4 million compared to the first quarter capital spending of $39.5 million last year and well below depreciation levels.
Capital expenditures for 1997 are expected to be approximately $89 million. These initiatives include: new tissue converting equipment at the Bellemont, AZ, and Greenwich, NY, facilities; and expansion of the Erlanger, KY, display and packaging plant. These projects are consistent with Chesapeake's strategy of expanding the packaging and tissue businesses, reducing costs and focusing capital spending on projects that generate a high return on investment. No other 1997 capital projects are expected to account for more than 5% of the total planned spending. Capital expenditures for 1997 are expected to be financed with internally generated cash.

Liquidity and Capital Structure

     Working capital increased $27.4 million during the first quarter of 1997 primarily as a result of increased accounts receivable and a reduction of accounts payable. Accounts receivable increased $14.5 million from year end amounts. However, the average collection period for the quarter approximated that of the first quarter of last year. Inventories decreased $1.0 million during the first quarter of 1997. The inventory turnover rate for the quarter approximated that of the first quarter of 1996. Accounts payable and accrued expenses decreased $8.7 million during the quarter as a result of lower capital spending and timing of payments. The ratio of current assets to current liabilities was 2.2 at the end of the first quarter of 1997,
2.1 at the end of the first quarter of 1996 and 2.0 at year end 1996.

     EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested, and amortization was $31.6 million for the first quarter of 1997, or 26% lower than $42.6 million for the first quarter of 1996. Lower income before taxes was primarily responsible for this decrease. EBITDA for the first quarter of 1997 was 28% lower than EBITDA of $44.0 million for the fourth quarter of 1996. Net cash provided by operating activities for the first quarter of 1996 was $2.0 million, or $29.4 million less than in the first quarter of last year, primarily due to lower earnings and the change in accounts receivable.

     At the end of the first quarter of 1997, long-term debt totaled $518.7 million, or $19.3 million higher than at year-end. The ratio of long-term debt to total capital was 47% at the end of the first quarter of 1997, compared to 41% at the end of the first quarter of last year and 46% at year end 1996. Chesapeake's target range for its ratio of long-term debt to total capital is 35% - 45%. The ratio of long-term debt to stockholders' equity was 112% at the end of the first quarter of 1997, compared to 88% at the end of first quarter 1996 and 106% at year end 1996. Out of a total of $245 million committed and $120 million uncommitted credit lines available at the end of the first quarter, $220 million were utilized. The Company intends to use a portion of the proceeds from its planned sale of the West Point, VA, kraft products mill to reduce debt. See Note 3 to the consolidated financial statements.

    Foreign currency transactions and financial statements of foreign subsidiaries are translated into U.S. dollars at prevailing or current rates respectively, except for revenue, costs and expenses which are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions, other than transactions used to hedge the value of investments in certain foreign subsidiaries, are included in income currently. Gains and losses resulting from hedging transactions and from translation of financial statements are excluded from the statement of income and are credited or charged directly to a separate component of shareholders' equity. Translation gains and losses of subsidiaries operating in hyperinflationary economies are included in net income currently.

     "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may include "forward-looking statements" that involve risks and uncertainties. The assumptions used as a basis for the forward-looking statements include many estimates which, among other things, depend on the achievement of future volume increases and cost savings, the consummation of projected divestitures on favorable terms, and the availability of suitable acquisition candidates. General economic, political, currency, regulatory, technological, competitive, and other factors outside of the control of the Company could cause actual results to differ materially from those anticipated
in the forward-looking statements.

                               PART II



Item 1.       Legal Proceedings

         Reference is made to Note 4 of the Notes to Consolidated
         Financial Statements included herein.

Item 4.                               Submission of Matters to a Vote of Security Holders

       At the Annual Meeting of Stockholders on April 23, 1997, the following business was transacted:

       (1)  All nominees for election to the Board of
            Directors were elected.
                                            Number         Number
                                            of             of Shares
                                            Shares         Authority
                                            For            Withheld
                      C. Elis Olsson        20,937,227     135,861
                      Wallace Stettinius    20,936,301     136,787
                      Joseph P. Viviano     20,937,904     135,184
                      Harry H. Warner       20,917,386     155,702

       (2)  The 1997 Incentive Plan was approved.  There were
            18,413,096 votes for the proposal and 2,379,776 against with 280,216 abstentions.

       (3) The appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending
            December 31, 1997 was ratified.  There were
            20,961,439 votes for the proposal and 52,438 against with 59,211 abstentions.

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


                                          CHESAPEAKE CORPORATION
                                               (Registrant)


Date: May 14, 1997                     BY:   /s/Christopher R. Burgess
                                                Christopher R. Burgess
                                                      Controller



Date: May 14, 1997                     BY:   /s/William T. Tolley
                                                William T. Tolley
                                              Chief Financial Officer

                          EXHIBIT INDEX


                                                           Page
Exhibit 11.1                                                20
    Computation of Net Income per Share of
    Common Stock












































                                                                                         EXHIBIT 11.1




               CHESAPEAKE CORPORATION AND SUBSIDIARIES
         COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
         FOR THE FIRST QUARTER ENDED MARCH 31, 1997 AND 1996

       (Share amounts in thousands, dollar amounts in millions,
                    except for per share amounts)

                                                     1997     1996
Primary:
  Weighted average number of common shares
   outstanding                                      23,433   23,722
  Net additions to common shares assuming
    exercise of dilutive options, determined by
    treasury stock method                                -      119
  Common shares and equivalents                     23,433   23,841
  Net income (loss)                                 $ (3.5)   $ 7.9
  Per share amount                                  $ (.15)   $ .33
Fully diluted:
  Common shares and equivalents                     23,433    23,841
  Net additional common shares issuable upon
    exercise of dilutive options, determined
    by treasury stock method using period end
    market price, if higher than average
    price                                                -        37
  Common shares, equivalents and other
    potentially dilutive securities                 23,433    23,878
  Net income (loss) for fully diluted
    computation                                     $ (3.5)    $ 7.9
  Per share amount                                  $ (.15)   $  .33


NOTE:   (a) Dilution is less than 3%