Form 10-Q
period 1997-06-30
CHESAPEAKE CORP /VA/
filed 1997-08-08
CIK 19731

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

           Common stock of $1 par value, 23,555,350 shares.



                                              Page 1 of 24 Pages.




                                 PART I

Item 1.  Financial Statements.

                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
               FOR THE SECOND QUARTER AND YEAR TO DATE ENDED
                          JUNE 30, 1997 AND 1996
                                   Second Quarter      Year to Date
                                   1997      1996      1997    1996
                                 (In millions, except per share data)

Net sales                              $264.3    $276.6    $558.8  $554.3
Costs and expenses:
  Cost of products sold                 201.3     203.2     424.9   405.2
  Depreciation and cost
   of timber harvested                   19.8      21.9      46.5    43.8
  Selling, general and
   administrative expenses               41.2      37.8      82.5    74.3
  Restructuring/special charges          18.9                 -        18.9       -

    Income (loss) from operations       (16.9)     13.7     (14.0)        31.0

Gain on sale of businesses               86.3    -           86.3  -
Other income and expenses, net            2.1       1.2       3.1          4.1
Interest expense, net                    (6.8)     (8.4)    (16.3)       (16.2)

    Income before taxes and
      extraordinary item                 64.7       6.5      59.1    18.9

Income taxes                             27.6       2.6      25.5     7.1
    Income before extraordinary
      item                               37.1       3.9      33.6         11.8
Extraordinary item, net of income
 tax                                     (2.3)               -     (2.3)     -

    Net income                          $34.8     $ 3.9     $31.3   $11.8

Per share:
   Earnings before extraordinary
     item                               $1.57     $ .17     $1.42        $ .50
   Extraordinary item, net of
     income taxes                        (.10)              -       (.10)    -
   Earnings                             $1.47     $ .17     $1.32        $ .50

Weighted average number of
  common shares and
  equivalents outstanding                23.8      23.7      23.7    23.8

Cash dividends declared per
  share of common stock                 $ .20     $ .20     $ .40        $ .40

                          See accompanying notes.
                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                                       June 30, 1997       Dec. 31, 1996
                                                  (In millions)

       ASSETS
Current assets:
    Cash and cash equivalents              $   253.4               $   9.8
    Accounts receivable, less
      allowances for doubtful
      accounts of $5.4 and $4.7                116.3                 153.9
    Inventories, at lower of cost
      or market                                 99.9                 134.4
    Deferred income taxes                       16.5                  16.5
    Other                                        8.8                  11.2

      Total current assets                     494.9                 325.8



Property, plant and equipment, at cost:
    Land, buildings, machinery
      and equipment                            793.3               1,580.0
    Less accumulated depreciation             (332.4)               (756.3)

                                               460.9                 823.7


    Timber and timberlands, net                 39.6                  39.8

  Net property, plant and equipment            500.5                 863.5


Goodwill, net                                   43.8                  58.3


Other assets                                    38.7                  42.6


                                            $1,077.9              $1,290.2











                                           June 30, 1997   Dec. 31, 1996
                                                   (In millions)

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses         $  146.9        $  157.6
  Current maturities of long-term debt                .9             3.9
  Dividends payable                                  4.7             4.7
  Income taxes payable                              85.6             0.6


      Total current liabilities                    238.1           166.8


Long-term debt                                     265.5           499.4

Postretirement benefits other than
  pensions                                          16.4            28.0

Deferred income taxes                               64.4           126.9



Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,555,350 and
    23,398,137 shares                               23.6            23.4
  Additional paid-in capital                       100.9            97.2
 Foreign currency translation adjustment            (1.3)         -
  Retained earnings                                370.3           348.5

                                                   493.5           469.1

                                                $1,077.9        $1,290.2


                          See accompanying notes.



                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEAR TO DATE ENDED JUNE 30, 1997 AND 1996
                                                            1997      1996
                                                             (In millions)
Operating activities
  Net income                                               $ 31.3    $ 11.8
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             48.2      45.2
    Deferred income taxes                                   (62.5)      3.3
    (Gain) on sale of property, plant and equipment          ( .6)     ( .1)
    (Gain) on sale of businesses                            (86.3)      -
    Restructuring/special charges                            18.9       -
    Extraordinary item                                        4.0       -
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                   (6.1)    ( 2.3)
       Inventories                                           (5.6)      5.0
       Other assets                                           5.5       -
       Accounts payable and accrued expenses                 18.6       8.9
       Income taxes payable                                  78.2      (5.3)
       Other payables                                         2.6       1.3

  Net cash provided by operating activities                  46.2      67.8

Investing activities
  Purchases of property, plant and equipment                (32.1)    (75.7)
  Acquisitions                                               ( .3)    (30.8)
  Proceeds from sale of property, plant and equipment          .7        .2
  Proceeds from sale of businesses, net of disposition
   expenses                                                 472.7       -
  Other                                                      (2.3)       .9

  Net cash provided by (used in) investing activities       438.7    (105.4)

Financing activities
  Net borrowings (payments) on credit lines                (169.0)     62.7
  Payments on long-term debt                                (63.6)     (4.0)
  Proceeds from long-term debt                                 .1        .3
  Proceeds from issuances of common stock                      .6       -
  Purchase of outstanding common stock                        -       (12.1)
 Dividends                                                   (9.4)     (9.5)

  Net cash provided by (used in) financing activities      (241.3)     37.4

  Increase (decrease) in cash                               243.6      ( .2)

Cash at beginning of period                                   9.8       5.2
  Cash at end of period                                    $253.4     $ 5.0

Supplemental cash flow information:
  Interest payments                                         $21.1     $15.9

  Income tax payments, net of refunds                       $ 1.8     $ 8.9

                            See accompanying notes.





                CHESAPEAKE CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company") included herein are unaudited, except for the December 31, 1996 consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1997 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

   In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This standard, which is effective for financial statements for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure, including rights and privileges of the various securities outstanding. The Company does not expect the impact of this statement to be material to its financial statements.

    In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard, which is effective for fiscal years beginning after December 15, 1997, requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements in a statement displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners or distributions to owners. This includes items that now bypass the income statement and are shown as a separate component of equity. The Company does not expect the impact of this statement to be material to its financial statements or earnings.

    In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard, which is effective for financial statements for periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that selected operating segment information be reported in interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Segments are generally required to be reported based on the way management internally organizes its segments for making operating decisions and assessing performance. While more disclosure and descriptive information will be required regarding its operating segments, the Company already uses the "management" approach in reporting its segments and includes certain segment information with its interim financial statements.

2.  Inventories:
                                        June 30, 1997   Dec. 31, 1996
                                                (In millions)
    Inventories consist of:
       Finished goods                           $ 36.4          $ 44.1
       Work-in-process                            31.9            35.9
       Materials and supplies                     31.6            54.4

          Totals                                $ 99.9          $134.4

3. Commitments:

   At June, 30, 1997, commitments, primarily for capital expenditures, approximated $54 million. These commitments include anticipated expenditures of $2 million in 1997 for environmental protection related to planned expansions and upgrades primarily at the Company's paper mills in Arizona and Wisconsin. The remaining commitments of $52 million are primarily for various capital projects, none of which is individually material.

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

   On May 13, 1997, the Attorney General of Florida filed a civil complaint against WT alleging violations of antitrust laws. The complaint also sues nine other commerical and industrial tissue manufacturers and seeks compensatory monetary damages, civil penalties, and injunctive relief. At least 27 other private civil antitrust class actions have also been filed against WT (or against the Company, identifying WT as a "division" of the Company), and against the other defendants. No discovery has been conducted to date. WT and the Company believe that they have vaild defenses to the plaintiffs' claims, and they intend to defend the actions vigorously.

   The Company is a party to various other legal actions which are ordinary and incidental to its business.

   While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

5. Income Taxes:

   The Company's effective income tax rate was 43.2% for the first two quarters of 1997 compared to 37.5% for the first two quarters of 1996. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from one-time second quarter dispositions and restructuring charges and from acquisitions.

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

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other

6. Environmental Matters (continued):

   remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. The U.S. Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and has identified WT as a possible PRP. Except for matters involving the Fox River which are discussed below, the Company is not presently named as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position or results of operation.

   In June 1994, the FWS, a federal natural resources trustee,  notified
   WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notice from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The FWS is proceeding with a natural resource damage assessment with respect to the alleged discharges and; on January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs are engaged in discussions with the parties asserting federal trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the federal natural resource damage claims.

   WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration, and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System. On January 31, 1997, the PRPs signed an interim partial settlement with the State of Wisconsin under which the PRPs will provide funds for an interim phase of resource damage assessment and restoration work. WT's obligation under the interim settlement would not be material to the Company's financial position or results of operations.

   On June 18, 1997, EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National
   Priorities List of hazardous waste sites.  EPA identified several

6. Environmental Matters (continued):

   possible PRP's including WT. EPA has requested the participation of the PRP's in performing a remedial investigation/feasibility study of the lower Fox River site. WT and other PRP's are in the process of preparing a response to EPA's request.

   The ultimate cost to WT, if any, associated with this matter cannot be predicted with certainty at this time, due to: the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, WT's share of any multi-party clean-up; the uncertain extent of any contamination; the varying costs of alternative restoration methods; the evolving nature of clean-up technologies and governmental regulations; the lack of controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. Based on presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any final settlement. The Company believes that it is entitled to indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to all liabilities related to this matter. The prior owner has reimbursed WT for out-of-pocket costs and attorneys' fees related to investigation of the matter. The Company believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

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

   The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when promulgated, are expected to require compliance within three years after the date of adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially the form currently proposed, compliance would require capital expenditures totaling not more than approximately $5 to 6 million at the Company's

6. Environmental Matters (continued):

   largest paper mill located in Menasha, WI. The eventual capital expense impact on the Company of compliance with the definitive Cluster Rules is not presently determinable and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business of compliance with the definitive Cluster Rules will depend on a number of other factors, including: the domestic and international competitive effects of compliance; and the effect of evolving consumer demands related to environmental issues on the Company and its competitors.

   Chesapeake operates under, and believes that it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

7. Recent Developments:

   On May 23, 1997, Chesapeake Corporation ("Chesapeake") completed the sale to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)"), a wholly-owned subsidiary of St. Laurent Paperboard Inc. (Toronto and Montreal: SPI), of : (i) the sole membership interest in Chesapeake Paper Products Company LLC (successor to Chesapeake Paper Products Company), a wholly-owned subsidiary of Chesapeake which, as of the closing date, owned and operated Chesapeake's kraft products mill located in West Point, VA (the "West Point Mill"); (ii) all of the capital stock of Chesapeake Box Company which, as of the closing date, owned and operated directly or through a subsidiary substantially all of the assets of four of Chesapeake's corrugated box plants; and (iii) all of the capital stock of Chesapeake Fiber Company which, as of the closing date, owned and operated directly or through a subsidiary certain assets related to the West Point Mill's wood procurement operations. The four box plants involved in the transaction are located in Richmond, VA; Roanoke, VA; Baltimore, MD; and North Tonawanda, NY.

   The purchase price of approximately $500.0 million was paid in cash at closing, subject to post-closing adjustment as described below. The transaction resulted in an after-tax gain for Chesapeake of $49.1 million, or $2.07 a share, recorded in the second quarter of 1997. Chesapeake used about half of the proceeds ($252 million) to reduce debt, and plans to use the remainder of the net after tax proceeds to repurchase its common stock and finance growth opportunities internally and through acquisitions in the packaging and recycled tissue businesses.

   Chesapeake retained ownership of its 326,000 acres of timberlands following the transaction, and entered into a 15-year agreement with St. Laurent Forest Products Corp., a wholly-owned subsidiary

7. Recent Developments (continued):

   of St. Laurent (U.S.), to supply the West Point Mill with a substantial portion of its virgin fiber requirements at market prices. St. Laurent Paper Products Corp. and St. Laurent Packaging Corp., each wholly-owned subsidiaries of St. Laurent (U.S.), entered into five-year agreements with Chesapeake to supply paper and/or corrugated sheets at market prices to certain of Chesapeake's remaining packaging operations.

   In total, the operations sold by Chesapeake employed approximately 1,750 people as of the closing date and had sales in 1996, after intercompany eliminations, of approximately $412 million.

   Chesapeake has agreed to indemnify St. Laurent Paperboard, Inc. and St. Laurent (U.S.) against losses incurred by them which are attributable to any breach of a representation or warranty or covenant made by Chesapeake in the Purchase Agreement, provided notice is given to Chesapeake within the applicable survival period specified therein. The final purchase price is subject to adjustment to reflect changes in certain agreed-upon balance sheet items from December 31, 1996, through the closing date.
   Chesapeake expects that such adjustment will be completed during the third quarter of 1997.

   During the second quarter, the Company decided to restructure its Specialty Packaging and Merchandising Services business. The restructuring includes management reorganization and the closing of the Sandusky, OH, point-of-sale display facility and the Buffalo, NY, consumer graphic packaging facility. The intent of these moves is to eliminate redundant overhead and processes, improve geographic efficiency and reduce fixed costs. The plant closings resulted in a one-time second quarter charge. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

   On July 14, 1997, the Company announced the election of Thomas H. Johnson as president and chief executive officer and a director of the Corporation, effective August 1, 1997. J. Carter Fox, who has served as chief executive officer for almost 17 years, will retire as president and chief executive officer on the effective date, but will continue to serve as a director and as Chairman of the Board of Directors. Mr. Johnson has held several positions in the packaging industry, most recently as president and chief executive officer of Riverwood International Corporation which is headquartered in Atlanta, Georgia.

   On August 7, 1997, the Company announced that C. Elis Olsson has resigned from the Company's board of directors. He will continue as vice president of operations at Chesapeake Display & Packaging Company's Pelahatchie, Mississippi, plant.




Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL      CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

BUSINESS SEGMENT HIGHLIGHTS
                                                                        Second Quarter First Quarter  Year-to-date
                        1997      1996      1997          1997   1996
Net Sales:
 Tissue                    $102.0    $100.6    $ 94.7         $196.7      $194.4
 Specialty packaging         97.1      78.5      93.8          190.9       156.3
 Forest products/
  land development            9.2       5.9       6.5           15.7        10.9
 Ongoing operations         208.3     185.0     195.0          403.3       361.6
 Divested businesses         56.0      91.6      99.5          155.5       192.7
                           $264.3    $276.6    $294.5         $558.8      $554.3

EBIT:
 Tissue                     $13.5     $20.1    $ 13.2          $26.7      $ 32.6
 Specialty packaging         (0.6)      4.0      (2.0)          (2.6)        7.1
 Forest products/
  land development            2.9        .6       2.7            5.6         2.7
 Corporate                   (3.4)     (3.3)     (4.0)          (7.4)       (8.0)
 Ongoing operations          12.4      21.4       9.9           22.3        34.4
 Divested businesses         (8.3)     (6.5)     (6.0)         (14.3)         .7
 Gain on sale of
   businesses                86.3     -        -                86.3      -
 Restructuring/
   special charges          (18.9)    -        -               (18.9)     -
                            $71.5     $14.9      $3.9          $75.4       $35.1

2nd Quarter 1997 vs. 2nd Quarter 1996

     Net income for the three months ended June 30, 1997, was $34.8 million, or $1.47 a share, compared with 1996 second-quarter net income of $3.9 million, or $.17 a share. Results for the second quarter of 1997 included an after-tax gain of $49.1 million, or $2.07 a share, from the sale of the West Point kraft products mill, certain wood procurement assets and four corrugated container plants to St. Laurent Paperboard (U.S.) Inc. on May 23, 1997. The second quarter results also included restructuring and special charges related to Chesapeake's tissue and specialty packaging businesses of $18.9 million pre-tax ($10.8 million after tax, or $.45 a share) and an extraordinary loss of $2.3 million after tax, or $.10 a share, associated with extinguishment of long-term debt. The restructuring and special charges included expected future costs related to the closing of two specialty packaging facilities (see Note 3), salaried personnel reductions in the packaging and tissue businesses, and fixed asset write-downs, litigation accruals and other non-recurring charges.

     Net income from ongoing operations on a pro forma basis (after giving effect to the sale of the West Point mill and related assets as if it had occurred as of the beginning of the second quarter 1997 and to the application of the net proceeds to reduce long-term debt and generate interest income), and excluding the special charges and extraordinary loss recorded in the second quarter 1997, was $5.4 million, or $.23 a share, for the second quarter of 1997, compared to pro forma net income of $11.1 million, or $.47 a share, in the second quarter of 1996. The decline in net income was due to lower pricing in the tissue and speciality packaging businesses, start-up costs in the tissue business, and lower operating rates in the speciality packaging business.

     Net sales for the three months ended June 30, 1997, were $264.3 million, compared with second-quarter 1996 net sales of $276.6 million. Second quarter 1997 net sales from ongoing operations were $208.3 million, up 13% from second-quarter 1996 ongoing net sales of $185.0 million. This increase in net sales from ongoing operations was primarily the result of acquisitions in France and Mexico in the second half of 1996.

     Net sales for the tissue segment of $102.0 million for the second quarter 1997 were up 1% from second quarter 1996. Shipments of converted tissue products were 66,445 tons, a 5% increase over second quarter last year. For the quarter, 88% of tissue shipments were converted products, up from 82% for the second quarter last year.
EBIT for the tissue segment for the second quarter of 1997 of $13.5 million was down 33% compared to the second quarter of last year. The second quarter segment operating margin of 13% was down substantially from last year's peak of 20%, due primarily to a 3% reduction in average selling prices and start-up costs associated with increased converting capacity. Tissue results were also reduced by the planned maintenance shut-down of two paper machines for two weeks each during the second quarter of 1997. The Company's Mexican tissue operations acquired in December, 1996, were profitable for the 1997 quarter.

     Net sales from ongoing operations for the specialty packaging segment for the second quarter of 1997 of $97.1 million were up 24% compared to the second quarter of 1996 due to 8% growth in unit volume and the acquisition of Chesapeake Europe which was completed in third quarter 1996. The increase was partially offset by lower pricing in most product lines. Lower pricing, combined with several facilities running at low operating rates, resulted in a loss of $.6 million for this segment in the second quarter of 1997 compared to earnings of $4.0 million in second quarter 1996. Restructuring is under way in this segment to better utilize assets and reduce costs.

     Reflecting the May 23, 1997, divestiture of a substantial portion of what was its kraft products segment, the Company has created a new segment--forest products/land development. This new segment includes the Company's forest and building products businesses, all of its timberlands, and its land development business. Prior year data has been reclassified to conform to this current segment presentation.
Net sales of this segment for the second quarter of 1997 of $9.2 million improved 55% over last year's second quarter, while EBIT was $2.9 million for the second quarter of 1997 compared to $.6 million last year. Improvements were due to a 9% increase in lumber shipments, higher sales of pulpwood and chips to the West Point mill and favorable lumber pricing.

     Sales and EBIT results for the second quarter of 1997 for divested businesses compared unfavorably to the second quarter of 1996 due to extremely weak market pricing in the kraft products business and the shorter time period in 1997 due to the May 23, 1997 sale date.

2nd Quarter Year-to-date 1997 vs. 2nd Quarter Year-to-date 1996

     Net income for the six months ended June 30, 1997, was $31.3 million, or $1.32 a share, compared with 1996 first-half net income of
$11.8 million, or $.50 a share. Results for 1997 included the after-tax gain of $49.1 million, or $2.07 a share, from the sale of the West
Point mill and related assets.   Also included in 1997's results were
the restructuring and special charges of $10.8 million after tax, or $.45 a share, and the extraordinary loss of $2.3 million after tax, or $.10 a share.

     Net income from ongoing operations on a pro forma basis (after giving effect to the sale of the West Point mill and related assets as if it had occurred as of the beginning of 1997 and to the application of the net proceeds to reduce long-term debt and generate interest income), and excluding the special charges and extraordinary loss recorded in 1997, was $9.1 million, or $.38 a share, for the first six months of 1997, compared to pro-forma net income of $18.1 million, or $.76 a share, in the first half of 1996. The decline in net income was due to lower pricing in the tissue and speciality packaging businesses, start-up costs in the tissue business, and lower operating rates in the speciality packaging business.

     Net sales for the six months ended June 30, 1997, were $558.8 million, compared with net sales of $554.3 million for the first half of 1996. First-half 1997 net sales from ongoing operations were $403.3 million, up 12% from first-half 1996 ongoing net sales of $361.6 million. This increase in net sales from ongoing operations was primarily the result of acquisitions in France and Mexico in the second half of 1996.

     Net sales for the tissue segment of $196.7 million for the first half of 1997 were up 1% from first-half 1996. Shipments of converted tissue products were 128,976 tons, a 9% increase over last year.
EBIT for the tissue segment for the first six months of 1997 of $26.7 million was down 18% compared to the first half of last year. Average selling prices were down 4% from last year. Tissue results were also reduced by the planned maintenance shut-down of two paper machines for two weeks each during the second quarter of 1997. Also, volume suffered as several converting machines were dismantled and transferred from Wisconsin to newer facilities in Arizona and New York, in connection with strategic initiatives intended to achieve savings and marketing advantages. The Company's Mexican tissue operations have been profitable for the first half of the year.

     Net sales from ongoing operations for the specialty packaging segment for the first half of 1997 were up 22% compared to the first half of 1996 due to 7% growth in unit volume and the acquisition of Chesapeake Europe in third quarter 1996. The increase was partially offset by lower pricing in most product lines. Lower pricing, combined with several facilities running at low operating rates, resulted in a loss of $2.6 million for this segment in the first six months of 1997 compared to earnings of $7.1 million the first half of in 1996. Restructuring is under way in this segment to better utilize assets and reduce costs.

     Net sales of the forest products/land development segment for the first two quarters of 1997 of $15.7 million improved 44% over 1996, while EBIT was $5.6 million compared to $2.7 million last year. Improvements were due to a 15% increase in lumber shipments, higher sales of pulpwood and chips to the West Point mill, favorable lumber pricing and improvements in sawmill efficiency.

     Sales and EBIT results for the first half of 1997 for divested businesses compared unfavorably to the second quarter of 1996 due to extremely weak market pricing in the kraft products business and the shorter time period in 1997 due to the May 23, 1997 sale date.


2nd Quarter 1997 vs 1st Quarter 1997

     Net income for the second quarter 1997 was $34.8 million, or $1.47 a share, compared with a 1997 first-quarter net loss of $3.5 million, or $.15 a share. Results for the second quarter of 1997 included an after-tax gain of $49.1 million, or $2.07 a share, from the sale of the West Point mill and related assets. The second quarter results also included the restructuring and special charges of $10.8 million after tax, or $.45 a share, and the extraordinary loss of $2.3 million after tax, or $.10 a share.

     Net income from ongoing operations on a pro forma basis (after giving effect to the sale of the West Point mill and related assets as if it had occurred as of the beginning of 1997 and to the application of the net proceeds to reduce long-term debt and generate interest income), and excluding the special charges and extraordinary loss recorded in the second quarter 1997, was $5.4 million, or $.23 a share, for the second quarter of 1997, compared to pro forma net income of $3.7 million, or $.15 a share, in the first quarter of 1997.

     Net sales for the three months ended June 30, 1997, were $264.3 million, compared with first-quarter net sales of $294.5 million. Second quarter 1997 net sales from ongoing operations were $208.3 million, up 7% from first-quarter 1997 ongoing net sales of $195.0 million. The first quarter is normally the seasonal low-point for many of the Company's businesses.

     Net sales for the tissue segment of $102.0 million for the second quarter 1997 were up $7.3 million, or 8%, from first quarter 1997.
Shipments of converted tissue products were up 6%.   EBIT for the
tissue segment for the second quarter of 1997 was up 2% compared to
last quarter.   Average selling prices were flat compared  to the
prior quarter. Tissue results for the second quarter 1997 were impacted by the planned maintenance shut-down of two paper machines for two weeks each and start-up costs associated with increased converting capacity. The Company's Mexican tissue operations were again profitable, but earnings were lower than first quarter 1997 due to nonrecurring facility consolidation and moving costs incurred during the second quarter.

     Net sales from ongoing operations for the specialty packaging segment for the second quarter of 1997 were up 4% compared to the
first quarter of 1997, as volume was up 8%.   The increase was
partially offset by lower pricing in most product lines. This segment lost $.6 million in the second quarter compared to a loss of $2.0 million in the first quarter. Low operating rates continued to be a problem for certain facilities. Restructuring is under way in this segment to better utilize assets and reduce costs.

     Net sales of the forest products/land development segment for the second quarter of 1997 improved $2.7 million, or 42%, over the first quarter, while EBIT was $2.9 million compared to $2.7 million last quarter. Improvements were due to higher sales of pulpwood and chips to the West Point mill and favorable lumber pricing.

     Sales and EBIT results for the second quarter of 1997 for divested businesses compared unfavorably to the first quarter of 1997 due to extremely weak market pricing in the kraft products business and the shorter time period in the second quarter due to the May 23, 1997 sale date.

Capital Expenditures

     Capital expenditures and acquisitions for the first six months of 1997 totaled $32.4 million and related primarily to strategic initiatives in the packaging and tissue businesses. Capital expenditures and acquisitions in the first half of 1996 totaled $106.5 million and also related primarily to strategic initiatives in the packaging and tissue businesses, and included the acquisitions of the
Display Division of Dyment Limited.   Total capital expenditures and
acquisitions for 1997 are expected to be approximate $80 million. These initiatives include: new tissue converting equipment at the Bellemont, AZ, and Greenwich, NY, facilities; and expansion of the Erlanger, KY, display and packaging plant. These projects are consistent with Chesapeake's strategy of expanding the packaging and tissue businesses, reducing costs and focusing capital spending on projects that are expected to generate a high return on investment.
No other 1997 capital project is expected to account for more than 5% of the total planned spending. Capital expenditures and acquisitions for 1997 are expected to be financed with internally generated cash and proceeds remaining from the sale of the West Point mill and related assets.


Liquidity and Capital Structure

     Working capital increased $70.4 million during the second quarter
of 1997.   The increase was primarily due to the increase in cash and cash equivalents resulting from the sale of businesses, offset in part by the reduced accounts receivable, inventories and accounts payable caused by the divestiture. Also offsetting the increase was the higher income taxes payable associated with the gain on the sale. The average accounts receivable collection period for the first half of 1997 has improved one day over the first half of 1996. The inventory turnover rate for the first half of 1997 was approximately the same as the first half of last year. The ratio of current assets to current liabilities was 2.1 at the end of the second quarter of 1997 compared to 2.2 at the end of the first quarter of 1997 and 2.0 at year end 1996.

     EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization, was $24.6 million for the second quarter of 1997, not including the one-time gain on the sale of businesses, restructuring/special charges, or the extraordinary item. This was 35% lower than EBITDA of $37.7 million for the second quarter of 1996. Year-to-date EBITDA was $56.2 million, or 30% less than EBITDA of $80.6 million in the first half of 1996. Net cash provided by operating activities for the second quarter was $44.2 million, up from $36.4 million for the second quarter of 1996. Year-to-date net cash provided by operating activities was $46.2 million compared to $67.8 million for the first half of 1996.

     At the end of the second quarter, long-term debt totaled $265.5 million, or $233.9 million lower than long-term debt at year-end 1996. The decrease in borrowings resulted from the use of about half of the proceeds ($250 million) from the second quarter sale of businesses to reduce debt. During the quarter, Chesapeake paid down its bank credit lines, repaid a term loan that was due in the year 2000, and repurchased in open market transactions $26 million of its 9.875% notes due in 2003. An after-tax extraordinary loss of $2.3 million was recorded in the second quarter to recognize the premium paid to extinguish this debt. The ratio of long-term debt to total capital was 32% at the end of the second quarter, compared to 47% at the end of the first quarter of 1997 and 44% at the end of the second quarter of 1996. The ratio of long-term debt to stockholders' equity was 54% at the end of the second quarter of 1997, compared to 112% at the end of the first quarter of 1997 and 99% at the end of the second quarter of 1996. Out of a total of $68.5 million committed and $120 million uncommitted domestic and foreign credit lines available at the end of the second quarter of 1997, $9 million of foreign lines were utilized.

     Foreign currency transactions and financial statements of foreign subsidiaries are translated into U.S. dollars at prevailing or current rates respectively, except for revenue, costs and expenses, which are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions, other than transactions used to hedge the value of investments in certain foreign subsidiaries, are included in income currently. Gains and losses resulting from certain hedging transactions and from translation of financial statements are excluded from the statement of income and are credited or charged directly to a separate component of shareholders' equity. Transaction gains and losses of subsidiaries operating in hyper-inflationary economies are included in net income currently.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in the forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as waste paper and corrugated box and display materials; fluctuations in demand; governmental policies and regulations affecting the environment; interest rates; currency translation movements; and the availability of suitable acquisition candidates.










                               PART II




Item 1.      Legal Proceedings.

             Reference is made to Note 4 of the Notes to Consolidated Financial Statements included herein.

Item 5. Other Information.

             During the second quarter of 1997, the Company decided to restructure its Speciality Packaging and Merchandising Services business. See Note 7 to the condensed consolidated financial statements.

             On July 14, 1997, the Company announced the election of Thomas H. Johnson as president and chief executive officer and a director of the Corporation, effective August 1, 1997. See Note 7 to the condensed consolidated financial statements.

             On August 7, 1997, the Company announced that C. Elis Olsson has resigned from the Company's board of directors. He will continue as vice president of operations at Chesapeake Display & Packaging Company's Pelahatchie, Mississippi, plant.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibit 11.1 - Computation of Net Income Per Share
                                 of Common Stock

                 Exhibit 27.1 - Financial Data Schedule

            (b)  Reports on Form 8-K

                 Current Report on Form 8-K dated April 2, 1997, reporting, under Item 5, that the Company had reached preliminary agreement in principal with St. Laurent Paperboard Inc. regarding St. Laurent's purchase of Chesapeake's West Point, VA, kraft products mill and related assets.

                      Current Report on Form 8-K dated May 23, 1997, reporting, under Item 2, the disposition of the West Point, VA, kraft products mill and related assets.





                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHESAPEAKE CORPORATION
                                               (Registrant)



Date: August 8, 1997               BY:   /s/William T. Tolley
                                             William T. Tolley
                                          Chief Financial Officer








                            EXHIBIT INDEX



                                                                 Page

Exhibit 11.1
         Computation of Net Income per Share of
         Common Stock                                             24



                                                              EXHIBIT 11.1

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                     FOR THE SECOND QUARTER AND YEAR TO DATE
                           ENDED JUNE 30, 1997 AND 1996

             (Share amounts in thousands, dollar amounts in millions,
                          except for per share amounts)
                                           Second Quarter     Year to Date
                                          1997       1996     1997     1996
Primary:
  Weighted average number of common
    shares outstanding                   23,547    23,625    23,490   23,674
  Net additions to common shares
    assuming exercise of dilutive
    options, determined by treasury
    stock method                            240       113       212      115
  Common shares and equivalents          23,787    23,738    23,702   23,789

  Income before extraordinary item         $ 37.1    $  3.9    $ 33.6   $ 11.8
  Extraordinary item                         (2.3)      -        (2.3)     -

  Net income                               $ 34.8    $  3.9    $ 31.3   $ 11.8

  Per share amount:
     Earnings before extraordinary item    $ 1.57     $ .17    $ 1.42    $ .50
     Extraordinary item                      (.10)      -        (.10)    -
     Earnings                              $ 1.47      $ .17   $ 1.32    $ .50

Fully diluted:
  Common shares and equivalents          23,787    23,738    23,702   23,789
  Net additional common shares
    issuable upon exercise of
    dilutive options, determined
    by treasury stock method using
    period end market price, if
    higher than average price                14         -         7       19

  Common shares, equivalents and
    other potentially dilutive
    securities                           23,801    23,738    23,709   23,808

  Income before extraordinary item         $ 37.1    $  3.9    $ 33.6   $ 11.8
  Extraordinary item                         (2.3)      -        (2.3)     -

  Net income for fully diluted
    computation                            $ 34.8    $  3.9    $ 31.3   $ 11.8

  Per share amount: (a)
   Earnings before extraordinary item      $ 1.57   $ .17      $ 1.42  $ .50
   Extraordinary item                        (.10)      -        (.10)    -
   Earnings                                $ 1.47      $ .17   $ 1.32    $ .50

NOTE:   (a) Dilution is less than 3%