Form 10-Q
period 1997-09-30
CHESAPEAKE CORP /VA/
filed 1997-11-13
CIK 19731

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to        .


                    Commission file number: 1-3203

                        CHESAPEAKE CORPORATION

 Incorporated under theI.R.S. Employer
 laws of VirginiaIdentification
        No. 54-0166880


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

           Common stock of $1 par value, 23,102,561 shares.



                                              Page 1 of 33 Pages.





                                      PART I

Item 1.  Financial Statements.

                  CHESAPEAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
               FOR THE THIRD QUARTER AND YEAR TO DATE ENDED
                        SEPTEMBER 30, 1997 AND 1996

                                    Third Quarter Year to Date
                                     1997 1996 1997 1996
                                  (In millions, except per share data)

 Net sales                             $233.7    $309.3    $792.5  $863.6
Costs and expenses:
   Cost of products sold                165.6     224.3     590.5  629.5
  Depreciation and cost
    of timber harvested                  14.2      22.2      60.7    66.0
  Selling, general and
   administrative expenses              36.4      38.1     118.9     112.4
     Restructuring/special charges    -    -    18.9    -

    Income from operations              17.5      24.7       3.5      55.7

   Gain on sale of businesses    -    -         86.3    -
Other income and expenses, net          (0.8)     (0.8)      2.3       3.3
Interest expense, net                   (2.2)     (8.7)    (18.5)    (24.9)

    Income before taxes and
      extraordinary item                14.5      15.2      73.6      34.1

Income taxes                             4.8       5.7      30.3      12.8
   Income before extraordinary
     item                                9.7       9.5      43.3      21.3
Extraordinary item, net of
    income tax    -    -              (2.3)    -

    Net income                         $ 9.7     $ 9.5    $ 41.0    $ 21.3

Per share:
  Earnings before extraordinary
   item                                $0.41     $0.40    $ 1.83     $ .90
  Extraordinary item, net of
     income taxes    -    -          (0.10)    -
  Earnings                             $0.41     $0.40              $ 1.73     $ .90

Weighted average number of
  common shares and
  equivalents outstanding               23.7      23.5      23.7      23.7

Cash dividends declared per
  share of common stock                $0.20     $0.20     $0.60     $ .60


                       See accompanying notes.

               CHESAPEAKE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET


     Sept. 30, 1997Dec. 31, 1996
                          (In millions)

       ASSETS
Current assets:
      Cash and cash equivalents          $135.7           $    9.8
    Accounts receivable, less
      allowances for doubtful
        accounts of $4.8 and $4.7                  132.3              153.9
    Inventories, at lower of cost
        or market                          99.5              134.4
      Deferred income taxes                15.7               16.5
      Other                                 6.1    11.2

        Total current assets              389.3              325.8



Property, plant and equipment, at cost:
    Land, buildings, machinery
        and equipment                     832.1            1,580.0
      Less accumulated depreciation      (362.1)            (756.3)

                                          470.0              823.7


      Timber and timberlands, net          39.4    39.8

    Net property, plant and equipment     509.4   863.5


  Goodwill, net                            44.7    58.3


  Other assets                             47.4    42.6


                                         $990.8$1,290.2










                                           Sept. 30, 1997Dec. 31, 1996
                                                   (In millions)


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses           $142.2        $ 157.6
       Current maturities of long-term debt              0.7            3.9
                          Dividends payable              4.6            4.7
                       Income taxes payable             11.4            0.6


                  Total current liabilities            158.9          166.8


                             Long-term debt            266.0          499.4

 Postretirement benefits other than pensions            16.5           28.0

                      Deferred income taxes             66.9          126.9



Stockholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
                              issued, none
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 23,102,561 and
                          23,398,137 shares             23.1           23.4
    Additional paid-in capital                85.3     97.2
  Foreign currency translation adjustment               (1.4)   -
  Retained earnings                                   375.5           348.5

                                                      482.5           469.1

                                                     $990.8        $1,290.2


                        See accompanying notes.



















                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEAR TO DATE ENDED SEPTEMBER 30, 1997 AND 1996
                                                             1997    1996
                                                             (In millions)
Operating activities
  Net income                                               $ 41.0     $ 21.3
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                             63.4       68.2
    Deferred income taxes                                   (62.5)       6.6
    (Gain) loss on sale of property, plant and equipment      0.3       (0.2)
     Gain on sale of businesses                              (86.3)    -
     Restructuring/special charges                            18.9    -
                                        Extraordinary item   4.0     -
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                  (23.9)      (5.0)
       Inventories                                           (3.4)       3.0
       Other assets                                           3.7        8.5
       Accounts payable and accrued expenses                  6.4        1.8
       Income taxes payable                                   5.7       (3.9)
       Other payables                                         3.3        1.6

  Net cash (used in) provided by operating activities       (29.4)     101.9

Investing activities
  Purchases of property, plant and equipment                (53.8)    (102.6)
                                            Acquisitions   (0.7)       (39.4)
       Proceeds from sale of property, plant and equipment    0.7        0.2
  Proceeds from sale of businesses, net of disposition
    expenses                                                 472.1    -
   Other                                                      (0.4)     -

  Net cash provided by (used in) investing activities       417.9     (141.8)

Financing activities
  Net borrowings (payments) on credit lines                (169.2)      70.7
  Payments on long-term debt                                (64.5)       (3.9)
  Proceeds from long-term debt                                0.5       10.5
   Proceeds from issuances of common stock                     1.3      -
                                                             Purchases of outstanding common stock   (16.6)    (15.2)
 Dividends paid                                             (14.1)     (14.2)

  Net cash provided by (used in) financing activities      (262.6)      47.9

  Increase in cash and cash equivalents                     125.9        8.0

Cash and cash equivalents at beginning of period              9.8        5.2

  Cash and cash equivalents at end of period               $135.7     $ 13.2

                                                             Supplemental cash flow information:
  Interest payments                                        $ 26.0     $ 23.3

  Income tax payments, net of refunds                       $ 77.0    $  8.6

                         See accompanying notes.

               CHESAPEAKE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company") included herein are unaudited, except for the December 31, 1996 consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position, results of operations, and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1997 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

2.  Inventories:
                       Sept. 30, 1997Dec. 31, 1996
                 (In millions)
       Inventories consist of:
         Finished goods                          $34.3          $ 44.1
         Work in process                          32.3            35.9
         Materials and supplies                   32.9            54.4

             Totals                              $99.5          $134.4

  3.Commitments:

    At September 30, 1997, commitments, primarily for capital expenditures, approximated $45 million. These commitments include anticipated expenditures of $2 million in 1997 for environmental protection related to planned expansions and upgrades primarily at the Company's paper mills in Arizona and Wisconsin. The remaining commitments of $43 million are primarily for various capital projects, none of which is individually material.

    Additional non-determinable environmental protection expenditures could be required in the future if facilities are expanded or if more stringent standards become applicable. See Note 6.

  4.Litigation:

    Wisconsin Tissue ("WT"), a wholly-owned subsidiary of the Company, has been identified by the federal government and the state of Wisconsin as a potentially responsible party with respect to possible natural resource damages in the Fox River and Green Bay System. Color-Box, Inc., a wholly-owned subsidiary of the Company, has been notified by the federal government that it may be a potentially responsible party with respect to the PCB Treatment, Inc., Superfund sites in Kansas and Missouri. See Note 6 for further information regarding these notices.

    On May 13, 1997, the Attorney General of Florida filed a civil complaint against WT alleging violations of antitrust laws. The complaint also sues nine other commercial and industrial tissue manufacturers and seeks compensatory monetary damages, civil penalties, and injunctive relief. At least 35 other private civil antitrust class actions have also been filed against WT (or against the Company, identifying WT as a "division" of the Company), and against the other defendants. No discovery has been conducted to date. WT and the Company believe that they have valid defenses to the plaintiffs' claims, and they intend to defend the actions vigorously.

    The Company is a party to various other legal actions which are ordinary and incidental to its business.

    While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

  5.Income Taxes:

    The Company's effective income tax rate was 41.2% for the first three quarters of 1997 compared to 37.5% for the first three quarters of 1996. The differences between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from one-time second quarter 1997 dispositions and restructuring charges and from acquisitions.

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

    The Comprehensive Environmental Response, Compensation and
    Liability Act ("CERCLA") and similar state "superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. On June
    18, 1997, The U.S. Environmental Protection Agency ("EPA") announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites.
    EPA identified several possible PRP's including WT. EPA has requested the participation of the PRP's in performing a remedial investigation/feasibility study of the lower Fox River site. WT and other PRP's are in the process of negotiating the terms of their possible involvement in preparation of the remedial investigation/feasibility study.

     In June 1994, the United States Departmment of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The FWS is proceeding with a natural resource damage assessment with respect to the alleged discharges and, on January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs are engaged in discussions with the parties asserting federal trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the federal natural resource damage claims.

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

    The ultimate cost to WT, if any, associated with the foregoing matter cannot be predicted with certainty at this time, due to: the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, WT's share of any multi-party clean-up; the uncertain extent of any contamination; the varying costs of alternative restoration methods; the evolving nature of clean-up technologies and governmental regulations; the lack of controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. Based on presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any final settlement. The Company believes that it is entitled to indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. The prior owner has reimbursed WT for out-of-pocket costs and attorneys' fees related to investigation of the matter. The Company believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

    In October, 1997, the EPA notified the Company's Color-Box, Inc., subsidiary that EPA believes that Color-Box may be a PRP in connection with the PCB Treatment, Inc. sites in Kansas and Missouri. Because the notice on the PCB Treatment, Inc. site has only been recently received, the Company has not yet this matter, but over 1,500 parties have been identified that evaluated the potential liability, if any, associated with allegedly sent hazardous materials to the sites, and preliminary indications are that Color-Box shipped only minimal hazardous materials to the sites and may qualify as a de minimis contributor with minimal financial responsibilities.

    Except for the WT and Color-Box matters discussed above, the Company is not presently named as a PRP at any CERCLA-related sites.  However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position or results of operation.

    In March 1995, the EPA issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. The State of Wisconsin has modified state regulations to comply with the Final Guidance, but the application of these regulations to WT's mill in Menasha, WI, has not been determined by the State of Wisconsin. Based on the anticipated effect of these regulations on WT's mill, WT does not anticipate significant capital expenditures or additional operating costs as a result of complying with the modified regulations.
    The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when promulgated, are expected to require compliance within three years after the date of adoption. Based on the Company's preliminary estimates, if the Cluster Rules were adopted in substantially the form currently proposed, compliance would require capital expenditures totaling not more than approximately $5 to 6 million at the Company's largest paper mill located in Menasha, WI. The eventual capital expense impact on the Company of compliance with the definitive Cluster Rules is not presently determinable and will depend on a number of factors, including: the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology. The additional effect, if any, on the Company's business of compliance with the definitive Cluster Rules will depend on a number of other factors, including: the domestic and international competitive effects of compliance; and the effect of evolving consumer demands related to environmental issues on the Company and its competitors.

    Chesapeake operates under, and believes that it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

  7.Recent Developments:

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

    The purchase price of approximately $500.0 million was paid in cash at closing, with a post-closing adjustment of approximately $10 million paid to the buyer. The transaction resulted in an after-tax gain for Chesapeake of $49.1 million, or $2.07 a share, recorded in the second quarter of 1997. Chesapeake used about half of the proceeds ($250 million) to reduce debt, and plans to use the remainder of the net after tax proceeds to repurchase its common stock and finance growth opportunities internally and through acquisitions in the packaging and tissue businesses.

    During the second quarter, the Company decided to restructure its Specialty Packaging and Merchandising Services business. The restructuring includes management reorganization and the closing of the Sandusky, OH, point-of-sale display facility and the Buffalo, NY, consumer graphic packaging facility. The intent of these moves is to eliminate redundant overhead and processes, improve geographic efficiency and reduce fixed costs. The plant closings resulted in a one-time second quarter charge. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    During the third quarter, the Company repurchased 481,838 shares of its common stock for an aggregate purchase price of $16.6 million in accordance with its announced authorization to repurchase up to two million shares over the next year. Since the end of the third quarter the Company repurchased the remainder of the two million shares covered by such authorization.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations

BUSINESS SEGMENT HIGHLIGHTS
                          Third QuarterSecond QuarterYear-to-date
                             19971996199719971996
Net Sales:
 Tissue                    $108.8    $104.7      $102.0       $305.5      $299.1
 Specialty packaging        114.3     101.8        97.1        305.2       258.1
 Forest products/
  land development           10.6       6.6         9.2         26.3        17.5
 Ongoing operations         233.7     213.1       208.3        637.0       574.7
  Divested businesses    -             96.2        56.0        155.5       288.9
                           $233.7    $309.3      $264.3       $792.5           $863.6
EBIT:
 Tissue                     $14.3     $19.5      $ 13.5       $ 41.0           $ 52.1
 Specialty packaging          4.7       5.6        (0.6)         2.1             12.7
 Forest products/
  land development            3.0       2.9         2.9          8.6              5.6
 Corporate                   (5.3)     (2.4)       (3.4)       (12.7)           (10.4)
 Ongoing operations          16.7      25.6        12.4         39.0             60.0
  Divested businesses     -            (1.7)       (8.3)       (14.3)       (1.0)
 Gain on sale of
      businesses    -   -              86.3         86.3    -
 Restructuring/
      special charges    -    -       (18.9)       (18.9)    -
                            $16.7     $23.9       $71.5        $92.1       $59.0

3rd Quarter 1997 vs. 3rd Quarter 1996

     Net income for the three months ended September 30, 1997, was $9.7 million, or $.41 a share, compared with 1996 third-quarter net income of $9.5 million, or $.40 a share.

     Net income from ongoing operations for the third quarter of 1996 on a pro forma basis (after giving effect to the May 23, 1997, sale of the West Point, VA, kraft mill and related assets and the application of the net proceeds to reduce long-term debt), was $13.9 million, or $.59 a share.

     Net sales for the three months ended September 30, 1997, were $233.7 million, compared with third-quarter 1996 net sales of $309.3 million. Third quarter 1997 net sales from ongoing operations of $233.7 million were up 10% from third-quarter 1996 ongoing net sales of $213.1 million. This increase in net sales from ongoing operations was primarily the result of growth in unit volume.

     Net sales for the tissue segment of $108.8 million for third quarter 1997 were a record, up 4% from third quarter 1996. Shipments of converted tissue products were 72,057 tons, a 3% increase over third quarter last year. For the 1997 quarter, 88% of tissue shipments were converted products, up from 85% for the third quarter last year. EBIT for the tissue segment for the third quarter of 1997 of $14.3 million was down 27% compared to the third quarter of last year. The third quarter 1997 segment operating margin of 13% was down substantially from last year's peak of 18%, primarily due to a reduction in average selling prices and increased fiber costs. Mexican tissue operations were profitable for the 1997 quarter despite absorbing significant costs for a scheduled and successfully completed facility consolidation.

     Net sales from ongoing operations for the specialty packaging segment for the third quarter of 1997 of $114.3 million were up 12% compared to the third quarter of 1996 due to 13% growth in unit volume and the Chesapeake Europe acquisition in third quarter 1996. Improvement in net sales was realized by each of the three speciality packaging businesses: display and packaging, Europe and shipping containers. The increase in net sales was partially offset by lower pricing in most product lines. EBIT of $4.7 million for this segment in the third quarter of 1997 was 16% less than EBIT of $5.6 million in third quarter 1996 due to lower pricing and underutilization of manufacturing capacity.

     Net sales for the forest products/land development segment for the third quarter of 1997 were $10.6 million, up 61% from net sales of $6.6 million in the third quarter of 1996. EBIT for the quarter was $3.0 million compared to $2.9 million in the third quarter of last year.

3rd Quarter Year-to-date 1997 vs. 3rd Quarter Year-to-date 1996

     Net income for the nine months ended September 30, 1997, was $41.0 million, or $1.73 a share, compared with 1996 third quarter year-to-date net income of $21.3 million, or $.90 a share. Results for 1997 included the after-tax gain of $49.1 million, or $2.07 a share, from the sale of the West Point mill and related assets. Also included in 1997's results were second quarter restructuring and special charges of $10.8 million after tax, or $.45 a share, and an extraordinary loss on repurchase of debt of $2.3 million after tax, or $.10 a share.

     Net income from ongoing operations on a pro forma basis (after giving effect to the sale of the West Point mill and related assets and the application of the net proceeds to reduce long-term debt, and excluding the special charges and extraordinary loss recorded in 1997), was $18.8 million, or $.79 a share, for the first nine months of 1997, compared to $32.0 million, or $1.35 a share, pro forma, in the first nine months of 1996.

     Net sales for the nine months ended September 30, 1997, were $792.5 million, compared with net sales of $863.6 million for the first nine months of 1996. Third-quarter 1997 year-to-date net sales from ongoing operations were $637.0 million, up 11% from third quarter year-to-date 1996 ongoing net sales of $574.7 million. This increase in net sales from ongoing operations was primarily the result of improved volume during 1997 and acquisitions completed in the second half of 1996.

     Net sales for the tissue segment of $305.5 million for the first nine months of 1997 were up 2% from the first nine months of 1996. Shipments of converted tissue products were 201,033 tons, a 7% increase
over last year.   EBIT for the tissue segment for the first nine months
of 1997 of $41.0 million was down 21% compared to the first nine months of last year. Average selling prices were down 4% from last year. Mexican tissue operations were profitable for the 1997 year-to-date period.

     Net sales from ongoing operations for the specialty packaging segment for the first three quarters of 1997 were up 18% compared to the first three quarters of 1996 primarily due to growth in unit volume and acquisitions completed in the second half of 1996. The increase was partially offset by lower pricing in most product lines. EBIT from ongoing operations for this segment was $2.1 million compared to $12.7 million last year due to lower prices and underutilization of manufacturing capacity.

     Net sales of the forest products/land development segment for the first three quarters of 1997 of $26.3 million improved 50% over 1996, while EBIT was $8.6 million compared to $5.6 million last year. Improvements were due to a substantial increase in lumber shipments, higher sales of pulpwood and chips to the West Point mill, favorable lumber pricing, and improvements in sawmill efficiency.

3rd Quarter 1997 vs 2nd Quarter 1997

     Net income for third quarter 1997 was $41.0 million, or $1.73 a share, compared with a 1997 second quarter net income of $34.8 million, or $1.47 a share. Results for the second quarter of 1997 included an after-tax gain of $49.1 million, or $2.07 a share, from the sale of the West Point mill and related assets. The second quarter results also included restructuring and special charges of $10.8 million after tax, or $.45 a share, and an extraordinary loss on repurchase of debt of $2.3 million after tax, or $.10 a share.

     Net income from ongoing operations for the second quarter 1997 on a pro forma basis (after giving effect to the sale of the West Point mill and related assets as if it had occurred as of the beginning of 1997 and to the application of the net proceeds to reduce long-term debt, and excluding the special charges and extraordinary loss recorded in the second quarter 1997), was $5.4 million, or $.23 a share.

     Net sales for the quarter ended September 30, 1997, were $233.7 million, compared with net sales of $264.3 million in the second quarter. Third quarter 1997 net sales from ongoing operations were $233.7 million, up 12% from second-quarter 1997 ongoing net sales of $208.3 million.

     Net sales for the tissue segment of $108.8 million for the third quarter of 1997 were up $6.8 million, or 7%, from second quarter 1997. Shipments of converted tissue products were up 8%. EBIT for the tissue segment for the third quarter of 1997 was up 6% compared to last quarter. Tissue EBIT for the third quarter was impacted by higher wastepaper pricing and start-up costs associated with increased converting capacity. Mexican tissue operations were again profitable, but EBIT was lower than second quarter 1997 due to significant costs for a scheduled and successfully completed facility consolidation.

     Net sales from ongoing operations for the specialty packaging segment for the third quarter of 1997 were up 18% compared to the second quarter of 1997, as volume was up 11%. Higher margins and improved manufacturing efficiencies resulted in EBIT of $4.7 million for the third quarter of 1997, compared to a loss of $.6 million in the second quarter of 1997.

     Net sales of the forest products/land development segment for the third quarter of 1997 improved $1.4 million, or 15%, over the second quarter, while EBIT was $3.0 million compared to $2.9 million last quarter. Improvements were primarily due to higher volume.

Capital Expenditures

     Capital expenditures and acquisitions for the first nine months of 1997 totaled $54.5 million and related primarily to strategic initiatives in the packaging and tissue businesses. Capital expenditures and acquisitions in 1996 totaled $142.0 million and also included strategic initiatives in the packaging and tissue businesses, capital spending in divested business, and the acquisitions of the Display Division of Dyment Limited and Chesapeake Europe. Capital expenditures and acquisitions for 1997 are expected to be approximately $80 million. These initiatives include: new tissue converting equipment at the Bellemont, AZ, and Greenwich, NY, facilities; and expansion of the Erlanger, KY, display and packaging plant. These projects are consistent with Chesapeake's strategy of expanding the packaging and tissue businesses, reducing costs, and focusing capital spending on projects that generate a high return on investment. No other 1997 capital project is expected to account for more than 5% of the total planned spending. Capital expenditures and acquisitions for 1997 are expected to be financed with internally generated cash and the net proceeds from the sale of the West Point mill and related assets.



Liquidity and Capital Structure

     Working capital decreased $26.4 million during the third quarter of
1997.   The decrease was primarily due to the decrease in cash and cash equivalents resulting from the repurchase of Company stock, and tax payments of $75.6 million offset in part by an increase in accounts receivable. The average accounts receivable collection period for the first nine months of 1997 has improved one day over the first nine months of 1996. The inventory turnover rate for the first nine months of 1997 was approximately the same as the first nine months of last year. The ratio of current assets to current liabilities was 2.4 at the end of the third quarter of 1997 compared to 2.1 at the end of the second quarter of 1997 and 2.0 at year end 1996.

     EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization, was $31.9 million for the third quarter of 1997. This was 32% lower than EBITDA of $46.9 million for the third quarter of 1996. Year-to-date EBITDA was $88.1 million, or 31% less than EBITDA of $127.2 million in the third quarter of 1996, not including the second quarter 1997 one-time gain on the sale of businesses, restructuring/special charges, or extraordinary item. Net cash used by operating activities for the third quarter was $75.6 million, down from $34.1 million of net cash provided by operating activities for the third quarter of 1996 primarily due to income tax payments related to the sale to St. Laurent. Year-to-date net cash used by operating activities was $29.4 million compared to $101.9 million of net cash provided by operating activities for the first nine months of 1996.

     At the end of the third quarter of 1997, long-term debt totaled $266.0 million, or $233.4 million lower than long-term debt at year-end 1996. The decrease in borrowings resulted from the use of about half of the proceeds ($250 million) from the second quarter sale of businesses to reduce debt. During the second quarter, Chesapeake paid down its bank credit lines, repaid a term loan that was due in the year 2000, and repurchased in open market transactions $26 million of its 9.875% notes due in 2003. An after-tax extraordinary loss of $2.3 million was recorded in the second quarter to recognize the premium paid to extinguish this debt. The ratio of long-term debt to total capital was 33% at the end of the third quarter, compared to 32% at the end of the second quarter of 1997 and 45% at the end of the third quarter of 1996. The ratio of long-term debt to stockholders' equity was 55% at the end of the third quarter of 1997, compared to 54% at the end of the second quarter of 1997 and 110% at the end of the third quarter of 1996. Out of a total of $68.5 million committed and $120 million uncommitted domestic and foreign credit lines available at the end of the third quarter of 1997, $10 million were utilized.

     Foreign currency transactions and financial statements of foreign subsidiaries are translated into U.S. dollars at prevailing or current rates respectively, except for revenue, costs and expenses, which are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income currently. Transaction gains and losses of subsidiaries operating in hyper-inflationary economies are included in net income currently.

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




  Item 1.Legal Proceedings

         Reference is made to Note 4 of the Notes to Consolidated Financial Statements included herein

  Item 6.Exhibits and Reports on Form 8-K

          (a)Exhibit 10.1 - Agreement between Chesapeake
              Corporation and Thomas H. Johnson
              dated as of July 17, 1997


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


                                       CHESAPEAKE CORPORATION
                                            (Registrant)



           Date: November 13, 1997BY: /s/William T. Tolley
                                         William T. Tolley
                                       Chief Financial Officer









































                             EXHIBIT INDEX



          Page

Exhibit 10.1
    Agreement between Chesapeake Corportion
     and Thomas H. Johnson dated as of July 17, 199722


Exhibit 11.1
    Computation of Net Income per Share of
     Common Stock33

         EXHIBIT 10.1



         EMPLOYMENT AND SEVERANCE BENEFITS AGREEMENT


    EMPLOYMENT AND SEVERANCE BENEFITS AGREEMENT (the "Agreement"), dated as of July 17, 1997, between CHESAPEAKE CORPORATION, a Virginia corporation (the "Company"), and THOMAS H. JOHNSON (the "Executive").

    WHEREAS, the Board of Directors and the Executive Compensation Committee (the "Committee") of the Board of Directors of the Company expect that the Executive will make substantial contributions to the future growth and prospects of the Company; and

    WHEREAS, the Board and the Committee desire to obtain for the Company the services of the Executive; and

    WHEREAS, the Executive desires to be employed by the Company and to remain in the employ of the Company during the term of this Agreement.

    NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein, the parties hereto covenant and agree as follows:


  1.Definitions. When used in this Agreement, the following terms shall have the meanings specified:

    (a)Cause. "Cause," when referring to a termination of employment, shall mean: (i) conviction by a court of competent jurisdiction for, or pleading no contest to, a felony; (ii) breach of any material obligation to the Company under any material agreement concerning any term of employment; or (iii) willful neglect of duties to the Company which is not corrected within 30 days after written notice from the Company, or willful and material misconduct in the performance of such duties. All determinations as to whether a termination of employment is for Cause shall be made in good faith by the Board of Directors of the Company and shall be binding on the parties hereto.

    (b)Change in Control. "Change in Control" shall have the meaning given in the Chesapeake Corporation Salaried Employees' Benefits
Continuation Plan, as such plan may be amended from time to time.

    (c)Code. "Code" means the Internal Revenue Code of 1986, as amended from time to time.

    (d)Disability. "Disability" shall mean a condition, determined on the basis of medical evidence satisfactory to a physician (whose specialty is in the subject area) designated by the Committee or by the Board of Directors of the Company, rendering the Executive, due to bodily injury or disease or mental illness, unable to perform the duties pertaining to his employment with the Company on a full-time basis for 180 consecutive days.

 2. Term. Subject to Section 7 hereof, the term of this Agreement (the "Employment Term") shall commence on August 1, 1997, and shall continue in full force and effect through July 31, 2000; provided, however, that on July 31, 1998, and on July 31 thereafter, the Employment Term shall be extended by one year from the then-effective expiration date (with the result that the remaining Employment Term shall at no time be less than two years).

  3.Employment; Duties; Election to the Board of Directors.

    (a) The Company agrees to employ the Executive throughout the Employment Term as its President and Chief Executive Officer, with a job description, responsibilities and duties commensurate with such position; provided, however, that the Company may terminate the Executive's employment hereunder at any time in accordance with Section 7 hereof. In consideration of the Company's obligations under this Agreement, the Executive agrees that throughout the Employment Term he will devote his full business time and attention to service to the Company and its subsidiaries commensurate with his position. As part of the Executive's business efforts and duties on behalf of the Company, he may participate in social, charitable and civic activities and, if specifically approved by the Board of Directors of the Company, he may serve on the boards of directors of other companies, provided that such activities do not interfere with the performance of, and do not involve a conflict of interest with, his duties and responsibilities hereunder.

    (b) The Board of Directors of the Company agrees to elect the Executive to such Board as of the commencement of the Employment Term and, so long as the Employment Term remains in effect, to (i) nominate the Executive for re-election to such Board at the 1998 annual meeting of shareholders and at each subsequent annual meeting of shareholders at which the Executive's term as a Director would otherwise expire, and
(ii) use its best efforts to cause the Executive to be duly elected to such Board at each such annual meeting of shareholders.

  4.Compensation. The Company agrees that, throughout the Employment Term and subject to Section 7 hereof, it shall:

    (a)Pay the Executive as compensation for his services hereunder an annual base salary of not less than Five Hundred Thousand Dollars ($500,000) (it being understood that the parties contemplate a good faith review of such base salary on an annual basis for possible increase in light of business conditions, competitive considerations, increases given to other employees of the Company and the Executive's performance). Such base salary shall be payable in equal periodic installments, not less frequently than monthly, less any sums which may be required to be deducted or withheld under applicable provisions of law. The base salary for any partial year shall be prorated in accordance with the Company's normal policies for salaried employees.

    (b)Provide for the benefit of the Executive such vacation, pension and disability benefits as are, and such coverage under life, accident, medical and dental plans as is, generally provided from time to time to the Company's senior executive employees.

    (c)Permit the Executive to participate in the Company's Executive Supplemental Retirement Plan, Deferred Compensation Program, 401(k) Restoration Plan, Financial Planning and Tax Preparation Program and Runzheimer automobile reimbursement policy (or such comparable successor plans and programs as the Company may maintain for its senior executive officers from time to time).

    (d)Reimburse the Executive for his initiation and annual membership fees for membership in a country club and a dining club located in the Richmond, Virginia, metropolitan area in accordance with the Company's reimbursement policies.

  5.Annual Incentive Compensation.

    In addition to the foregoing compensation and benefits and subject to Section 7 hereof, the Company agrees to permit the Executive to participate in the Company's Officers' Incentive Program (or such comparable successor program that may be in effect from time to time), with a target incentive amount of 60% of base salary and a maximum incentive opportunity of 120% of base salary (it being understood that the Executive's annual incentive compensation pursuant to this Section for the remainder of 1997 and for 1998 shall not be less than $100,000 and $200,000, respectively).

  6.Long-Term Incentive Compensation.

    (a)On or about August 11, 1997, the Company shall make the following grants to the Executive under the Chesapeake Corporation 1997 Incentive Plan: (i) 10,000 shares of restricted stock, with one-half of such shares to vest and become freely transferable on each of the second and third anniversaries of the grant date; and (ii) 50,000 nonqualified stock options, with one-third of such options to become exercisable on each of the first three anniversaries of the grant date. Each of such grants shall be made pursuant to forms of agreement, and subject to terms and conditions, that are consistent with the terms of such plan and are no less favorable than the other grants to be made contemporaneously by the Committee to certain senior executive officers of the Company. Such agreements shall provide, among other things, that
(i) in the event of a Change in Control, all such stock options shall become immediately exercisable, and (ii) in the event that the Executive's employment is terminated within two (2) years following a Change in Control, all such shares of restricted stock that are unvested as of the date of such termination shall immediately vest and become freely transferrable. The Executive shall be eligible to receive future grants under the Company's stock-based benefit plans as determined from time to time by the Committee.

    (b)In addition to the foregoing restricted stock award, if the Executive purchases at least an additional 10,000 shares of the Company's common stock on the open market on or before December 31, 1997, the Company shall grant to the Executive as of such date a one-to-one matching number of shares of restricted stock (not to exceed 30,000 matching shares) under the 1997 Incentive Plan, with one-half of such matching shares to vest and become freely transferable on each of the fourth and fifth anniversaries of the grant date. Such matching grant shall be made pursuant to a form of agreement, and subject to terms and conditions, consistent with the grant contemplated in subsection (a) hereof. The parties agree that the Company will extend the December 31, 1997, purchase deadline by a reasonable period in the event that the Executive is unable to complete his intended purchases by such date because of restrictions imposed by the Company's securities trading policies.

    (c)In addition to the foregoing option and restricted stock grants, effective with the commencement of the Employment Term the Company shall permit the Executive to participate in the Vision 2000 Cycle of the Company's Long-Term Incentive Program in accordance with the terms of such program, pursuant to which the Executive shall be granted (i) an incentive award opportunity of up to $300,000, which incentive award opportunity shall be governed by the performance objectives established by the Committee for the Vision 2000 Cycle (subject to adjustment to reflect the Company's sale of the West Point, Virginia, kraft products mill and associated assets on May 23, 1997), and (ii) 4,900 performance shares. The Executive shall have the opportunity to earn up to 90% of such performance shares based on the price of the Company's common stock (as defined in the program) during the period commencing August 1, 1997, and ending with the conclusion of the Vision 2000 Cycle, with 10% of such shares earned when the Company's common stock price first equals or exceeds $40.00 per share and an additional 20% of such shares earned at each additional increment of $5.00 thereafter, such that the entire 90% would be earned when the Company's common stock price first equals or exceeds $60.00 per share. The Executive shall be eligible to participate in any future cycles under the Long-Term Incentive Plan (or such comparable successor plan that may be in effect from time to time) as determined from time to time by the Committee.

7.  Termination of Employment.

    (a)By the Company For Cause. The Company may terminate the Executive's employment under this Agreement at any time for Cause by delivery of written notice of termination to the Executive (which notice shall specify in reasonable detail the basis upon which such termination is made). In the event the Executive's employment is terminated for Cause, all provisions of this Agreement (other than Sections 8, 9 and 11 through 19 hereof) and the Employment Term shall be terminated. Upon any such termination, the Executive shall be entitled only to payment of his earned and unpaid salary to the date of termination, any earned and unpaid bonus under the Company's Officers' Incentive Program (or such comparable successor program that may be in effect from time to time) for the prior fiscal year, unreimbursed business and entertainment expenses in accordance with the Company's policy, and unreimbursed medical, dental and other employee benefit expenses incurred in accordance with the Company's employee benefit plans (hereinafter referred to as the "Standard Termination Payments").

    (b)Upon Death or Disability. If the Executive dies, all provisions of this Agreement (other than rights or benefits arising as a result of such death) and the Employment Term shall be automatically terminated; provided, however, that the Standard Termination Payments, together with additional salary payments equal to and in lieu of the Executive's accrued and unused vacation and pro rata bonus under the Company's Officers' Incentive Program (or such comparable successor program that may be in effect from time to time) for the fiscal year during which such death occurs, shall be paid to the Executive's surviving spouse or, if none, his estate, and the death benefits under the Company's employee benefit plans shall be paid in accordance with the terms of the individual plans. If the Executive becomes Disabled, either the Company or the Executive may terminate this Agreement and the Employment Term at any time thereafter. In such event, the Executive shall be entitled to receive his normal compensation hereunder through the date of such termination, and shall thereafter be entitled to receive the Standard Termination Payments, together with additional salary payments equal to and in lieu of the Executive's accrued and unused vacation and pro rata bonus under the Company's Officers' Incentive Program (or such comparable successor program that may be in effect from time to time) for the fiscal year during which such Disability occurs and such disability and other employee benefits as may be provided under the terms of the Company's employee benefit plans.

         (c) By the Company Without Cause.

            (i)The Company may terminate the Executive's employment under this Agreement without Cause, and other than by reason of his death or Disability, by sending written notice of termination to the Executive, which notice shall specify a date not less than ten (10) and not more than ninety (90) days after the date of such notice as the effective date of such termination (the "Termination Date"). From the date of such notice through the Termination Date, the Executive shall continue to perform the normal duties of his employment hereunder, and shall be entitled to receive when due all compensation and benefits applicable to the Executive hereunder. Promptly following the Termination Date, the Company shall pay the Standard Termination Payments to the Executive. In addition, from the Termination Date through the expiration of the then-current Employment Term, the Company shall (A) continue to pay the Executive, in accordance with Section 4(a) hereof, his base salary as in effect as of the Termination Date, and (B) pay the Executive the target bonus (regardless of the Company's actual performance) under the Company's Officers' Incentive Program (or such comparable successor program that may be in effect from time to time), with such bonus for any partial year to be determined on a pro rata basis. The Executive shall have no obligation whatsoever to mitigate any damages, costs or expenses suffered or incurred by the Company with respect to the severance obligations set forth in this Section 7(c)(i) and, except as set forth in subsection (iii) of this Section, no such severance payments received or receivable by the Executive shall be subject to any reduction, offset, rebate or repayment as a result of any subsequent employment or other business activity by the Executive.

         (ii)Following any termination of the Executive's employment pursuant to this Section 7(c), the Company shall also be obligated to provide continued coverage under the Company's medical, dental and life insurance benefit plans or arrangements with respect to the Executive from the Termination Date through the expiration of the then-current Employment Term (or, if the Executive is not eligible for continuing coverage under the terms of such plans or arrangements, the Company shall provide substantially similar coverage on an individual basis for such period). The Company's obligation to provide continued benefits coverage in accordance with this Section 7(c)(ii) shall be subject to mitigation to the extent that substantially similar benefits are provided by any successor employer during such continuation period.

         (iii)Any other provision of this Section 7(c) to the contrary notwithstanding, the Company's obligation to make any payments to, or to provide any benefits for, the Executive (other than the Standard Termination Payments) following termination of his employment pursuant to Section 7(c)(i) hereof shall immediately cease in the event that the Executive is employed by, or acts as a consultant or advisor to, or agent of, or directly or indirectly owns, manages, controls, invests in or affirmatively permits his name to be used by, any current or future direct competitor throughout the world of the Company or any of its subsidiaries; provided, however, that this subsection shall not apply to any passive investment by the Executive consisting of not more than 2% of the equity securities of a corporation engaged in such business which is publicly traded, so long as he has no active participation in the business of such corporation.

         (d)By the Executive. The Executive may terminate his employment, and any further obligations which Executive may have to perform services on behalf of the Company hereunder at any time after the date hereof, by sending written notice of termination to the Company not less than ninety (90) days prior to the effective date of such termination. During such ninety (90) day period, the Executive shall continue to perform the normal duties of his employment hereunder, and shall be entitled to receive when due all compensation and benefits applicable to the Executive hereunder. Except as provided below, if the Executive elects to terminate his employment hereunder (other than as a result of Disability), then the Executive shall be entitled to receive the Standard Termination Payments, but the Company shall have no further obligation to make payments or provide benefits to the Executive. Anything in this Agreement to the contrary notwithstanding, the termination of the Executive's employment by the Executive within one year after a Change in Control of the Company shall be deemed to be a termination of the Executive's employment without Cause by the Company for purposes of this Agreement, and the Executive shall be entitled to the payments and benefits set forth in Section 7(c) above.

    (e)Preservation of Vested Benefits. Termination of the Executive's employment by the Company or the Executive pursuant to any provision of this Section 7 shall not divest the Executive of any previously vested benefits provided in this Agreement or under any benefit plan of the Company in which the Executive participates as of the date of such termination. Notwithstanding the preceding sentence or any other provision of this Agreement, if any benefit, payment, accelerated vesting or other right of the Executive under this Agreement or under any benefit plan of the Company in which the Executive participates constitutes a "parachute payment" (as defined in Code section 280G(b)(2)(A), but without regard to Code section 280G(b)(2)(A)(ii)) with respect to the Executive, the Company shall reduce the amount of any such parachute payment if, and only to the extent, that such reduction will allow the Executive to receive a greater "net after tax amount" than the Executive would receive absent such reduction. For purposes of this Agreement, "net after tax amount" means the amount of any parachute payments, as applicable, net of taxes imposed under Code sections 1, 3101(b) and 4999 and any state or local income taxes applicable to the Executive as in effect on the date of the first of such parachute payments.

8. Confidential Information. The Executive understands and acknowledges that during his employment with the Company he will be exposed to Confidential Information (as defined below) which is proprietary and which rightfully belongs to the Company. The Executive agrees that he will not use or cause to be used for his own benefit, either directly or indirectly, or disclose any of such Confidential Information at any time, either during or after his employment with the Company, without the Company's prior written consent. The Executive shall take all reasonable steps to safeguard such Confidential Information that is within his possession or control and to protect such information against disclosure, misuse, loss or theft. The Executive's obligations under this Section with respect to any specific Confidential Information shall cease when that specific Confidential Information becomes publicly known or when it is disclosed by any person, firm, corporation or business entity which is not bound by the terms of a confidentiality agreement with the Company. The term "Confidential Information" shall mean any information not generally known in the relevant trade or industry, which was obtained from the Company, or which was learned as a result of the performance of any services by the Executive on behalf of the Company, and which falls within the following general categories: (i) information concerning trade secrets of the Company; (ii) information concerning existing or contemplated products, services, technology, designs, processes and research or product developments of the Company; (iii) information concerning business plans, sales or marketing methods, methods of doing business, customer lists, customer usages and/or requirements, or supplier information of the Company; and (iv) any other confidential information which the Company may reasonably have the right to protect by patent, copyright or by keeping it secret and confidential. Upon termination of the Executive's employment with the Company, the Executive shall, if requested by the Company, reaffirm in writing the Executive's recognition of the importance of maintaining the confidentiality of the Company's proprietary information and trade secrets and reaffirm all of the obligations set forth in this Section 8.

9. Return of Documents. All writings, records and other documents and things containing any Confidential Information in the Executive's custody or possession shall be the exclusive property of the Company, shall not be copied and/or removed from the premises of the Company, except in pursuit of the business of the Company, and shall be delivered to the Company, without retaining any copies, upon the termination of the Executive's employment or at any time as requested by the Company.

 10.Reimbursement of Certain Expenses. The Company shall reimburse the Executive (a) in accordance with the Company's Relocation Policy for expenses incurred by him in connection with relocating his principal residence to the Richmond, Virginia, metropolitan area, and (ii) in accordance with the Company's reimbursement policies for all reasonable legal fees and charges, not to exceed $5,000, incurred by him in connection with entering into this Agreement and the other agreements contemplated herein.

 11.Remedies. The parties hereto agree that each would suffer irreparable harm from a breach by the other of any of the covenants or agreements contained herein. Therefore, in the event of the actual or threatened breach by either party hereto of any of the provisions of this Agreement, the other party hereto may, in addition and supplementary to other rights and remedies existing in favor of such party, apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive or other relief in order to enforce or prevent any violation of the provisions hereof.

 12.Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Company and its affiliates and their successors and assigns, and shall be binding upon and inure to the benefit of the Executive and his legal representatives and assigns, provided that in no event shall the Executive's obligations to perform services for the Company and its affiliates be delegated or transferred by the Executive. The Company may assign or transfer its rights hereunder to a successor corporation in the event of a merger, consolidation or transfer or sale of all or substantially all of the assets of the Company or of the Company's business (provided, however, that no such assignment or transfer shall have the effect of relieving the Company of any liability to the Executive hereunder or under any other agreement or document contemplated herein), but only if such assignment or transfer does not result in employment terms, conditions, duties or responsibilities which are or may be materially different than the terms, conditions, duties or responsibilities of the Executive hereunder.

 13.Modification or Waiver. No amendment, modification, waiver, termination or cancellation of this Agreement shall be binding or effective for any purpose unless it is made in a writing signed by the party against whom enforcement of such amendment, modification, waiver, termination or cancellation is sought. No course of dealing between or among the parties to this Agreement shall be deemed to affect or to modify, amend or discharge any provision or term of this Agreement. No delay on the part of the Company or the Executive in the exercise of any of their respective rights or remedies shall operate as a waiver thereof, and no single or partial exercise by the Company or the Executive of any such right or remedy shall preclude other or further exercises thereof. A waiver of a right or remedy on any one occasion shall not be construed as a bar to or waiver of any such right or remedy on any other occasion.

 14.Notice. For purposes of this Agreement, notice and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed as follows:


          If to the Company:Chesapeake Corporation
         James Center II, 22nd Floor
         1021 East Cary Street
         Richmond, Virginia  23219
          Attention:Chairman of the
           Compensation Committee
          of the Board of Directors

         with a copy to:

         Chesapeake Corporation
         James Center II, 22nd Floor
         1021 East Cary Street
         Richmond, Virginia 23219
          Attention:General Counsel

         If to the Executive, to his address as reflected from time-to-time in the personnel records of the Company. Either party hereto may change its address for purposes of this Section by furnishing written notice to the other party in accordance herewith, except that notices of change of address shall be effective only upon receipt.

15. Governing Law; Jurisdiction. This Agreement and all rights, remedies and obligations hereunder, including, but not limited to, matters of construction, validity and performance shall be governed by the laws of the Commonwealth of Virginia without regard to its conflict of laws principles or rules. To the full extent lawful, each of the Company and the Executive hereby consents irrevocably to personal jurisdiction, service and venue in connection with any claim or controversy arising out of this Agreement in the courts of the Commonwealth of Virginia located in Richmond, Virginia, and in the federal courts in the Eastern District of Virginia.

      16.Severability. Whenever possible each provision and term of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision or term of this Agreement shall be held to be prohibited by or invalid under such applicable law, then such provision or term shall be ineffective only to the extent of such prohibition or invalidity, without invalidating or affecting in any manner whatsoever the remainder of such provisions or term or the remaining provisions or terms of this Agreement.

      17.Counterparts. This Agreement may be executed in separate counterparts, each of which is deemed to be an original and all of which taken together constitute one and the same Agreement.

      18.Headings. The headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute a part hereof and shall not affect the construction or interpretation of this Agreement.

      19.Entire Agreement. This Agreement (together with all documents and instruments referred to herein) constitutes the entire agreement, and supersedes all other prior agreements and undertakings, both written and oral, among the parties with respect to the subject matter hereof.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed on its behalf, and the Executive has duly executed this Agreement, all as of the date first above written.

         CHESAPEAKE CORPORATION



          By: /s/ Harry H. Warner
         Harry H. Warner
           Director



         EXECUTIVE:

          /s/ Thomas H. Johnson
         THOMAS H. JOHNSON



















         EXHIBIT 11.1

                CHESAPEAKE CORPORATION AND SUBSIDIARIES
          COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                FOR THE THIRD QUARTER AND YEAR TO DATE
                   ENDED SEPTEMBER 30, 1997 AND 1996

       (Share amounts in thousands, dollar amounts in millions,
                         except for per share amounts)
                                          Third QuarterYear to Date
                                           1997199619971996
Primary:
  Weighted average number of common
                        shares outstanding23,45023,41723,47623,588
  Net additions to common shares
    assuming exercise of dilutive
    options, determined by treasury
                              stock method   219    80   215   104
             Common shares and equivalents23,66923,49723,69124,692

  Income before extraordinary item          $  9.7   $  9.5    $ 43.3    $ 21.3
                      Extraordinary item     -     -             (2.3)        -

  Net Income                                $  9.7   $  9.5    $ 41.1   $ 21.3

  Per share amount:
  Earnings before extraordinary item        $  .41   $  .40             $ 1.83         $  .90
   Extraordinary item     -        -       (.10)       -
  Earnings                                  $  .41   $  .40    $ 1.73   $  .90

Fully diluted:
             Common shares and equivalents23,66923,49723,69123,692
  Net additional common shares
    issuable upon exercise of
    dilutive options, determined
    by treasury stock method using
    period end market price, if
                 higher than average price    37     28    17    22

  Common shares, equivalents and
    other potentially dilutive
                               securities 23,706 23,52523,70823,714

  Income before extraordinary item          $  9.7   $  9.5             $ 43.3         $ 21.3
     Extraordinary item    -     -          (2.3)     -

  Net income for fully diluted
                               computation$ 9.7$  9.5$ 41.0$ 21.3

  Per share amount: (a)
   Earnings before extraordinary item$  .41          $  .40    $ 1.83   $  .90
     Extraordinary item     -     -        (0.10)     -
  Earnings                                  $  .41   $  .40    $ 1.73   $  .90

NOTE:   (a) Dilution is less than 3%