Form 10-K405
period 1997-12-31
CHESAPEAKE CORP /VA/
filed 1998-03-30
CIK 19731

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

                                        OR

  // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The aggregate market value on February 27, 1998, of the voting stock held by non-affiliates of the registrant was $710 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

     21,218,856 shares of the registrant's common stock, par value $1, were outstanding as of February 28, 1998.

     Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 22, 1998, are incorporated in
  Part III by reference.

                                PART I

  Item 1.  Business


  GENERAL

       Chesapeake Corporation, a Virginia corporation organized in 1918, is primarily engaged in the manufacture and sale of value-added tissue products, specialty packaging and displays, and forest and building products. The Company conducts its business in three industry segments. The business units comprising each industry segment and their respective principal products are as follows: the Tissue segment -- Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V.(commercial and industrial tissue products); the Specialty Packaging segment -- Chesapeake Display and Packaging Company, Chesapeake Europe S.A., and Chesapeake Packaging Co. (point-of-sale displays, graphic packaging, and corrugated shipping containers); and the Forest Products/Land Development segment -- Chesapeake Forest Products Company and Chesapeake Building Products Company (woodlands operations and building products); and Delmarva Properties, Inc. and Stonehouse Inc. (land development).

       Chesapeake competes in specialty products markets that management believes have growth potential or in which the Company has or may be able to achieve competitive advantages. Chesapeake's strategy for success with its specialty products is to utilize its recycling expertise creatively, to differentiate itself from its competition by manufacturing products that are distinctive, and to respond quickly to changing customer requirements. Management believes this strategy allows the Company to achieve greater profits and better utilize Chesapeake's strengths. Chesapeake expanded internationally for the first time during 1996, acquiring display and packaging facilities in Canada and France as well as tissue converting operations in Mexico. See "Financial Review 1995-1997" of the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report"), incorporated herein by reference.

       Property, plant, and equipment, including timber and timberlands, comprise approximately 56% of Chesapeake's total assets. Tissue operations require major investments in paper machines, fiber preparation equipment, and converting equipment. In 1995, Chesapeake expanded its tissue business with the acquisition of two paper mills. Further expansion of the tissue business occurred in 1996 as two additional converting facilities became fully operational and tissue converting assets and distribution facilities were acquired in Mexico. Growth in the Specialty Packaging segment within the past three years included: new graphic packaging plants in California and Mississippi; a new custom packing operation in Tennessee; and the acquisition of point-of-sale and packaging operations in Kentucky, Canada, and France. Also, capital expenditures intended to enhance efficiency, and to improve product quality and productivity, were made at several existing packaging facilities from 1995 through 1997.

       On May 23, 1997, Chesapeake sold the West Point, VA kraft products mill, four corrugated container plants, and other related assets to St. Laurent Paperboard (U.S.) Inc. This sale was a major step forward in Chesapeake's long-term strategy of focusing on its faster-growing packaging and tissue operations. The sale also reduced the capital intensity and cyclicality of the Company's businesses. See "Notes to Consolidated Financial Statements,
  Note 2 - Divestitures and Acquisitions" of the 1997 Annual Report, incorporated herein by reference.

        Information with respect to business segments and export sales presented in "Notes to Consolidated Financial Statements, Note 15 - Business Segment Information" of the 1997 Annual Report is incorporated herein by reference. Information with respect to the Company's working capital practices is set forth under the caption "Financial Review 1995-1997, Liquidity and Capital Structure" of the 1997 Annual Report and is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Financial Review 1995-1997, Capital Expenditures" of the 1997 Annual Report and is incorporated herein by reference.

  TISSUE

       Chesapeake's Tissue segment consists of Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V. (collectively, _Wisconsin Tissue_), which produce tissue for industrial and commercial markets.

       Wisconsin Tissue manufactures napkins, tablecovers, toweling, placemats, wipers, and facial and bathroom tissue for commercial and industrial markets. Operations of the Tissue segment include: paper mills in Menasha, WI; Flagstaff, AZ; and Chicago, IL; converting facilities in Bellemont, AZ; Greenwich, NY; and Toluca, Mexico; and distribution facilities in Toluca and Monterey, Mexico. The operations located in Mexico were acquired late in 1996 from Jokel Desarrollos, S.A. de C.V. and Ambitec, S.A. de C.V. The Bellemont and Greenwich converting operations became fully operational in 1996. The 1995 addition of the paper mills in Arizona and Illinois increased primary tissue production capacity by 90,000 tons per year, or approximately 50%. The combined operations sell approximately 2,200 products, which are found in full-menu and fast-food restaurants, hotels, motels, clubs, health care facilities, schools and office locations, and on airlines.

       The raw material for the paper manufactured by Wisconsin Tissue is 100% recovered paper. Seven paper machines manufacture base tissue stock that is converted on approximately 150 specialized machines. Wisconsin Tissue's products are sold throughout the United States, Canada, and Mexico using both a dedicated sales force as well as third party brokers. Shipments of converted products by Wisconsin Tissue were 268,000 tons in 1997, 253,000 tons in 1996, and 224,000 tons in 1995.

  SPECIALTY PACKAGING

       Chesapeake's Specialty Packaging segment is composed of Chesapeake Display and Packaging (point-of-sale displays and packaging, rigid boxes, folding cartons, and graphic packaging) and Chesapeake Packaging (corrugated shipping containers).

  Chesapeake Display and Packaging

       During 1997, as part of the Company's strategy to focus on specialty packaging and to better meet the needs of its customers, the Company restructured the operations of Chesapeake Display and Packaging Company, Color-Box, Inc., and Chesapeake Europe, S.A., into one business called Chesapeake Display and Packaging (CD&P). This restructuring included management realignment and the closing of two facilities. See _Notes to Consolidated Financial Statements, Note 14 - Commitments and Other Matters_ of the 1997 Annual Report, incorporated herein by reference.

       Through a network of regional sales and design offices, CD&P provides its customers with a wide range of products and services, including single- and double-face corrugated and permanent displays, preprint, process direct print, lithograph lamination, custom packing, set-up boxes, and folding cartons. CD&P's goal is to fully understand a customer's requirements and develop the appropriate packaging or merchandising solution for the customer's products. CD&P offers a turnkey process that not only is concerned with creating the right product image, but can also produce a quality display or package, and, if appropriate, provide custom packing and distribution. CD&P's manufacturing facilities utilize modern production, assembly, and packaging processes to meet its customers' stringent quality and shipment demands.

       Chesapeake has four strategically located point-of-sale display and specialty packaging manufacturing plants and six custom packing plants, which provide service to customers in the United States and Canada. Included in these facilities are the operations of the former Display Division of Dyment Limited, in Erlanger, KY, and Toronto, Canada, which were acquired in 1996, a custom packing plant in Memphis, TN, which began operations during 1996, and custom packing plants in Mechanicsburg, PA, and Cincinnati, OH, which commenced operations during 1997. The Sandusky, OH, display manufacturing facility was closed during 1997 as part of the second quarter restructuring program.

       CD&P's three graphic packaging facilities supply customers with full litho-laminated retail packaging nationwide. A graphic packaging plant in Visalia, CA, began operations late in the second quarter of 1995, with the second phase of this plant completed in 1996. Also in 1996, a graphic packaging facility, located in Pelahatchie, MS, became operational. The Buffalo, NY, graphic packaging facility was closed during 1997 as part of the restructuring.

       As part of its strategy to expand its packaging business globally, Chesapeake purchased the point-of-sale display and packaging businesses of Sailliard S.A., a leading French manufacturer of displays, rigid boxes, and specialty folding cartons in 1996. The businesses acquired included Sailliard PLV, specializing in the design and manufacture of permanent and temporary point-of-sale displays; Coffrets and Plastiphane, specializing in the design and manufacture of rigid boxes, with a focus on perfume, champagne, and specialty products customers; and Raab Pige, specializing in the design, printing, and manufacture of folding cartons for the luxury goods and pharmaceutical industries. These businesses, known collectively as Chesapeake Europe, S.A., complement the U.S. operations by offering customers global packaging solutions.

  Chesapeake Packaging

       Chesapeake Packaging consists of eight corrugated shipping container plants located in five states, which manufacture corrugated boxes and specialty packaging for customers within each plant's geographic area. The raw materials for the packaging plants include linerboard and corrugating medium, which is converted to make the walls of the packaging unit. Various converting equipment is used to print, cut, slot, and glue the container to customer specifications. In February, 1998, Chesapeake Packaging acquired substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., in Utica, NY. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products.

  FOREST PRODUCTS/LAND DEVELOPMENT

       Chesapeake's Forest Products/Land Development segment consists of Chesapeake Forest Products Company and Chesapeake Building Products Company, and two companies involved in land development.

  Chesapeake Forest Products

       Chesapeake Forest Products Company owns and actively manages approximately 325,000 acres of timberland located in Virginia, Maryland, and Delaware. With the sale of the Company's West Point kraft mill to St. Laurent Paperboard (U.S.) Inc., Chesapeake's forests are now being managed to maximize sawtimber harvest. Chesapeake's foresters use environmentally sound, modern forestry methods intended to ensure a long-term, low-cost wood supply to customers. Chesapeake's genetically superior pine seedlings, which are used in the Company's reforestation program, grow quicker and provide higher quality, more uniform fibers at the time of harvest than traditional seedlings. Chesapeake actively utilizes natural reforestation techniques to generate new timber stands on company-owned and privately held land. For more than 25 years, Chesapeake has participated in research programs that have improved the quality, disease resistance and growth rate of planted trees.

  Chesapeake Building Products

       Chesapeake Building Products Company operates three sawmills in Virginia and Maryland, which manufacture pine and hardwood lumber. The raw materials are provided from company-owned timberlands and from other landowners. Sawmill products are sold by an internal sales force to independent users.


  Delmarva Properties, Inc. and Stonehouse Inc.

       Delmarva Properties, Inc. develops and markets land that has potential for value greater than the value available when the land is managed as timberland. Nearly all of Delmarva Properties' present land inventory of approximately 5,200 acres was formerly timberland owned by Chesapeake Forest Products company. Delmarva Properties develops land in Virginia, Maryland, and Delaware primarily for residential housing. Sales also include large lots and acreage for third parties to develop for both residential and commercial uses. A major project involves the development of a 3,200 acre mixed-use site next to a horse racetrack in New Kent, VA.

       Stonehouse Inc.'s joint venture with Dominion Capital, Inc. provides a partnership for the development of the first residential phase of a 7,600 acre planned community in James City County, VA. Most of Stonehouse's land was formerly timberland owned by Chesapeake Forest Products Company.

  RAW MATERIALS

       Most of the Company's raw materials are readily available at competitive prices. Prices of recycled fiber, a major raw material, reached historic highs in 1994 and early 1995, but moderated by year-end 1995. Prices remained at moderate levels in 1996 and 1997. See "Financial Review 1995-1997" of the 1997 Annual Report, incorporated herein by reference.

  ENVIRONMENTAL

       The information presented under the caption "Financial Review 1995-1997, Environmental" of the 1997 Annual Report is incorporated herein by reference.

  EMPLOYEES

       As of December 31, 1997, the Company had 5,184 employees. The Company believes that its relations with its employees are good. In 1997, Wisconsin Tissue entered into a five-year collective bargaining agreement with the union representing employees in Wisconsin Tissue's Menasha, WI, mill. During 1997, Wisconsin Tissue implemented an enhanced retirement program for certain hourly employees. See _Notes to Consolidated Financial Statements, Note 6 - Employee Retirement Plans and Note 7 - Postretirement Benefits Other Than Pensions_ of the 1997 Annual Report, incorporated herein by reference.


  COMPETITION AND SEASONALITY

       Chesapeake has many customers who buy different products and is not dependent on any single customer, or group of customers, in any market segment. Longstanding relationships exist with many customers who place orders on a continuing basis. Because of the nature of Chesapeake's businesses, order backlogs are not large. The third and fourth quarters of each year usually generate the highest sales and earnings. Chesapeake's largest businesses generally experience peak operational activity during the months of August through October.

       Competition is intense in the Tissue and Specialty Packaging segments from much larger companies and from local and regional producers and converters. The Company believes that competitive factors in our industry preclude a meaningful estimate of the number of competitors and, except as noted, the Company's relative competitive position.


  RESEARCH AND DEVELOPMENT

       In addition to forestry research programs, the Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.


  Item 2.  Properties

       At year-end 1997, Chesapeake manufactured or converted paper and wood products at multiple facilities in 16 states, Canada, Mexico and France. The information presented under "Operating Locations" in the 1997 Annual Report is incorporated herein by reference. The Company believes that its production facilities are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions, and machine configurations.


  Item 3.  Legal Proceedings

       The information presented in "Notes to Consolidated Financial Statements, Note 11 - Litigation" of the 1997 Annual Report is incorporated herein by reference.


  Item 4.  Submission of Matters to a Vote of Security Holders

      None

  Executive Officers of the Registrant

       The name and age of each executive officer of the Company as of February 28, 1998, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are elected at each annual organizational meeting of the board of directors.


  J. Carter Fox (58)
     Chairman since 1994
     Chief Executive Officer 1980-1997
     President 1980-1995, 1996-1997
  Thomas H. Johnson (48)
     President and Chief Executive Officer since 1997
     Vice Chairman 1996-1997 Riverwood International Corporation
     President and Chief Executive Officer 1989-1996 Riverwood International Corporation
  Andrew J. Kohut (39)
     Group Vice President-Specialty Packaging & Merchandising Services
       since 1996
     Group Vice President-Finance & Strategic Development 1995-1996
     Chief Financial Officer 1991-1996
     Vice President-Finance 1991-1995
  William A. Raaths (51)
     Group Vice President-Tissue Products since 1995
     President-Wisconsin Tissue Mills Inc. since 1995
     Executive Vice President- Wisconsin Tissue Mills Inc. 1994-1995 President, Chesapeake Consumer Products Company 1989-1994
  William T. Tolley (40)
     Group Vice President-Finance & Chief Financial Officer since 1996
     Vice President, Finance & Chief Financial Officer, Carrier Corporation,
  North     American Operations, a division of United Technologies 1995-1996
     Vice President & Chief Financial Officer, Carrier Transicold, a division of United Technologies 1991-1995
  J. P. Causey Jr. (54)
     Senior Vice President, Secretary & General Counsel since 1995
     Vice President, Secretary & General Counsel  1986-1995
  Thomas A. Smith (51)
     Vice President-Human Resources & Assistant Secretary since 1987

                                     PART II



  Item 5.  Market for the Registrant's Common Equity and Related
  Stockholder Matters

      The dividend and stock price information presented under the caption "Recent Quarterly Results" of the 1997 Annual Report is incorporated herein by reference. The Company's common stock is listed on the New York Stock Exchange under the symbol "CSK". As of February 28, 1998, there were 6,483 stockholders of record of the Company's common stock.


  Item 6.  Selected Financial Data

      The information for the years 1993-1997 presented under the caption "Eleven-Year Comparative Record" of the 1997 Annual Report is incorporated herein by reference.


  Item 7.  Management's Discussion and Analysis of Financial Condition and
  Results           of Operation

      The information presented under the caption "Financial Review 1995-1997" of the 1997 Annual Report is incorporated herein by reference.


  Item 8.  Financial Statements and Supplementary Data

      The consolidated financial statements of the Company and its subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 1997 Annual Report are incorporated herein by reference. The _Report of Independent Accountants_ as presented in the Company's 1997 Annual Report is incorporated herein by reference.


  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

      None

                                     PART III



  Item 10.  Directors and Executive Officers of the Registrant

      The information presented under the captions "Information Concerning Nominees" and "Directors Continuing in Office" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998 (the "1998 Proxy Statement") is incorporated herein by reference.


  Item 11.  Executive Compensation

      The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 1998 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1998 Proxy Statement is incorporated herein by reference.


  Item 13.  Certain Relationships and Related Transactions

      The information presented under the caption "Certain Transactions" of the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K

            a. Documents

               (i)   Financial Statements

                     The consolidated balance sheet of Chesapeake Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997, including the notes thereto, are presented in the Company's 1997 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in the Company's 1997 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8, no other data appearing in the 1997 Annual Report is deemed to be "filed" as part of this Form 10-K.

               (ii)  Financial Statement Schedules

                     Schedule II _Valuation and Qualifying Accounts_ for the three years ended December 31, 1997, is found on page 14 hereof. No other schedules are filed as part of this report because they are not applicable or are not required.

                     The _Report of Independent Accountants_ is found on page 13 hereof.

               (iii) Exhibits filed or incorporated by reference

                     The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 14-15 hereof. Exhibits 10.1-10.14 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

            b. Reports on Form 8-K

               None

                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHESAPEAKE CORPORATION
                                          (Registrant)

  February 10, 1998                  By /s/ CHRISTOPHER R BURGESS
                                        Christopher R. Burgess
                                        Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


  By                                         By /s/ WALLACE STETTINIUS
    M. Katherine Dwyer                          Wallace Stettinius
     Director                                   Director

  By /s/ J. CARTER FOX                       By
     J. Carter Fox                              John Hoyt Stookey
     Chairman of the Board                      Director

  By                                         By /s/ RICHARD G. TILGHMAN
     Robert L. Hintz                            Richard Tilghman
     Director                                   Director

  By /s/ THOMAS JOHNSON                      By /s/ JOSEPH P. VIVIANO
     Thomas Johnson                             Joseph P. Viviano
     Director; Chief Executive                  Director
     Officer and President
                                             By /s/ HARRY H. WARNER
  By /s/ WILLIAM D. McCOY                      Harry H. Warner
     William D. McCoy                          Director
     Director
                                            By /s/ WILLIAM T. TOLLEY
                                                William T. Tolley
  By /s/ JOHN W. ROSENBLUM                      Chief Financial Officer
     John W. Rosenblum
     Director                                By /s/ CHRISTOPHER R. BURGESS
                                                Christopher R. Burgess
  By /s/ FRANK S. ROYAL                         Controller
     Frank S. Royal
     Director


  Each of the above signatures is affixed as of February 10, 1998.

  REPORT OF INDEPENDENT ACCOUNTANTS




  To the Stockholders and Board of Directors of Chesapeake Corporation:
  Our report on the consolidated financial statements of Chesapeake Corporation has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Shareholders of Chesapeake Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14a(ii) on this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                     /s/ COOPERS & LYBRAND L.L.P.


  Richmond, Virginia

  January 22, 1998, except for the fifth paragraph of Note 8, as to which the date is February 10, 1998

                     CHESAPEAKE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

     (A)                       (B)            (C)           (D)            (E)
                           Balance at   Additions
                           beginning    charged to costs              Balance
  Description              of year      and expenses      Deductions  end of year
                                     (In millions)

  Valuations accounts deducted
   from assets to which they
   apply--for doubtful accounts
   receivable
  Year Ended:
   December 31, 1995         $3.8          $1.4               $2.0       $3.2
   December 31, 1996         $3.2          $1.7               $ .2       $4.7
   December 31, 1997         $4.7          $2.6               $1.4       $5.9



                                    EXHIBIT INDEX

  2.1 Purchase Agreement, dated as of April 30, 1997, by and between Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent Paperboard (U.S) Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8- K filed May 23, 1997, and incorporated herein by reference)

  3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

  3.2 Bylaws (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  4.1 Indenture, dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-30900 and incorporated herein by reference)

  4.2 First Supplemental Indenture, dated as of September 1, 1989, to the Indenture dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

  4.3 Rights Agreement, dated as of March 15, 1988, between the Registrant and Crestar Bank (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 15, 1988, and incorporated herein by reference)

  4.4 Rights Agreement Amendment, dated as of August 24, 1992, between the Registrant and Harris Trust and Savings Bank, as successor rights agent (filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 Registration Statement No. 33-56473, and incorporated herein by reference)

  4.5 Rights Agreement, dated as of March 15, 1998, between Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Registration Statement on Form 8-A, dated March 13, 1998)

  The registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

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

  10.8 Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference)

  10.9 Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

  10.10 Chesapeake Corporation Directors' Stock Option and Deferred Compensation Plan (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.11  Chesapeake Corporation 401(k) Restoration Plan  (filed as
         Exhibit 10.11 to the Annual Report on Form 10-K for the year December 31, 1996 and incorporated herein by reference)

  10.12  Chesapeake Corporation 1997 Incentive Plan (filed as Exhibit
         4.5 to Form S-8 Registration Statement No. 333-30763 and incorporated herein by reference)

  10.13 Agreement with Thomas H. Johnson (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended
         September 30, 1997 and incorporated herein by reference)

  10.14  Agreement with J. Carter Fox

  11.1   Computation of Net Income Per Share of Common Stock

  13.1 Portions of the Chesapeake Corporation Annual Report to Stockholders for the year ended December 31, 1997

  21.1   Subsidiaries

  23.1   Consent of Coopers & Lybrand L.L.P.

  27.1   Financial Data Schedule

  99.1 Form 11-K Annual Report, Hourly Employees' Stock Purchase Plan for the plan fiscal year ended November 30, 1997.