Form 10-Q
period 1997-09-30
CHESAPEAKE CORP /VA/
filed 1998-05-06
CIK 19731

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to        .


                   Commission file number: 1-3203

                     -------------------------

     CHESAPEAKE CORPORATION

       (Exact name of registrant as specified in its charter)

     Virginia                                     54-0166880
    (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)              Identification No.)

     1021 East Cary Street
     Richmond, Virginia                      23218-2350
 (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code: 804-697-1000

                           Not Applicable
       (Former name, former address, and former fiscal year,
                   if changed since last report)

                   ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes /X/   No / /     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998: 21,195,613 shares.

CHESAPEAKE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


INDEX


                                                     Page Number
                                                     -----------

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Consolidated Statements of Earnings-
       Three months ended March 31, 1998
            and March 31, 1997                              3
       Consolidated Balance Sheets
       at March 31, 1998 and December 31, 1997              4

       Consolidated Statements of Cash Flows-
       Three months ended March 31, 1998
       and March 31, 1997                                   6


       Notes to Consolidated Financial Statements           7

  Item 2.  Management's Discussion and Analysis of
           Financial Position and Results of Operations     15


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 20

  Item 4. Submission of Matters to a Vote of
          Security Holders                                  20

  Item 6. Exhibits and Reports on Form 8-K                  20


Signature                                                   21

                               PART I

              CHESAPEAKE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                (In millions, except per share data)
                            (Unaudited)
                                                   Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1998      1997
                                                     ----      ----
Net sales                                          $216.8     $294.5
Costs and expenses:
  Cost of products sold                              154.6     223.6
  Depreciation and cost of timber harvested           13.2      26.7
  Selling, general and administrative expenses        34.4      41.3
                                                    ------     ------
   Earnings from operations                           14.6       2.9

Other income and expenses, net                         2.7       1.0
Interest expense, net                                 (4.6)     (9.5)
                                                    ------     ------
    Earnings (loss) before taxes                      12.7      (5.6)

Income tax expense (benefit)                           4.7      (2.1)
                                                    ------     ------
    Net earnings (loss)                              $ 8.0     $ (3.5)
                                                    ======     ======
Basic earnings (loss) per share                      $0.38     $(0.15)
                                                    ======     ======
Weighted average number of
  common shares                                       21.2       23.4
                                                     ======    ======
Diluted earnings (loss) per share                    $0.37     $(0.15)
                                                     ======    ======
Weighted average number of
  common shares and
  equivalents outstanding,
  assuming dilution                                   21.5       23.4
                                                     ======    ======
Cash dividends declared per
  share of common stock                              $0.20      $0.20
                                                     ======    ======

See accompanying notes to consolidated financial statements.



              CHESAPEAKE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       (Millions of Dollars)


                                       (Unaudited)
                                       March 31, 1998     Dec. 31, 1997
                                       --------------     -------------

       ASSETS
Current assets:
    Cash and cash equivalents            $ 66.3                $ 73.3
    Accounts receivable, less
      allowances for doubtful
      accounts (1998 - $5.9;
      1997 - $5.9)                        117.0                 111.8
    Inventories, at lower of cost
      or market                           102.6                   98.8
    Deferred income taxes                  17.8                   17.8
    Other                                   6.3                    6.6
                                          ------                ------
      Total current assets                310.0                  308.3
                                          ------                ------


Property, plant and equipment, at cost    827.4                  818.6
    Less accumulated depreciation         358.6                  350.1
                                         ------                 ------
                                          468.8                  468.5
                                         ------                 ------
    Timber and timberlands, net            39.8                   39.8
                                         ------                 ------
  Net property, plant and equipment       508.6                  508.3
                                         ------                 ------
Goodwill, net                              47.1                   44.0

Other assets                               50.3                   52.4
                                         ------                 ------

        Total assets                     $916.0                 $913.0
                                        =======                =======

/TABLE

                   CHESAPEAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (Millions of dollars, except share data )

                                              (Unaudited)
                                             March 31, 1998   Dec. 31, 1997
                                             --------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                         $50.7            $52.1
        Accrued liabilities                       73.1             74.5
        Current maturities of long-term debt       0.7              0.6
        Dividends payable                          4.2              4.3
        Income taxes payable                       6.7              1.9
                                                 -----            -----
      Total current liabilities                  135.4            133.4
                                                 -----            -----

Long-term debt                                   266.0            264.3

Other long-term liabilities                        5.5              5.8

Postretirement benefits other than pensions        20.0            19.1

Deferred income taxes                              68.4            68.4
                                                  -----          ------
      Total liabilities                           495.3           491.0
                                                  -----           -----

Shareholders' equity:
  Preferred stock, $100 par value,
    issuable in series;
    authorized, 500,000 shares;
    issued, none                                       -              -
  Common stock, $1 par value;
    authorized 60,000,000 shares;
    outstanding 21,195,613 in 1998 and
    21,330,232 shares in 1997, respectively          21.2            21.3
  Additional paid-in capital                         22.0            26.4
  Foreign currency translation adjustment            (3.4)           (2.8)
  Other                                              (1.6)           (1.7)
  Retained earnings                                 382.5           378.8
                                                   ------           ------
      Total shareholders' equity                    420.7           422.0
                                                   ------           ------
          Total liabilities and
            shareholders' equity                   $916.0          $913.0
                                                   ======          ======

See accompanying notes to consolidated financial statements.

                   CHESAPEAKE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                         1998       1997
                                                         ----       ----
Operating activities
  Net earnings (loss)                                      $ 8.0    $ (3.5)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                            15.2      27.7
    Deferred income taxes                                    -         0.5
    Gain on sale of property, plant and equipment           (1.5)     (0.6)
    Changes in operating assets and liabilities,
     net of acquisitions:
     Accounts receivable                                    (4.1)    (14.5)
     Inventories                                            (3.2)      1.0
     Other assets                                            0.5       2.4
     Accounts payable                                        1.3      10.3
      Accrued liabilities                                   (4.5)    (18.1)
      Income taxes payable                                   4.7      (3.2)
                                                          -----      -----
Net cash provided by operating activities                  16.4        2.0
                                                          -----      -----
Investing activities
  Purchases of property, plant and equipment               (15.8)    (15.1)
  Acquisitions and proceeds from sale of
    property, plant and equipment                          ( 2.8)      0.6
  Other                                                      2.2      (0.3)
                                                           -----      -----
  Net cash used in investing activities                    (16.4)    (14.8)
                                                           -----      -----
Financing activities
  Net borrowing on lines of credit                           2.5      23.9
  Payments on long-term debt                                (1.0)     (5.3)
  Proceeds from issuances of common stock                      -       0.3
Purchases of outstanding common stock                       (4.7)        -
    Dividends paid                                          (4.2)     (4.7)
    Other                                                    0.4      (0.5)
                                                          ------     -----
  Net cash (used in) provided by financing activities       (7.0)     13.7
                                                           -----     -----
  (Decrease) increase in cash and cash equivalents          (7.0)      0.9

Cash and cash equivalents at beginning of period            73.3       9.8
                                                           -----     -----
Cash and cash equivalents at end of period                $ 66.3    $ 10.7
                                                          ======    ======
Supplemental cash flow information:
  Interest payments                                       $  4.7    $  8.1
                                                          ======    ======
  Income tax payments, net of refunds                     $  0.5    $  2.1
                                                          ======    ======

See accompanying notes to consolidated financial statements.


               CHESAPEAKE CORPORATION AND SUBSIDIARIES
        Notes To Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

    The condensed consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company") included herein are unaudited, except for the December 31, 1997 consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position at March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates in reporting the amounts of certain revenues and expenses during the reporting period of the financial statements and certain assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1998 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

    Certain prior-year data have been reclassified to conform to the 1998 presentation.


Note 2. Adoption of Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for all fiscal periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statements of operations or in a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income. For

              CHESAPEAKE CORPORATION AND SUBSIDIARIES
   Notes To Consolidated Financial Statements (Unaudited),continued


Note 2.  Adoption of Accounting Pronouncements, continued

the three months ended March 31, 1998 and 1997, comprehensive income is as follows:
                                       Mar. 31, 1998   Mar. 31, 1997
                                       -------------   -------------
                                               (In millions)
Net Earnings                                      $8.0           $(3.5)
  Other comprehensive income, net
   of tax:
  Foreign currency translation                    (0.4)           (0.3)
                                                  ----            ----
 Comprehensive income                             $7.6           $(3.8)
                                                  ====           =====

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS "131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS No.
131, which the Company expects to adopt in the second quarter of 1998, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that selected operating segment information be reported in interim financial statements. SFAS No. 132, which is effective for fiscal years beginning after December 31, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 provides guidance on accounting for the cost of computer software and SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. SOP 98-1 and SOP 98-5 are effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating these pronouncements and does not expect their adoption to have a material impact on its financial statements.




                   CHESAPEAKE CORPORATION AND SUBSIDIARIES
   Notes To Consolidated Financial Statements (Unaudited),continued


Note 3.  Acquisitions and Dispositions

    In February, 1998, Chesapeake Packaging Co. purchased substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., of Utica, NY. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products.

    On May 23, 1997, the Company completed the sale to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)"), a wholly-owned subsidiary of St. Laurent Paperboard Inc. (Toronto and Montreal:(SPI)), of : (i) the sole membership interest in Chesapeake Paper Products Company LLC (successor to Chesapeake Paper Products Company), a wholly-owned subsidiary of Chesapeake which, as of the closing date, owned and operated Chesapeake's kraft products mill located in West Point, VA (the "West Point Mill"); (ii) all of the capital stock of Chesapeake Box Company which, as of the closing date, owned and operated directly or through a subsidiary substantially all of the assets of four of Chesapeake's corrugated box plants; and (iii) all of the capital stock of Chesapeake Fiber Company which, as of the closing date, owned and operated directly or through a subsidiary certain assets related to the West Point Mill's wood procurement operations. The four box plants involved in the transaction are located in Richmond, VA; Roanoke, VA; Baltimore, MD; and North Tonawanda, NY.

    The purchase price of approximately $500.0 million was paid in cash at closing, with a post-closing purchase price adjustment of approximately $10 million paid to the buyer. The transaction resulted in an after-tax gain for Chesapeake of $49.1 million, or $2.07 a share, recorded in the second quarter of 1997. Chesapeake used approximately $250 million of net after-tax proceeds to reduce debt, $79 million to repurchase common stock, and plans to use the remainder of the net after-tax proceeds for further repurchases of its common stock and to finance growth opportunities internally and through acquisitions.


              CHESAPEAKE CORPORATION AND SUBSIDIARIES
  Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.      Inventories
                                       Mar. 31, 1998   Dec. 31, 1997
                                       -------------   -------------
                                               (In millions)
    Inventories consist of:
         Finished goods                         $ 36.7           $26.7
         Work in process                          27.9            36.2
         Materials and supplies                   38.0            35.9
                                                 -----            ----
            Totals                              $102.6           $98.8
                                                ======           =====

Note 5.      Commitments

    At March 31, 1998, commitments, primarily for capital expenditures, approximated $54 million. These commitments include anticipated expenditures of $1.5 million in 1998 for environmental protection related to the Company's tissue mills. The remaining commitments of $52.5 million are related to various capital projects, none of which are individually material.

    Additional non-determinable environmental protection expenditures could be required in the future if facilities are expanded or if more stringent standards become applicable. See Note 8.


Note 6.  Litigation

    Wisconsin Tissue ("WT"), a wholly-owned subsidiary of the Company, has been identified by the federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and Superfund liability in the Fox River and Green Bay System. See Note 8 for further information regarding this matter.

    On May 13, 1997, the Attorney General of Florida filed a civil complaint against WT alleging violations of antitrust laws. The complaint also names nine other commercial and industrial tissue manufacturers and seeks compensatory monetary damages, civil penalties, and injunctive relief. At least 35 other private civil antitrust class actions have also been filed against WT (or against the Company, identifying WT as a "division" of the Company) and
against the other defendants.   WT and the Company believe that WT has
valid defenses to the plaintiffs' claims and intend to defend the

              CHESAPEAKE CORPORATION AND SUBSIDIARIES
   Notes To Consolidated Financial Statements (Unaudited),continued

Note 6.  Litigation, continued

actions vigorously. The Company is a party to various other legal actions which are ordinary and incidental to its business.

    While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 7.  Income Taxes

    The Company's effective income tax rate was 37.5% in the first quarter of 1998 and 1997. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from acquisitions.

Note 8.  Environmental Matters

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

    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency

 CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued


Note 8. Environmental Matters, continued

("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and has identified WT as a possible PRP.

    The previously disclosed identification by EPA of the Company's Color-Box, Inc., subsidiary as a PRP in connection with certain sites operated by PCB Treatment, Inc., in Kansas and Missouri was resolved in April, 1998, through a de micromis settlement with the PRP Steering Committee. The settlement was not material to the Company's financial position or results of operation. Except for the Fox River matter, the Company has not been identified as a potential PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position or results of operation.

    In June 1994, the United States Fish and Wildlife Service
("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notice from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The FWS is proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs are engaged in discussions with the parties asserting federal trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the federal natural resource damage claims.

    WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration, and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System. On January 31, 1997, the PRPs signed an interim agreement with the State of Wisconsin under which the PRPs will provide funds for an interim phase of resource damage assessment and restoration work. WT's obligation under the agreement is not material to the Company's financial position or results of operations.



              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued


Note 8. Environmental Matters, continued

    On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. The EPA identified several possible PRPs including WT. The EPA has announced that it will proceed with a remedial investigation/feasibility study of the lower Fox River site.

    The ultimate cost to WT, if any, associated with these matters cannot be predicted with certainty at this time, due to the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, WT's share of any multi-party clean-up expenses; the uncertain extent of any contamination; the varying costs of alternative restoration methods; the evolving nature of clean-up technologies and governmental regulations; the lack of controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. Based on presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any final settlement. The Company believes that it is entitled to indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. The prior owner has reimbursed WT for out-of-pocket costs and attorneys' fees related to investigation of the matter. The Company believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

    In March 1995, the EPA issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. Wisconsin has issued a discharge permit for WT's mill in Menasha, WI, based on the Final Guidance. WT does not expect to have significant capital expenditures or additional operating costs to comply with the permit.

    The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The recently published Cluster Rules, which are primarily applicable to the bleached kraft industry, require compliance within three years


              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued


Note 8. Environmental Matters, continued after the date of adoption. Based on the Company's preliminary estimates, compliance with the recently published cluster rules will require capital expenditures totaling not more than approximately $5 to 6 million, primarily at the Company's largest paper mill located in Menasha, WI. The EPA has stated its intent to develop additional Cluster Rules. The eventual capital expense impact on the Company of compliance with the additional Cluster Rules is not presently determinable and will depend on a number of factors, including the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and markets; and developments in compliance technology.

    In March 1998, WT's Chicago tissue mill received a Notice of Violation from EPA alleging violation of the Illinois State Implementation Plan as adopted pursuant to the Clean Air Act. The alleged violation involves the emission of volatile organic material. WT is in the process of evaluating the allegations of a violation.
The ultimate cost to WT, if any, associated with the alleged violation cannot be determined with certainty at this time due to the absence of a determination that there has been a violation, and, if a violation is found to have occurred, a determination of the appropriate capture and control techniques or other corrective action and the cost thereof, and the amount of any penalties imposed by EPA. WT believes that it is entitled to significant indemnification for any costs or expenses incurred with regard to this matter from the prior owner of the Chicago mill and that the prior owner has the financial ability to pay any such indemnification.

    Chesapeake operates under, and believes that it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

BUSINESS SEGMENT HIGHLIGHTS
                                                    First Quarter
                                                    -------------
                                                   1998       1997
                                                   ----       ----
Net Sales:
 Tissue                                            $101.7    $ 94.7
 Specialty packaging                                104.3      93.8
 Forest products/land development                    10.8       6.5
                                                    -----      -----
 Ongoing operations                                 216.8     195.0
 Divested businesses                                    -      99.5
                                                    -----     -----
                                                   $216.8    $294.5
                                                   ======    ======
EBIT:
 Tissue                                             $15.4     $13.2
 Specialty packaging                                  0.8      (2.0)
 Forest products/land development                     3.3       2.7
 Corporate                                           (2.2)     (4.0)
                                                     ----      ----
 Ongoing operations                                  17.3       9.9
      Divested businesses                               -      (6.0)
                                                    -----       ----
                                                    $17.3     $ 3.9
                                                    =====     =====

First Quarter 1998 vs. First Quarter 1997

     Net earnings for the three months ended March 31, 1998, were $8.0 million, or $.37 a share fully diluted, compared with the 1997 first quarter reported net loss of $3.5 million, or $.15 a share.
Net earnings from ongoing operations for the first quarter of 1997 on a pro forma basis (after giving effect to the May 23, 1997, sale of the West Point, VA, kraft mill and related assets as if it had occurred as of the beginning of the first quarter of 1997) were $3.6 million, or $.15 a share fully diluted. The increase in net earnings was primarily the result of higher sales volume, higher corrugated box pricing and lower interest costs on outstanding debt.

     Net sales for the three months ended March 31, 1998, were $216.8 million, compared with first quarter net sales of $294.5 million in 1997. First quarter 1998 net sales were up 11% from first quarter 1997 net sales from ongoing operations of $195.0 million. This

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS, CONTINUED


increase was primarily the result of growth in unit volume.

     Net sales for the Tissue segment of $101.7 million for the first quarter of 1998, were up 7% from the first quarter of 1997. Shipments of converted tissue products were up 8% over the first quarter of 1997. Sales of parent rolls were nearly twice that of last year's first quarter. Earnings before interest and taxes ("EBIT") for the tissue segment for the first quarter of 1998 of $15.4 million increased 17% compared to the first quarter of 1997 due primarily to volume growth.

     Net sales for the Specialty Packaging segment for the first quarter of 1998 of $104.3 million were up 11% compared to net sales from ongoing operations for the segment during the first quarter of 1997 due primarily to improved product mix, volume growth and higher corrugated box pricing. For the first quarter of 1998, segment EBIT was $.8 million, a $2.8 million improvement over the $2 million loss for the first quarter of 1997 for ongoing operations. The increase was primarily due to cost reductions in the display and custom packaging business coupled with strong revenue growth. The corrugated container business unit continued to perform well.

     Net sales for the Forest Products/Land Development segment for the first quarter of 1998 were $10.8 million, up 66% from net sales of $6.5 million in the first quarter of 1997, due, primarily to additional pulpwood shipments and slightly higher lumber pricing. Segment EBIT for the first quarter of 1998 was $3.3 million, up 22% compared to $2.7 million for the first quarter last year. The increase was primarily due to favorable shipments and pricing, offset in part by the negative impact on logging operations due to the extremely wet weather during the first quarter of 1998.

     Other income and expenses, net increased for the first quarter of 1998 compared to the first quarter of 1997 due primarily to a gain on the sale of a corporate aircraft.

     Part of the proceeds from the sale of the West Point Mill and related assets were used to reduce outstanding debt during 1997, thereby reducing interest expense in the first quarter of 1998 by $4.9 million from $9.5 million in the first quarter of 1997.


Capital Expenditures

     Capital expenditures for the three months ended March 31, 1998 and 1997, respectively, totaled $15.8 million and $15.1 million and related primarily to strategic initiatives in the packaging and tissue businesses. Planned capital expenditures and acquisitions for 1998

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS, CONTINUED

are expected to be approximately $65 to $70 million. These initiatives include new for tissue converting equipment at the Menasha, WI, Bellemont, AZ, and Greenwich, NY, facilities; implementation of several new information systems throughout the company; and expansion and modernization of the West Point, VA, sawmill. These projects are consistent with Chesapeake's strategy of expanding the packaging and tissue businesses, reducing costs, and focusing capital spending on projects that are expected to generate a high return on investment.
No other 1998 capital project is expected to account for more than 5% of the total planned spending. Capital expenditures and acquisitions for 1998 are expected to be financed with internally generated cash.

Liquidity and Capital Resources

          Working capital decreased $.3 million during the first quarter of
1998.   The decrease was primarily due to the decrease in cash and cash equivalents resulting from the repurchase of common stock and the completion of the Rock City Box acquisition in February 1998, partially offset by an increase in accounts receivable. The average accounts receivable collection period for the first three months of 1998 improved slightly compared to the first three months of 1997.
The inventory turnover rate for the first three months of 1998 was approximately the same as the first three months of last year. The ratio of current assets to current liabilities was 2.3 at the end of the first quarter of 1998 and 1997.

          EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization, was $32.5 million for the first quarter of 1998. This was slightly higher than EBITDA of $31.6 million for the first quarter of 1997. Net cash provided by operating activities for the first quarter was $16.4 million, up from $2.0 million of net cash provided by operating activities for the first quarter of 1997 due to improved net earnings and improved management of working capital.

          At the end of the first quarter of 1998, long-term debt totaled
$266 million, compared to $518.7 million at the end of the same period of 1997. Long-term debt was substantially reduced in the second quarter of 1997 by use of part of the proceeds of the sale of the West
Point Mill and related assets. The ratio of long-term debt to total capital was 35% at the end of the first quarter of 1998, a reduction of 12% from the end of the same period last year. The ratio of long-term debt to shareholders' equity was 63% at the end of the first quarter of 1998 compared to 112% at the end of the first quarter of 1997. Out of a total of $67 million committed and $105 million uncommitted domestic and foreign credit lines available at the end of the first quarter of 1998, $11 million of foreign lines were utilized.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS, CONTINUED


          Foreign currency transactions and financial statements of foreign subsidiaries are translated into U.S. dollars at prevailing or current rates respectively, except for revenue, costs and expenses, which are translated at average current rates during each reporting period.
Gains and losses resulting from foreign currency transactions are included in income.

Year 2000 Planning

          The Company has established a company-wide plan for addressing the Year 2000 issue, primarily through significant upgrades of information systems for the Company's packaging businesses. Contracts have been signed with appropriate application vendors and consultants, where appropriate, to provide most of the upgrades of the packaging business systems and the necessary modifications or upgrades to the systems for the Company's other businesses. The Company's plans, and the contracts with the outside vendors, anticipate substantial completion of the necessary upgrades and modifications by 1999. Based on the contracts with outside vendors and current cost estimates, management does not expect the cost of compliance with the Year 2000 issues will have a material impact on the Company's financial position, results of operations or cash flow. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.

Accounting Pronouncements

          The Financial Accounting Standards Board has issued several new pronouncements, including standards on information about capital structure, comprehensive income, business segment reporting and pensions and other post-retirement benefits. In addition, the American Institute of Certified Public Accountants has issued several new standards on accounting for computer software and reporting the cost of start-up activities. These standards are not expected to have a material impact on the Company's financial statements. See Note 2 in the notes to consolidated financial statements for more information on these standards.

Other

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995. Changes in the following important factors, among others, could cause the Company's actual

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS, CONTINUED



results to differ materially from those expressed in the forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as waste paper and corrugated box and display materials; fluctuations in demand;
governmental policies and regulations affecting the environment;
interest rates; currency translation movements; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

                               PART II




Item 1.      Legal Proceedings

             Reference is made to Note 6 of the Notes to Consolidated Financial Statements included herein


Item 4.      Submission of Matters to a Vote of Security Holders

             At the Annual Meeting of Stockholders on April 22, 1998, the following business was transacted:

             (1) All nominees for election to the Board of Directors were elected.


                                       Number       Number
                                       of           of Shares
                                       Shares       Authority
                                       For          Withheld
            Robert L. Hintz            15,091,222   3,373,462
            Thomas H. Johnson          15,958,859   2,505,825
            Frank S. Royal             15,996,637   2,468,047


        (2) The appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending
            December 31, 1998 was ratified. There were 18,405,937 votes for the proposal and 25,305 against with 33,442 abstentions.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit  3.2 - Amended and Restated Bylaws

            Exhibit 10.1 - J. Carter Fox Consulting Agreement

            Exhibit 11.1 - Computation of Net Earnings Per
                           Share of Common Stock

            Exhibit 27.1 - Financial Data Schedule

        (b) Reports on Form 8-K
             None

                              SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                            (Registrant)



Date: May 6, 1998                 BY: /s/William T. Tolley
                                         William T. Tolley
                                      Group Vice President - Finance
                                      & Chief Financial Officer

                             EXHIBIT INDEX


                                                               Page
Exhibit 3.2
   Amended and Restated Bylaws

Exhibit 10.1
   J. Carter Fox Consulting Agreement

Exhibit 11.1
   Computation of Net Earnings per Share of
   Common Stock                                                 23

                                                                                                   EXHIBIT 11.1


               CHESAPEAKE CORPORATION AND SUBSIDIARIES
        COMPUTATION OF NET EARNINGS PER SHARE OF COMMON STOCK
FOR THE FIRST QUARTER ENDED MARCH 31, 1998 AND 1997

       (Share amounts in thousands, dollar amounts in millions,
                         except for per share amounts)

                                                   1998      1997
                                                    ----      ----
Basic:
  Weighted average number of common shares
   outstanding                                      21,195     23,410
                                                    ======     ======

  Net earnings (loss)                                $ 8.0     $ (3.5)
                                                      =====     ======

  Per share amount                                   $0.38     $(0.15)
                                                     =====     ======

Fully diluted:
  Weighted average number of common shares
   outstanding                                      21,195     23,410
  Net additional common shares
    issuable upon exercise of
    dilutive options, determined
    by treasury stock method using
    the average price                                  267         23
                                                    ------     ------
  Common shares, equivalents and
    other potentially dilutive
    securities                                      21,462     23,433
                                                    ======     ======

  Net earnings (loss) for fully diluted
    computation                                     $  8.0    $  (3.5)
                                                    ======    =======
  Per share amount                                  $ 0.37    $ (0.15)
                                                    ======    =======


