Form 10-Q
period 1998-06-30
CHESAPEAKE CORP /VA/
filed 1998-08-13
CIK 19731

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

                               OR

 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________.

                 Commission file number: 1-3203
                     _______________________

                     CHESAPEAKE CORPORATION

     (Exact name of registrant as specified in its charter)

           Virginia                             54-0166880
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

        1021 East Cary Street
         Richmond, Virginia                     23218-2350
(Address of principal executive offices)         Zip Code

Registrant's telephone number, including area code: 804-697-1000

                         Not Applicable
      (Former name, former address, and former fiscal year,
                  if changed since last report)
                     _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/.   No  / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998: 21,328,154 shares.



                     CHESAPEAKE CORPORATION
                            FORM 10-Q
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Quarter and Six months ended June 30, 1998
          and June 30, 1997                                  3

        Consolidated Balance Sheets
         at June 30, 1998 and December 31, 1997              5

        Consolidated Statements of Cash Flows-
         Six months ended June 30, 1998
          and June 30, 1997                                  7

        Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of
            Financial Position and Results of Operations    18


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               25

    Item 6. Exhibits and Reports on Form 8-K                25


Signature                                                   26














                               -2-
                             PART I


             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                                   June 30,          June 30,
                               --------------------------------
                                  1998    1997      1998   1997
                                ------  ------    ------ ------
Net sales                       $237.0  $264.3    $453.8 $558.8
Costs and expenses:
  Cost of products sold          171.6   201.3     326.2  424.9
  Depreciation and cost of
   timber harvested               15.1    19.8      29.7   46.5
  Selling, general and
   administrative expenses        32.2    41.2      65.2   82.5
  Restructuring/special charges      -    18.9         -   18.9
                                ------  ------    ------ ------
   Earnings(loss)from operations  18.1   (16.9)     32.7  (14.0)

Gain on sale of businesses           -    86.3         -   86.3
Other income and expenses, net     3.3     2.1       6.0    3.1
Interest expense, net             (4.7)   (6.8)     (9.3) (16.3)
                                ------  ------    ------ ------
   Earnings before taxes and
      extraordinary item          16.7    64.7      29.4   59.1

Income taxes                       6.2    27.6      10.9   25.5
                                ------  ------    ------ ------
   Income before extraordinary
      item                        10.5    37.1      18.5   33.6
Extraordinary item, net of
      income tax                     -    (2.3)        -   (2.3)
                                ------  ------    ------ ------
    Net earnings                $ 10.5  $ 34.8    $ 18.5 $ 31.3
                                ======  ======    ====== ======











                               -3-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF EARNINGS, Continued
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                                   June 30,          June 30,
                               --------------------------------
                                  1998    1997      1998   1997
                                ------  ------    ------ ------
Basic earnings per share
   Earnings before
      extraordinary item        $  .50  $ 1.58    $  .87 $ 1.43
   Extraordinary item, net of
      income taxes                   -    (.10)        -   (.10)
                                ------  ------    ------ ------
   Earnings                     $  .50  $ 1.48    $  .87 $ 1.33
                                ======  ======    ====== ======
Weighted average number of
 common shares                    21.1    23.8      21.3   23.7
                                ======  ======    ====== ======
Diluted earnings per share
   Earnings before
      extraordinary item        $  .49  $ 1.56    $  .86 $ 1.41
   Extraordinary item,
      net of income taxes            -    (.10)        -   (.10)
                                ------  ------    ------ ------
   Earnings                     $  .49  $ 1.46    $  .86 $ 1.31
                                ======  ======    ====== ======
Weighted average number of
 common shares and equivalents
 outstanding, assuming dilution   21.5    23.8      21.5   23.7
                                ======  ======    ====== ======
Cash dividends declared per
 share of common stock          $  .20  $  .20    $  .40 $  .40
                                ======  ======    ====== ======


See accompanying notes to consolidated financial statements.












                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Millions of dollars)

                                             (Unaudited)
                                               June 30,  Dec. 31,
                                                 1998      1997
                                              ---------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                    $ 58.6  $ 73.3
    Accounts receivable, less allowances for
     doubtful accounts (1998-$4.7; 1997-$5.9)     127.8   111.8
    Inventories, at lower of cost or market       103.4    98.8
    Deferred income taxes                          17.8    17.8
    Other                                           7.4     6.6
                                                 ------  ------
      Total current assets                        315.0   308.3
                                                 ------  ------

Property, plant and equipment, at cost            847.1   818.6
    Less accumulated depreciation                 372.4   350.1
                                                 ------  ------
                                                  474.7   468.5

    Timber and timberlands, net                    39.8    39.8
                                                 ------  ------
  Net property, plant and equipment               514.5   508.3
                                                 ------  ------
Goodwill, net                                      46.4    44.0

Other assets                                       50.9    52.4
                                                 ------  ------

    Total assets                                 $926.8  $913.0
                                                 ======  ======













                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
            (Millions of dollars, except share data)

                                             (Unaudited)
                                               June 30,  Dec. 31,
                                                 1998      1997
                                              ---------- --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 53.8  $ 52.1
  Accrued liabilities                              75.9    74.5
  Current maturities of long-term debt              0.8     0.6
  Dividends payable                                 4.3     4.3
  Income taxes payable                              2.4     1.9
                                                 ------  ------
      Total current liabilities                   137.2   133.4
                                                 ------  ------
Long-term debt                                    267.8   264.3

Other long-term liabilities                         5.6     5.8

Postretirement benefits other than pensions        20.4    19.1

Deferred income taxes                              68.8    68.4
                                                 ------  ------
      Total liabilities                           499.8   491.0
                                                 ------  ------
Shareholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -       -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 21,328,154
    in 1998 and 21,330,232 shares in 1997,
    respectively                                   21.3    21.3
  Additional paid-in capital                       20.8    24.7
  Other comprehensive income                       (3.9)   (2.8)
  Retained earnings                               388.8   378.8
                                                 ------  ------
      Total shareholders' equity                  427.0   422.0
                                                 ------  ------
          Total liabilities and shareholders'
            equity                               $926.8  $913.0
                                                 ======  ======

See accompanying notes to consolidated financial statements.



                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                    June 30,
                                                  1998    1997
                                                 ------ -------
Operating activities
  Net earnings                                   $ 18.5  $ 31.3
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                   31.0    48.2
    Deferred income taxes                            .4   (62.5)
    Gain on sale of property, plant and equipment  (1.6)   ( .6)
    Gain on sale of business                        -     (86.3)
    Restructuring/special charges                   -      18.9
    Extraordinary item                              -       4.0
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                        (15.0)   (6.1)
       Inventories                                 (3.3)   (5.6)
       Other assets                                (1.0)    5.5
       Accounts payable                             1.7     9.5
       Accrued liabilities                          1.4     9.1
       Income taxes payable                          .5    78.2
       Other current liabilities                     .9     2.6
                                                 ------  ------
  Net cash provided by operating activities        33.5    46.2
                                                 ------  ------


Investing activities
    Purchases of property, plant and equipment    (36.6)  (32.1)
    Acquisitions and proceeds from sale of
      property, plant and equipment                (2.9)     .4
    Proceeds from sale of businesses, net of
      disposition expenses                            -   472.7
    Other, net                                        -    (2.3)
                                                 ------  ------
  Net cash (used in) provided by investing
    activities                                    (39.5)  438.7
                                                 ------  ------







                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                    June 30,
                                                  1998    1997
                                                 -----   -----
Financing activities
  Net borrowings (payments) on lines of credit      4.6  (169.0)
  Payments on long-term debt                       (1.6)  (63.6)
  Proceeds from long-term debt                       .5      .1
  Proceeds from issuances of common stock             -      .6
  Purchases of outstanding common stock            (6.9)      -
  Dividends paid                                   (8.5)   (9.4)
  Other, net                                        3.2       -
                                                 ------  ------
Net cash used in financing activities              (8.7) (241.3)
                                                 ------  ------
  (Decrease) increase in cash and cash
    equivalents                                   (14.7)  243.6
Cash and cash equivalents at beginning of
  period                                           73.3     9.8
                                                 ------  ------
Cash and cash equivalents at end of period       $ 58.6  $253.4
                                                 ======  ======


See accompanying notes to consolidated financial statements.






















                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies

     The condensed consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company") included herein are unaudited, except for the December 31, 1997 consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position and results of operations for the interim periods reported hereon.

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

Note 2.  Adoption of Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for all fiscal periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statements of operations or in a separate statement. Additionally, SFAS 130 requires the display







                               -9-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited),continued


Note 2.  Adoption of Accounting Pronouncements, continued

of the accumulated balance of other comprehensive income. For the quarter and six months ended June 30, 1998 and 1997, comprehensive income is as follows:

                                Quarter Ended    Six Months Ended
                                   June 30,          June 30,
                               --------------------------------
                                  1998    1997      1998   1997
                                ------  ------    ------ ------
Net earnings                     $10.5   $34.8     $18.5  $31.3
   Foreign currency translation
     (Net of tax)                  (.4)    (.5)      (.8)   (.8)
                                 -----   -----     -----  -----
     Comprehensive income        $10.1   $34.3     $17.7  $30.5
                                 =====   =====     =====  =====

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. The Company expects to adopt this standard by the end of the year. SFAS 132, which is effective for fiscal years beginning after December 31, 1997, requires revisions to disclosures for pensions and other postretirement benefits. SFAS 133, which is effective for fiscal years beginning after June 15, 1999, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. These standards are not expected to have a material impact on the Company's financial statements. The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 provides guidance on accounting for the cost of computer software for internal use





                              -10-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements(Unaudited),continued

Note 2.  Adoption of Accounting Pronouncements, continued

and SOP 98-5 provides guidance on the financial reporting of start-up and organizational costs. SOP 98-1 and SOP 98-5 are effective for fiscal years beginning after December 15, 1998. The Company has adopted these pronouncements, and there was no impact on its financial statements for the first quarter and no material impact for the second quarter of 1998.

Note 3.  Acquisitions and Dispositions

     On June 24, 1998, Chesapeake Corporation signed a letter of intent to acquire all of the outstanding capital stock of Capitol
Packaging Corporation, a specialty packaging company located in Denver, Colorado.

     On February 2, 1998, Chesapeake Packaging Co. purchased substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., located in Utica, NY. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products.

     On May 23, 1997, the Company completed the sale to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)"), a wholly-owned subsidiary of St. Laurent Paperboard Inc. (Toronto and Montreal:(SPI)), of: (i) the sole membership interest in Chesapeake Paper Products Company LLC (successor to Chesapeake Paper Products Company), a wholly-owned subsidiary of Chesapeake which, as of the closing date, owned and operated Chesapeake's kraft products mill located in West Point, VA (the "West Point Mill"); (ii) all of the capital stock of Chesapeake Box Company which, as of the closing date, owned and operated directly or through a subsidiary substantially all of the assets of four of Chesapeake's corrugated box plants; and (iii) all of the capital stock of Chesapeake Fiber Company which, as of the closing date, owned and operated directly or through a subsidiary certain assets related to the West Point Mill's wood procurement operations. The four box plants involved in the transaction are located in Richmond, VA; Roanoke, VA; Baltimore, MD; and North Tonawanda, NY.

     The purchase price of approximately $500.0 million was paid in cash at closing, with a post-closing purchase price adjustment of approximately $10 million paid to the buyer. The transaction resulted in an after-tax gain for Chesapeake of $49.1 million, or $2.07 a share, recorded in the second quarter of 1997.
Chesapeake used approximately $250 million of net

                              -11-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements(Unaudited),continued

Note 3.  Acquisitions and Dispositions, continued

after-tax proceeds to reduce debt, $79 million to repurchase common stock, and plans to use the remainder of the net after-tax proceeds for further repurchases of its common stock and to finance growth opportunities internally and through acquisitions.

Note 4.  Inventories
                                     June 30,   Dec. 31,
                                       1998       1997
                                     --------   --------
                                        (In millions)
     Inventories consist of:
          Finished goods               $ 35.4    $ 26.7
          Work in process                25.4      36.2
          Materials and supplies         42.6      35.9
                                       ------    ------
             Totals                    $103.4    $ 98.8
                                       ======    ======

Note 5.  Commitments

     At June 30, 1998, commitments, primarily for capital expenditures, approximated $28 million. These commitments include anticipated expenditures of $1.5 million in 1998 for environmental protection related to the Company's tissue mills.
The remaining commitments of $26.5 million are related to various capital projects, none of which is individually material.

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




                              -12-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 6.  Litigation, continued

     On May 13, 1997, the Attorney General of Florida filed a civil complaint against WT alleging violations of antitrust laws. The complaint also names nine other commercial and industrial tissue manufacturers and seeks compensatory monetary damages, civil penalties, and injunctive relief. Other private civil antitrust class actions have also been filed against WT (or against the Company, identifying WT as a "division" of the Company) and against the other defendants. WT and the Company believe that WT has valid defenses to the plaintiffs' claims and intend to defend the actions vigorously.

     The Company is a party to various other legal actions which are ordinary and incidental to its business.

     While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 7.  Income Taxes

     The Company's effective income tax rate was 37.5% for the first two quarters of 1998 and 43.2% for the first two quarters of 1997. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from a one-time second quarter 1997 disposition and from acquisitions.

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


                              -13-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

regulations is not expected to have a materially adverse effect on the Company's earnings, financial position, or competitive position.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and has identified WT as a PRP.

     Except for the Fox River matter, the Company has not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position or results of operation.

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








                              -14-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

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

     WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration, and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System. Under an interim agreement with the State of Wisconsin, the PRPs are providing funds for an interim phase of resource damage assessment and restoration work. WT's obligation under the agreement is not material to the Company's financial position or results of operations.

     On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. The EPA identified several PRPs including WT. The EPA has announced that it will proceed with a remedial investigation/feasibility study of the lower Fox River site.

     The ultimate cost to WT, if any, associated with these matters cannot be predicted with certainty at this time, due to the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, WT's share of any multi-party clean-up expenses; the uncertain extent of any contamination; the varying costs of alternative restoration methods; the evolving nature of clean-up technologies and governmental regulations; the lack of controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. Based on presently available information, the Company believes that there are




                              -15-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

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

     In March 1995, the EPA issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. The State of Wisconsin has issued a discharge permit for WT's mill in Menasha, WI, based on the Final Guidance. WT does not expect to have significant capital expenditures or additional operating costs to comply with the permit.

     The EPA has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The recently published Cluster Rules, which are primarily applicable to the bleached kraft industry, require compliance within three years after the date of adoption. Based on the Company's preliminary estimates, compliance with the recently published cluster rules will require capital expenditures totaling not more than approximately $5 to 6 million, primarily at the Company's largest tissue mill located in Menasha, WI. The EPA has stated its intent to develop additional Cluster Rules. The eventual capital cost impact on the Company of compliance with the additional Cluster Rules is not presently determinable and will depend on a number of factors, including the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and market; and development in compliance technology.

     In March 1998, WT's Chicago tissue mill received a Notice of
Violation from EPA alleging violation of the Illinois State


                              -16-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

Implementation Plan as adopted pursuant to the Clean Air Act.
The alleged violation involves the emission of volatile organic material. WT is in the process of evaluating the EPA's allegations. The ultimate cost to WT, if any, associated with the alleged violation cannot be determined with certainty at this time due to the absence of a determination that there has been a violation, and, if a violation is found to have occurred, a determination of the appropriate capture and control techniques or other corrective action and the cost thereof, and the amount of any penalties imposed by EPA. WT believes that it is entitled to significant indemnification for any costs or expenses incurred with regard to this matter from the prior owner of the Chicago mill and that the prior owner has the financial ability honor its indemnification obligation.

     One July 17, 1998, WT's Menasha paper mill received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violations of Wisconsin's Air Management Rules. The alleged violations involve the emission of volatile organic material and the failure to comply with reporting requirements. WT is in the process of evaluating the WDNR's allegations. The ultimate cost to WT, if any, associated with the alleged violations cannot be determined with certainty at this time due to the absence of a determination that there have been violations and, if violations are found to have occurred, a determination of the appropriate corrective action and the cost thereof and the amount of any penalties imposed by WDNR.

     Chesapeake operates under, and believes it is in substantial compliance with, the terms of various air emission and water and effluent discharge permits and other environmental regulations.













                              -17-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

BUSINESS SEGMENT HIGHLIGHTS
                                 Second Quarter   Year-to-Date
                                 --------------  -------------
                                  1998    1997     1998   1997
                                  ----    ----     ----   ----
Net sales:
 Tissue                           $113.4 $102.0  $215.2 $196.7
 Specialty packaging               111.5   97.1   215.7  190.9
 Forest products/land development   12.1    9.2    22.9   15.7
                                  ------ ------  ------ ------
 Ongoing operations                237.0  208.3   453.8  403.3
 Divested businesses                   -   56.0       -  155.5
                                  ------ ------  ------ ------
                                  $237.0 $264.3  $453.8 $558.8
                                  ====== ======  ====== ======
EBIT:
 Tissue                           $ 18.4 $ 13.5  $ 33.8 $ 26.7
 Specialty packaging                 1.7   (0.6)    2.5   (2.6)
 Forest products/land development    5.1    2.9     8.4    5.6
 Corporate                          (3.8)  (3.4)   (6.0)  (7.4)
                                  ------ ------  ------ ------
 Ongoing operations                 21.4   12.4    38.7   22.3
 Divested businesses                   -   (8.3)      -  (14.3)
 Gain on sale of business              -   86.3       -   86.3
 Restructuring/special charges         -  (18.9)      -  (18.9)
                                  ------ ------  ------ ------
                                  $ 21.4 $ 71.5  $ 38.7 $ 75.4
                                  ====== ======  ====== ======



Second Quarter 1998 vs. Second Quarter 1997

     Net earnings for the three months ended June 30, 1998, were $10.5 million, or $.49 a share fully diluted, compared with the 1997 second quarter reported net earnings of $34.8 million, or $1.46 a share. Reported net income for the second quarter of 1997 included: an after-tax gain of $49.1 million, or $2.07 per share, on the sale of the West Point Mill and four box plants to St. Laurent Paperboard Inc.; restructuring charges of $10.8 million after tax, or $.45 per share; and an extraordinary loss of $2.3 million, or $.10 per share, net of income taxes, related




                              -18-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

to the repurchase of debt. Net earnings from ongoing operations for the second quarter of 1997 on a pro forma basis (after giving effect to the May 23, 1997, sale of the West Point Mill and related assets as if it had occurred as of the beginning of the second quarter of 1997) were $5.4 million, or $.23 a share fully diluted. The increase in net earnings was primarily the result of higher sales volume and lower outstanding debt.

     Net sales for the three months ended June 30, 1998, were $237.0 million, compared with second quarter reported net sales of $264.3 million in 1997. Second quarter 1998 net sales were up 14% from second quarter 1997 net sales from ongoing operations of $208.3 million. This increase was primarily the result of growth in unit volume.

     Net sales for the Tissue segment of $113.4 million for the second quarter of 1998 were up 11% from the second quarter of 1997. Shipments of converted tissue products were up more than 10% over the second quarter of 1997. Sales of parent rolls were nearly twice those of last year's second quarter. Earnings before interest and taxes ("EBIT") for the tissue segment for the second quarter of 1998 of $18.4 million increased 36% compared to the second quarter of 1997 due primarily to volume growth and improved converting efficiencies.

     Net sales for the Specialty Packaging segment for the second quarter of 1998 of $111.5 million were up 15% compared to net sales from ongoing operations for the segment during the second quarter of 1997 due primarily to volume growth. For the second quarter of 1998, segment EBIT was $1.7 million, a $2.3 million improvement over the $.6 million loss for the second quarter of 1997 for ongoing operations. The increase was primarily due to cost reductions in the display and custom packaging business coupled with strong revenue growth. The corrugated container business unit continued to perform well.

     Net sales for the Forest Products/Land Development segment for the second quarter of 1998 were $12.1 million, up 32% from net sales of $9.2 million in the second quarter of 1997, due primarily to additional pulpwood shipments and higher land sales. Segment EBIT for the second quarter of 1998 was $5.1 million, up 76% compared to $2.9 million for the second quarter last year. The increase was primarily due to modestly higher pulpwood pricing and increased land sales.




                              -19-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     Part of the proceeds from the sale of the West Point Mill and related assets were used to reduce outstanding debt during 1997, thereby reducing interest expense in the second quarter of 1998 by $2.1 million from $6.8 million in the second quarter of 1997.

Second Quarter Year-to-date 1998 vs. Second Quarter Year-to-date
   1997

     Net income for the six months ended June 30, 1998 was $18.5 million, or $.86 per diluted share, compared with pro forma net income from ongoing operations of $9.0 million, or $.38 per share, for the first half of 1997. Reported net income the first six months of 1997, including the one-time and extraordinary item, was $31.3 million, or $1.31 per share.

     Net sales for the six months ended June 30, 1998, were $453.8 million, compared with net sales of $403.3 million from ongoing operations for the first half of 1997. Reported sales for the first half of last year, including divested businesses, were $558.8 million.

     Net sales for the Tissue segment of $215.2 million for the first half of 1998 were up greater than 10% from the first half of 1997. Converted shipments were 144,283 tons, a 12% increase over last year. EBIT for the Tissue segment of $33.8 million was up 27% compared to the first half of 1997. The increase in EBIT was due primarily to improved margins resulting from increased volume and improved converting efficiencies.

     Net sales for the Specialty Packaging segment for the first half of 1998 were $215.7 million, up from 13% compared to net sales from ongoing operations of $190.9 million in 1997. EBIT year-to-date was $2.5 million, up $5.1 million from the $2.6 million loss from ongoing operations in 1997. The increase in EBIT was primarily due to cost reductions in the display and custom packaging business coupled with strong revenue growth.

     Net sales for the Forest Products/Land Development segment of $22.9 million were up 46% from net sales of $15.7 million from ongoing operations for the first half of 1997. EBIT for the first half of 1997 was $8.4 million, or 50% higher than 1997's EBIT from ongoing operations of $5.6 million. The increase in EBIT was primarily due to modestly higher pulpwood pricing and increased land sales.


                              -20-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Liquidity and Financial Position

     Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, common stock repurchases, adequate bank lines of credit, and financial flexibility to attract long-term capital on satisfactory terms.

     Cash flows provided by operating activities were $33.5
million during the first six months of 1998 compared to $46.2 million for the first six months of 1997. The reduction resulted from the sale of the West Point Mill and related assets.

     Cash flows used in investing activities were $39.5 million during the first six months of 1998 compared to funds provided of $438.7 million in the first six months of 1997. Capital expenditures for the six months ended June 30, 1998 totaled $36.6 million and related primarily to strategic initiatives in the packaging and tissue businesses. Capital expenditures in the first half of 1997 totaled $32.1 million and also related primarily to strategic initiatives in the packaging and tissue businesses. Capital expenditures for the full year 1998 are expected to be approximately $65 to $70 million. These initiatives include new tissue converting equipment at the Menasha, WI, Bellemont, AZ, and Greenwich, NY, facilities; implementation of several new information systems throughout the company; and expansion and modernization of the West Point, VA, sawmill. On June 24, 1998, the Company signed a letter of intent to acquire all of the outstanding capital stock of Capitol Packaging Corporation. On February 2, 1998, Chesapeake Packaging Co. acquired substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc. These projects are consistent with Chesapeake's strategy of expanding its core businesses, reducing costs, and focusing capital spending on projects that are expected to generate a high return on investment. No other 1998 capital project is expected to account for more than 5% of the total planned spending. Capital expenditures for 1998 are expected to be financed with internally generated cash. The Corporation also invested $6.3 million in acquisitions of businesses in the first half of 1998.





                              -21-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Liquidity and Financial Position, continued

     The Corporation repurchased $6.9 million of common stock, representing .2 million shares, in the first six months of 1998 under previously announced stock repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and serves to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

     Working capital increased $2.9 million for the first six months of 1998. The increase was primarily due to an increase in accounts receivable driven by higher sales. The average accounts receivable collection period for the first six months of 1998 improved slightly compared to the first six months of 1997. The inventory turnover rate for the first six months of 1998 was approximately the same as for the first six months of last year. The ratio of current assets to current liabilities was 2.3 at the end of the second quarter of 1998 and 1997.

     EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization, was $37.2 million for the second quarter of 1998. This was 51% higher than pro forma EBITDA of $24.6 million for the second quarter of 1997. Net cash provided by operating activities for the second quarter was $16.4 million, down from $44.2 million of net cash provided by operating activities for the second quarter of 1997.

     At the end of the second quarter of 1998, long-term debt totaled $267.8 million, compared to $265.5 million at the end of the same period of 1997. Long-term debt was substantially reduced in the second quarter of 1997 by applying part of the proceeds from the sale of the West Point Mill and related assets. The ratio of long-term debt to total capital was 35% at the end of the second quarter of 1998, an increase of 3% from the end of the same period last year. The ratio of long-term debt to shareholders' equity was 63% at the end of the second quarter of 1998 compared to 54% at the end of the second quarter of 1997. Out of a total of $67 million committed and $105 million uncommitted domestic and foreign credit lines available at the end of the second quarter of 1998, none of the domestic lines and $13 million of foreign lines were utilized.




                              -22-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Liquidity and Financial Position, continued

     Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Management anticipates that the debt-to-capital will increase slightly during the balance of the year in order to satisfy its various cash flow requirements, including acquisition spending and continued share repurchases.

Year 2000 Planning

     The Company continues to assess its exposure related to the impact of the Year 2000 date issue which is attributable to the fact that many computer programs use only two digits that identifies a year in a date field. The Company has established a Company-wide plan to address the Year 2000 issue, primarily through significant upgrades of information systems to improve productivity of the Company's packaging businesses. Contracts have been signed with application vendors and consultants to provide most of the upgrades of the packaging segment's business systems and certain modifications or upgrades to the systems for the Company's other businesses. The Company's plans, and the contracts with the outside vendors, anticipate substantial completion of the upgrades and modifications by 1999. The Year 2000 data conversion effort is expected to increase costs in 1998 and 1999. However, based on the contracts with outside vendors and current cost estimates, management does not expect the cost of compliance with the Year 2000 issues will have a material impact on the Company's financial position, results of operations or cash flow. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Company could be adversely impacted by the Year 2000 date issue if the conversion schedule and cost estimate for its internal systems are not met or suppliers, customers and other businesses do not address this issue successfully. The Company is requesting that its significant suppliers and customers confirm that they have plans for achieving Year 2000 compliance. Management continues to assess these risks in order to reduce any impact on the Company.

     Foreign currency transactions and financial statements of foreign subsidiaries are translated into U.S. dollars at prevailing or current rates, respectively, except for revenue costs and expenses, which are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income.

                              -23-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Accounting Pronouncements

     The Financial Accounts Standards Board has issued several new pronouncements, including standards on capital structure, comprehensive income, business segment reporting, pensions and other post-retirement benefits, and derivatives. In addition, the American Institute of Certified Public Accountants has issued several new standards on accounting for computer software and reporting the cost of start-up activities. These standards are not expected to have a material impact on the Company's financial statements. See Note 2 in the notes to consolidated financial statements for more information on these standards.

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



















                              -24-
                             PART II


Item 1.  Legal Proceedings

         Reference is made to Note 6 of the Notes to Consolidated Financial Statements included herein.


Item 6.  Exhibits and Reports on Form 10-Q

         (a) Exhibit 10.1 - Agreement with Robert F. Schick

         (b) Exhibit 10.2 - Agreement with Jack C. King

         (c) Exhibit 27.1 - Financial Data Schedule - 1998

         (d) Exhibit 27.2 - Financial Data Schedule - 1997
                            Restated

         (e) Exhibit 27.3 - Financial Data Schedule - 1996
                            Restated

         (f) Exhibit 27.4 - Financial Data Schedule - 1995
                            Restated

         (g) Reports on Form 8-K:

             None.






















                              -25-
                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:_________________              BY:  /s/ William T. Tolley
                                             William T. Tolley
                                         Group Vice President -
                                          Finance & Chief
                                          Financial Officer

































                              -26-
                          EXHIBIT INDEX



EXHIBIT                                       METHOD OF FILING
-------                                     --------------------

10.1    Agreement with Robert F. Schick               *

10.2    Agreement with Jack C. King                   *

27.1    Financial Data Schedule - 1998                *

27.2    Financial Data Schedule - 1997 Restated       *

27.3    Financial Data Schedule - 1996 Restated       *

27.4    Financial Data Schedule - 1995 Restated       *



  *  Filed herewith electronically





























                               -1-