Form 10-Q
period 1998-09-30
CHESAPEAKE CORP /VA/
filed 1998-11-12
CIK 19731

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998: 21,450,976 shares.



                     CHESAPEAKE CORPORATION
                            FORM 10-Q
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Quarter and Nine Months Ended September 30, 1998
          and September 30, 1997                             3

        Condensed Consolidated Balance Sheets
         at September 30, 1998 and December 31, 1997         5

        Consolidated Statements of Cash Flows-
         Nine months ended September 30, 1998
          and September 30, 1997                             7

        Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   18


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               27

    Item 6. Exhibits and Reports on Form 8-K                27


Signature                                                   28














                               -2-
                             PART I


             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended   Nine Months Ended
                                September 30,     September 30,
                               ---------------------------------
                                  1998    1997      1998   1997
                                ------  ------    ------ ------
Net sales                     $260.7    $233.7    $714.5 $792.5
Costs and expenses:
  Cost of products sold          189.9   165.6     516.1  590.5
  Depreciation and cost of
   timber harvested               13.6    14.2      43.2   60.7
  Selling, general and
   administrative expenses        34.2    36.4      99.5  118.9
  Restructuring/special charges      -       -         -   18.9
                              ------  ------     ------  ------
   Earnings from operations       23.0    17.5      55.7    3.5

Gain on sale of businesses           -       -         -   86.3
Other income and expenses, net     2.5    (0.8)      8.5    2.3
Interest expense, net             (4.7)   (2.2)    (14.0) (18.5)
                                ------  ------    ------ ------
   Earnings before taxes and
      extraordinary item          20.8    14.5      50.2   73.6

Income taxes                       7.8     4.8      18.8   30.3
                                ------  ------    ------ ------
   Income before extraordinary
      item                        13.0     9.7      31.4   43.3
Extraordinary item, net of
      income tax                     -       -         -   (2.3)
                                ------  ------    ------ ------
    Net earnings               $ 13.0   $  9.7   $ 31.4  $ 41.0
                                ======  ======    ====== ======











                               -3-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF EARNINGS, Continued
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended   Nine Months Ended
                                September 30,     September 30,
                               ---------------------------------
                                  1998    1997      1998   1997
                                ------  ------    ------ ------
Basic earnings per share
   Earnings before
      extraordinary item        $  .61  $  .41    $ 1.48 $ 1.84
   Extraordinary item, net of
      income taxes                   -       -         -   (.10)
                                ------  ------    ------ ------
   Earnings                     $  .61  $  .41    $ 1.48 $ 1.74
                                ======  ======    ====== ======
Weighted average number of
 common shares                    21.2    23.4      21.2   23.5
                                ======  ======    ====== ======
Diluted earnings per share
   Earnings before
      extraordinary item        $  .60  $  .41    $ 1.46 $ 1.82
   Extraordinary item,
      net of income taxes            -       -         -   (.10)
                                ------  ------    ------ ------
   Earnings                     $  .60  $  .41    $ 1.46 $ 1.72
                                ======  ======    ====== ======
Weighted average number of
 common shares and equivalents
 outstanding, assuming dilution   21.6    23.7      21.5   23.6
                                ======  ======    ====== ======
Cash dividends declared per
 share of common stock          $  .20  $  .20    $  .60 $  .60
                                ======  ======    ====== ======


See accompanying notes to consolidated financial statements.












                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Millions of dollars)

                                             (Unaudited)
                                              Sept. 30,  Dec. 31,
                                                 1998      1997
                                              ---------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                    $ 53.7  $ 73.3
    Accounts receivable, less allowance for
     doubtful accounts (1998-$4.8; 1997-$5.9)     148.4   111.8
    Inventories, at lower of cost or market       103.7    98.8
    Deferred income taxes                          17.9    17.8
    Other                                           7.5     6.6
                                                 ------  ------
      Total current assets                        331.2   308.3
                                                 ------  ------

Property, plant and equipment, at cost            869.2   818.6
    Less accumulated depreciation                 389.2   350.1
                                                 ------  ------
                                                  480.0   468.5

    Timber and timberlands, net                    39.6    39.8
                                                 ------  ------
  Net property, plant and equipment               519.6   508.3
                                                 ------  ------
Goodwill, net                                      45.5    44.0

Other non-current assets                           53.0    52.4
                                                 ------  ------

    Total assets                                 $949.3  $913.0
                                                 ======  ======













                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
            (Millions of dollars, except share data)

                                             (Unaudited)
                                              Sept. 30,  Dec. 31,
                                                 1998      1997
                                              ---------- --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 61.2  $ 52.1
  Accrued liabilities                              80.1    74.5
  Current maturities of long-term debt              2.1     0.6
  Dividends payable                                 4.3     4.3
  Income taxes payable                              2.5     1.9
                                                 ------  ------
      Total current liabilities                   150.2   133.4
                                                 ------  ------
Long-term debt                                    268.7   264.3

Other long-term liabilities                         5.7     5.8

Postretirement benefits other than pensions        20.9    19.1

Deferred income taxes                              68.9    68.4
                                                 ------  ------
      Total liabilities                           514.4   491.0
                                                 ------  ------
Shareholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -       -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 21,449,715
    in 1998 and 21,330,232 shares in 1997,
    respectively                                   21.4    21.3
  Additional paid-in capital                       16.2    21.9
  Retained earnings                               397.3   378.8
                                                 ------  ------
      Total shareholders' equity                  434.9   422.0
                                                 ------  ------
          Total liabilities and shareholders'
            equity                               $949.3  $913.0
                                                 ======  ======

See accompanying notes to consolidated financial statements.




                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Millions of dollars)
                           (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                                  1998    1997
                                                 ------ -------
Operating activities
  Net earnings                                   $ 31.4  $ 41.0
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
    Depreciation, cost of timber harvested and
     amortization of intangibles                   45.1    63.4
    Deferred income taxes                            .3   (62.5)
    Gain on sale of property, plant and equipment   (.9)     .3
    Gain on sale of business                          -   (86.3)
    Loss on foreign exchange                        (.2)      -
    Restructuring/special charges                     -    18.9
    Extraordinary item                                -     4.0
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                        (35.6)  (23.9)
       Inventories                                 (4.3)   (3.4)
       Other assets                                (2.7)    3.7
       Accounts payable                             9.0     6.4
       Accrued liabilities                          5.5       -
       Income taxes payable                          .6     5.7
       Other current liabilities                    2.9     3.3
                                                 ------  ------
  Net cash provided by (used in)
    operating activities                           51.1   (29.4)
                                                 ------  ------


Investing activities
    Purchases of property, plant and equipment    (55.1)  (53.8)
    Acquisitions and proceeds from sale of
      property, plant and equipment                (2.9)      -
    Proceeds from sale of businesses, net of
      disposition expenses                            -   472.1
    Other, net                                      (.3)    (.4)
                                                 ------  ------
  Net cash (used in) provided by investing
    activities                                    (58.3)  417.9
                                                 ------  ------




                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                      (Millions of dollars)
                           (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                                  1998    1997
                                                 -----   -----
Financing activities
  Net borrowings (payments) on lines of credit      4.7  (169.2)
  Payments on long-term debt                        (.5)  (64.5)
  Proceeds from long-term debt                       .5      .5
  Proceeds from issuances of common stock           1.7     1.3
  Purchases of outstanding common stock            (6.9)  (16.6)
  Dividends paid                                  (12.8)  (14.1)
  Other, net                                         .9       -
                                                 ------  ------
Net cash used in financing activities             (12.4) (262.6)
                                                 ------  ------
(Decrease) increase in cash and cash
  equivalents                                     (19.6)  125.9
Cash and cash equivalents at beginning of
  period                                           73.3     9.8
                                                 ------  ------
Cash and cash equivalents at end of period      $ 53.7   $135.7
                                                 ======  ======


See accompanying notes to consolidated financial statements.






















                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies

     The condensed consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company") included herein are unaudited, except for the December 31, 1997 consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position and results of operations and cash flows for the interim periods reported hereon.

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


Note 2.  Adoption of Accounting Pronouncements, continued

of the accumulated balance of other comprehensive income. For the quarter and nine months ended September 30, 1998 and 1997, comprehensive income is as follows:

                                Quarter Ended   Nine Months Ended
                                September 30,     September 30,--
-------------------------------
                                  1998    1997      1998   1997
                                ------  ------    ------ ------
Net earnings                     $13.0   $ 9.7     $31.4  $41.0
   Foreign currency translation
     (Net of tax)                  (.6)      -      (1.5)   (.9)
                                 -----   -----     -----  -----
     Comprehensive income        $12.4   $ 9.7     $29.9  $40.1
                                 =====   =====     =====  =====

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. The Company expects to adopt this standard by the end of 1998. SFAS 132, which is effective for fiscal years beginning after December 31, 1997, requires revisions to disclosures for pensions and other postretirement benefits. SFAS 133, which is effective for fiscal years beginning after June 15, 1999, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. These standards are not expected to have a material impact on the Company's financial statements. The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 and SOP 98-5 are effective for fiscal years beginning after December 15, 1998. The Company has adopted these pronouncements, and there was no material impact for the interim period.



                              -10-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements(Unaudited),continued

Note 3.  Acquisitions and Dispositions

     On June 24, 1998, Chesapeake Corporation signed a letter of intent to acquire all of the outstanding capital stock of Capitol Packaging Corporation, a specialty packaging company located in Denver, Co. This transaction is anticipated to close in the fourth quarter of 1998.

     On February 2, 1998, Chesapeake Packaging Co. purchased substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., located in Utica, NY. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products.

     On May 23, 1997, the Company completed the sale to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)"), a wholly-owned subsidiary of St. Laurent Paperboard Inc. (Toronto and Montreal:(SPI)), of: (i) the sole membership interest in Chesapeake Paper Products Company LLC (successor to Chesapeake Paper Products Company), a wholly-owned subsidiary of Chesapeake which, as of the closing date, owned and operated Chesapeake's kraft products mill located in West Point, VA (the "West Point Mill"); (ii) all of the capital stock of Chesapeake Box Company which, as of the closing date, owned and operated directly or through a subsidiary substantially all of the assets of four of Chesapeake's corrugated box plants. The four box plants involved in the transaction are located in Richmond, VA; Roanoke, VA; Baltimore, MD; and North Tonawanda, NY; and (iii) all of the capital stock of Chesapeake Fiber Company which, as of the closing date, owned and operated directly or through a subsidiary certain assets related to the West Point Mill's wood procurement operations.

     The purchase price of approximately $500.0 million was paid in cash at closing, with a post-closing purchase price adjustment of approximately $10 million paid to the buyer. The transaction resulted in an after-tax gain for Chesapeake of $49.1 million, or $2.07 per diluted share, recorded in the second quarter of 1997. Chesapeake used approximately $250 million of net after-tax proceeds to reduce debt, $79 million to repurchase common stock, and plans to use the remainder of the net after-tax proceeds for further repurchases of its common stock and to finance growth opportunities internally and through acquisitions.




                              -11-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements(Unaudited),continued

Note 4.  Inventories
                                     Sept. 30,   Dec. 31,
                                       1998       1997
                                     --------   --------
                                        (In millions)
     Inventories consist of:
          Finished goods               $ 35.4    $ 26.7
          Work in process                24.4      36.2
          Materials and supplies         43.9      35.9
                                       ------    ------
             Totals                    $103.7    $ 98.8
                                       ======    ======

Note 5.  Commitments

     At September 30, 1998, commitments, primarily for capital expenditures, approximated $40 million. These commitments include anticipated expenditures of $1.5 million in 1998 for environmental protection related to the Company's tissue mills. The remaining commitments of $38.5 million are related to various capital projects, none of which is individually material.

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

     On May 13, 1997, the Attorney General of Florida filed a civil complaint against WT alleging violations of antitrust laws. The complaint also names nine other commercial and industrial tissue manufacturers and seeks compensatory monetary damages, civil penalties, and injunctive relief. Other private and state civil antitrust class actions have also been filed against WT (or against the Company, identifying WT as a "division" of the Company) and against the other defendants. WT and the Company believe that WT has valid defenses to the plaintiffs' claims and intend to defend the actions vigorously.

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

Note 7.  Income Taxes

     The Company's effective income tax rate was 37.5% for the first three quarters of 1998 and 41.2% for the first three quarters of 1997. The difference between the Company's effective income tax rate and the statutory federal income tax rate are primarily due to state income taxes and purchase accounting adjustments resulting from the sale to St. Laurent in the second quarter of 1997.

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

     In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notice from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The
FWS is proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover




                              -14-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

alleged natural resource damages. WT and other PRPs are engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims.

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

     On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. The EPA identified several PRPs including WT. The EPA and the State of Wisconsin are proceeding with a remedial investigation/ feasibility study of the lower Fox River site.

     The ultimate cost to WT, if any, associated with these matters cannot be predicted with certainty at this time due to the inability to determine the outcome of pending settlement discussions or, if a settlement cannot be reached, WT's share of any multi-party clean-up expenses; the uncertain extent of any contamination; the varying costs of alternative restoration methods; the evolving nature of clean-up technologies and governmental regulations; the lack of controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. Based on presently available information, the Company believes that there are additional parties, some of which may have substantial resources, that may also be identified as PRPs with respect to this matter and could be expected to participate in any final settlement. The Company believes that it is entitled to indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. The prior owner has reimbursed WT for out-of-pocket costs and attorneys' fees related to investigation of the matter. The Company believes that the prior owner intends to, and has the financial ability


                              -15-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

to, honor its indemnification obligation under the stock purchase agreement.

     The EPA has stated its intent to develop additional draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The eventual capital cost impact on the Company of compliance with the additional Cluster Rules is not presently determinable and will depend on a number of factors, including the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and market; and development in compliance technology.

     In March 1998, WT's Chicago, IL tissue mill received a Notice of Violation from EPA alleging violation of the Illinois State Implementation Plan as adopted pursuant to the Clean Air Act. The alleged violation involves the emission of volatile organic material. WT is in the process of negotiating a possible resolution of the alleged violation with EPA. The ultimate cost to WT, if any, associated with the alleged violation cannot be determined with certainty at this time due to the absence of a determination that there has been a violation, and, if a violation is found to have occurred, a determination of the appropriate capture and control techniques or other corrective action and the cost thereof, and the amount of any penalties imposed by EPA. WT believes that it is entitled to significant indemnification for any costs or expenses incurred with regard to this matter from the prior owner of the Chicago mill and that the prior owner has the financial ability to honor its indemnification obligation.

     On July 17, 1998, WT's Menasha, WI tissue mill received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violations of Wisconsin's Air Management Rules. The alleged violations involve the emission of volatile organic material and the failure to comply with reporting requirements. WT is in the process of negotiating a possible resolution of the alleged violations with WDNR. The ultimate cost to WT, if any, associated with the alleged violations cannot be determined with certainty at this time due to the absence of a determination that there have been violations and, if violations are found to have occurred, a determination of the appropriate corrective action and the cost thereof and the amount of any penalties imposed by WDNR.

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










































                              -17-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

BUSINESS SEGMENT HIGHLIGHTS

                                    Third Quarter   Year-to-Date
                                    -------------  -------------
                                      1998  1997     1998  1997
                                      ----  ----     ----  ----
Net sales:
 Tissue                             $116.1 $108.8  $331.3 $305.5
 Specialty packaging                 133.5  114.3   349.2  305.2
 Forest products/land development     11.1   10.6    34.0   26.3
                                    ------ ------  ------ ------
 Ongoing operations                  260.7  233.7   714.5  637.0
 Divested businesses                     -      -       -  155.5
                                    ------ ------  ------ ------
                                    $260.7 $233.7  $714.5 $792.5
                                    ====== ======  ====== ======
Earnings before interest and
 taxes ("EBIT"):
 Tissue                             $ 19.3 $ 14.3  $ 53.1 $ 41.0
 Specialty packaging                   5.4    4.7     7.9    2.1
 Forest products/land development      4.2    3.0    12.6    8.6
 Corporate                            (3.4)  (5.3)   (9.4) (12.7)
                                    ------ ------  ------ ------
 Ongoing operations                   25.5   16.7    64.2   39.0
 Divested businesses                     -    -         -  (14.3)
 Gain on sale of business                -    -         -   86.3
 Restructuring/special charges           -    -         -  (18.9)
                                    ------ ------  ------ ------
                                    $ 25.5 $ 16.7  $ 64.2 $ 92.1
                                    ====== ======  ====== ======


Third Quarter 1998 vs. Third Quarter 1997

     Net earnings for the three months ended September 30, 1998, were $13.0 million, or $.60 per diluted share, compared with the 1997 third quarter reported net earnings of $9.7 million, or $.41 a share. The increase in net earnings was primarily the result of higher sales volume and reduced SG&A expenses. Net sales for the three months ended September 30, 1998, were $260.7 million, up 12% compared with third quarter 1997 reported net sales of $233.7 million.




                              -18-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Net sales for the Tissue segment of $116.1 million for the third quarter of 1998 were up 7% from segment net sales of $108.8 million for the third quarter of 1997 due to increased converted and jumbo roll volume partially offset by modestly lower pricing. Earnings before interest and taxes ("EBIT") for the Tissue segment for the third quarter of 1998 of $19.3 million increased 35% compared to EBIT of $14.3 million for the third quarter of 1997, due primarily to growth in converted and jumbo roll volume and improved converting efficiencies.

     Net sales for the Specialty Packaging segment for the third quarter of 1998 of $133.5 million were up 17% compared to net sales of $114.3 million for the segment during the third quarter of 1997, due primarily to display and graphic packaging volume growth and higher corrugated container prices. For the third quarter of 1998, segment EBIT was $5.4 million, a $.7 million improvement over segment EBIT of $4.7 million for the third quarter of 1997. The increase was driven by volume growth, partially offset by lower corrugated container margins.

     Net sales for the Forest Products/Land Development segment for the third quarter of 1998 were $11.1 million, up 5% from net sales of $10.6 million in the third quarter of 1997. Segment EBIT for the third quarter of 1998 was $4.2 million, up 40% compared to segment EBIT of $3.0 million for the third quarter last year. The sales and EBIT increases were primarily due to increased land sales and higher pine lumber volume, offset in part by lower pine lumber prices.


Third Quarter Year-to-date 1998 vs. Third Quarter Year-to-date
1997

     Net income for the nine months ended September 30, 1998 was $31.4 million, or $1.46 per diluted share, compared with pro forma net income from ongoing operations of $18.7 million, or $.79 per diluted share, for the first nine months of 1997. Pro forma results give effect to the May 23, 1997, sale of the West Point Mill and four corrugated container plants to St. Laurent Paperboard Inc. and the application of the net proceeds to reduce long-term debt and generate interest income as if it had occurred at the beginning of the earliest period presented. Reported net income for the first nine months of 1997 was $41.0 million, or $1.72 per diluted share. Reported net income for the first three quarters of 1997 included: an after-tax gain of



                              -19-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

$49.1 million, or $2.07 per share, on the sale of the West Point Mill and four box plants to St. Laurent Paperboard Inc.; restructuring charges of $10.8 million after tax, or $.45 per share; and an extraordinary loss of $2.3 million, or $.10 per share, net of income taxes, related to the repurchase of debt.

     Net sales for the nine months ended September 30, 1998, were $714.5 million, compared with pro forma net sales of $637.0 million from ongoing operations for the third quarter 1997 year-to-date. Reported sales for the first nine months of last year, including divested businesses, were $792.5 million.

     Net sales for the Tissue segment of $331.3 million for the first nine months of 1998 were up 8% from segment net sales of $305.5 million for the first nine months of 1997 due to growth in converted and jumbo roll volume. EBIT for the Tissue segment of $53.1 million for the first nine months of 1998 was up 30% compared to EBIT of $41.0 million for the first nine months of 1997. The increase in EBIT was due primarily to growth in converted sales volume, higher sales of jumbo rolls, and improved operating efficiencies.

     Net sales for the Specialty Packaging segment for the first nine months of 1998 were $349.2 million, up 14% compared to net sales from ongoing operations of $305.2 million in 1997, due primarily to higher display volume and higher corrugated container prices. Segment year-to-date 1998 EBIT was $7.9 million, up $5.8 million from pro forma EBIT from ongoing operations of $2.1 million in 1997, driven by volume growth partially offset by lower corrugated container margins.

     Net sales for the Forest Products/Land Development segment of $34.0 million for the first nine months of 1998 were up 29% from net sales of $26.3 million from ongoing operations for the first nine months of 1997. EBIT for the first nine months of 1998 was $12.6 million, or 47% higher than year-to-date 1997's EBIT from ongoing operations of $8.6 million. The increases in sales and EBIT were primarily due to higher pine lumber volume, the addition of external pulpwood shipments, and higher land sales partially offset by lower pine lumber prices.








                              -20-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Liquidity and Financial Position

     Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, common stock repurchases, the availability of adequate bank lines of credit, and the ability to attract long-term capital, as needed, on satisfactory terms.

     Net cash provided by operating activities for the third quarter was $18.4 million, up from $75.6 million of net cash used in operating activities for the third quarter of 1997. Net cash provided by operating activities during the first nine months of 1998 was $51.1 million compared to $29.4 million used by operating activities for the first nine months of 1997. The increase resulted from tax payments late in the third quarter of 1997 resulting from the sale of the West Point Mill and related assets.

     Net cash used in investing activities was $58.3 million during the first nine months of 1998 compared to net cash provided by investing activities of $417.9 million in the first nine months of 1997. Capital expenditures for the nine months ended September 30, 1998 and 1997 totaled $55.1 million and $53.8 million, respectively, and related primarily to strategic initiatives in the packaging and tissue businesses. Capital expenditures for the full year 1998 are expected to be approximately $70 to $75 million. These initiatives include new tissue converting equipment at the Menasha, WI, Bellemont, AZ, and Greenwich, NY, facilities; implementation of several new information systems throughout the company; and expansion and modernization of the West Point, VA, sawmill. Capital expenditures for 1998 are expected to be financed with internally generated cash. These projects are consistent with Chesapeake's strategy of expanding its core businesses, reducing costs, and focusing capital spending on projects that are expected to generate a high return on investment. No other 1998 capital project is expected to account for more than 5% of the total planned spending.

     The Corporation repurchased $.2 million shares of its common stock in the first nine months of 1998 under previously announced stock repurchase programs. Share repurchase continues




                              -21-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

to be a significant use of the Corporation's cash flow and serves to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

     Working capital increased $6.0 million at September 30, 1998 compared to December 31, 1997. The increase was primarily due to an increase in accounts receivable driven by higher sales. The average accounts receivable collection period for the first nine months of 1998 decreased slightly compared to the first nine months of 1997. The inventory turnover rate for the first nine months of 1998 was up slightly compared to the first nine months of last year. The ratio of current assets to current liabilities was 2.2 at the end of the third quarter of 1998 and 2.4 at the end of the third quarter of 1997.

     EBITDA, a measure of internal cash flow combining earnings before interest and income taxes plus non-cash charges for depreciation, cost of timber harvested and amortization, was $39.6 million for the third quarter of 1998, 17% higher than EBITDA of $33.9 million for the third quarter of 1997 due to tax payments.

     At the end of the third quarter of 1998, long-term debt totaled $268.7 million, compared to long-term debt of $266.0 million at the end of the third quarter of 1997. The ratio of long-term debt to total capital was 35% at the end of the third quarter of 1998, an increase of 3 points from the end of the same period last year. The ratio of long-term debt to shareholders' equity was 62% at the end of the third quarter of 1998 compared to 55% at the end of the third quarter of 1997. Out of a total of $69 million committed and $105 million uncommitted domestic and foreign credit lines available at the end of the third quarter of 1998, none of the domestic lines and $10 million of foreign lines were utilized.

     Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Management anticipates that the Company's debt-to-capital ratio will increase during 1999 in order to satisfy its various cash flow requirements, including anticipated acquisition spending and share repurchases.






                              -22-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Year 2000 Planning

     Until recently, many computer systems and software products used only two digit entries to define a year. As a result, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, this "Year 2000" problem could result in disruptions of normal business operations due to system failures, miscalculations or the inability to process necessary transactions. In addition to computer systems, any equipment using embedded chips with date sensitive functions, such as switchgear, machinery and process control systems and telephone exchanges, could also be at risk.

     In 1997, Chesapeake established a plan intended to address the impact of the Year 2000 on its internal systems, facilities, as well as its key suppliers and customers. The project consists of the following four phases:

     -Phase 1 - inventory and analysis of key business systems and infrastructure for Year 2000 problems. Phase 1 was completed in July 1997.
     -Phase 2 - remediation of non-compliant systems. As discussed below, this phase is underway and should be completed by mid-1999.
     -Phase 3 - testing of mission critical systems - has begun and is scheduled to be completed by mid-1999.
     -Phase 4 - development of contingency plans - has also begun. As discussed below, the Company expects that its contingency plans will be fully developed by mid-1999.

     The Company's Year 2000 team consists of location and business unit Year 2000 coordinators and project managers who, for the purpose of this project, report and are accountable to the Company's Chief Financial Officer.

     Most of the Company's mission critical business systems utilize packaged applications, which are purchased from third party software vendors. As part of its overall business strategy, the Company is installing new integrated Enterprise Resource Planning ("ERP") software that is expected to provide enhanced reporting and operational benefits as well as Year 2000 compliance. The installation of Year 2000 compliant ERP software is the principal element of the Company's Year 2000 remediation plan. The Company's Tissue segment is scheduled to implement Year 2000 compliant ERP software during the first


                              -23-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

quarter of 1999. Chesapeake's other business segments and corporate headquarters are in the process of installing Year 2000 compliant ERP software. Those installations are approximately
30% complete, and are scheduled to be completed at all locations by mid-1999.

     In addition to the installation of Year 2000 compliant ERP software, the Company's remediation efforts include the upgrading or replacement of proprietary computer software systems (primarily in the Tissue segment), and the upgrading or replacement of computer hardware, machinery and equipment, process control systems, security systems and telecommunications equipment. The Company has begun the process of upgrading or replacing these systems and equipment, if necessary, for Year 2000 compliance and expects the process to be completed by mid-1999.

     The cost of installing the new ERP software, no material portion of which relates specifically to achieving Year 2000 compliance, is expected to be approximately $19.5 million. Of this amount, approximately $16 million is expected to be capitalized in accordance with AICPA SOP 98-1, with approximately $10 million capitalized during the Company's fiscal year ending December 31, 1998. To date, the Company has incurred approximately $8.5 million of the expected ERP implementation cost. Other specifically identifiable costs related to Year 2000 compliance are in the range of $1-$2 million, approximately $.5 million of which has been incurred to date. The Company expects to fund the costs associated with its Year 2000 compliance program with operating cash flows that would normally be budgeted for the corporation's information systems and production equipment. Management does not believe that any of Chesapeake's material information technology projects have been deferred due to the Company's Year 2000 compliance efforts.

     Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties. As part of Chesapeake's evaluation of the Year 2000 readiness of its suppliers, customers and other third parties, the Company has contacted substantially all of its critical suppliers to request written assurance that they have Year 2000 readiness programs in place as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. To date, no such parties have informed the Company that they do not

                              -24-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

expect to be Year 2000 compliant in a timeframe that would expose Chesapeake to material business risks. Further analysis will be conducted as necessary. Although management has not yet determined the risk associated with the failure of any such party to become Year 2000 compliant, the corporation can provide no assurance that such failure would not have a material adverse effect on the Company's results of operation and financial condition. In an effort to minimize such risks, in most cases (with utilities and banking institutions as notable exceptions), the Company utilizes multiple suppliers of goods and services and is prepared to substitute suppliers if one or more have Year 2000 related difficulties.

     The ultimate effects on the corporation or its suppliers or customers of not being fully Year 2000 compliant is not reasonably estimable. While Chesapeake believes its efforts are adequate to address its Year 2000 concerns, the Company could experience a material adverse effect on its results of operations and financial condition if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues materially exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, the Company is in the process of developing plans to address such contingencies, with a focus on mission critical applications and material suppliers. Such contingency plans may include the development of back-up procedures, the purchase of additional inventory and utilization of alternate suppliers. The Company expects to complete its contingency plans in mid-1999.

Accounting Pronouncements

     The Financial Accounting Standards Board has issued several new pronouncements, including standards on capital structure, comprehensive income, business segment reporting, pensions and other post-retirement benefits, and derivatives. In addition, the American Institute of Certified Public Accountants has issued several new standards on accounting for computer software and reporting the cost of start-up activities. These standards are not expected to have a material impact on the Company's financial statements. See Note 2 of the notes to consolidated financial statements for more information on these standards.





                              -25-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED
Other

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are identified by the use of the words or phrases including, without limitation, "will likely result", "and expected to", "will continue", "is anticipated"", "estimated", "project", "believe" and words or phrases of similar impact. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in the forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as waste paper and corrugated box and display materials; fluctuations in demand; governmental policies and regulations affecting the environment; interest rates; currency translation movements; Year 2000 compliance issues; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.




























                              -26-
                             PART II


Item 1.  Legal Proceedings

         Reference is made to Note 6 of the Notes to Consolidated Financial Statements included herein.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10 - Amendment to Agreement

             Exhibit 27 - Financial Data Schedule - 1998

         (g) Reports on Form 8-K:

             None.

































                              -27-
                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:  November 12, 1998            BY:  /s/ William T. Tolley
                                             William T. Tolley
                                         Senior Vice President -
                                          Finance & Chief
                                          Financial Officer

































                              -28-
                          EXHIBIT INDEX



EXHIBIT                                       METHOD OF FILING
-------                                     --------------------


10      Amendment to Agreement                        *

27      Financial Data Schedule - 1998                *








  *  Filed herewith electronically





























                               -1-