Form 10-K
period 1998-12-31
CHESAPEAKE CORP /VA/
filed 1999-03-31
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value on February 26, 1999, of the voting stock held by non-affiliates of the registrant was $658 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

   21,473,622 shares of the registrant's common stock, par value $1, were outstanding as of February 26, 1999.

   Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 28, 1999, are incorporated in Part III by reference.
                             PART I
Item 1.  Business

GENERAL

       Chesapeake Corporation (the "Company"), a Virginia corporation organized in 1918, is primarily engaged in the manufacture and sale of value-added commercial tissue products and specialty packaging and displays; and Forest Products and Land Development. The Company conducts its business in three industry segments. The business units included in each industry segment and their respective principal products are as follows: the Tissue segment -- Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V.(commercial and industrial tissue products); the Specialty Packaging segment -- Chesapeake Display and Packaging Company, Chesapeake Europe S.A., and Chesapeake
Packaging Co. (point-of-sale displays, graphic packaging, and corrugated shipping containers); and the Forest Products/Land Development segment -- Chesapeake Forest Products Company and Chesapeake Building Products Company (woodlands operations and building products) and Delmarva Properties, Inc. and Stonehouse Inc. (land development).

    Chesapeake competes in specialty product markets that management believes have growth potential or in which the Company has or may be able to achieve competitive advantages. Chesapeake's strategy is to utilize its recycling expertise creatively, to differentiate itself from its competition by designing and manufacturing products that are distinctive, and to respond to changing customer requirements by providing a combination of products and services that it believes other suppliers cannot provide. Management believes this strategy allows the Company to achieve greater profits and better utilize Chesapeake's strengths. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report") incorporated herein by reference.

     Information with respect to business segments and international sales and long-lived assets is presented in "Notes to Consolidated Financial Statements, Note 15-Business Segment Information" of the 1998 Annual Report and is incorporated herein by reference. Information with respect to the Company's working capital practices is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" of the 1998 Annual Report and is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1999 Outlook" of the 1998 Annual Report and is incorporated herein by reference.

RECENT COMPANY HISTORY

      Over the past several years Chesapeake repositioned itself, reconfiguring its mix of business from that of a natural resources based, commodity products company to a marketing focused supplier of specialty products for selected markets.

      In 1995, Chesapeake expanded its Tissue segment with the acquisition of paper mills in Arizona and Illinois, which increased primary tissue production capacity by 90,000 tons per year, or approximately 50%. Further expansion of the Tissue segment occurred in 1996 as new converting facilities in Arizona and New York began full operation.

      Expansion in the Specialty Packaging segment over the last three years has included: new graphic packaging plants in California and Mississippi; new custom packing operations in Tennessee, Pennsylvania, and Ohio; and the acquisitions of point-of-sale and packaging operations in Kentucky. Capital expenditures intended to enhance efficiency, and to improve product quality and productivity, were made at several existing packaging facilities during the same period.

     Chesapeake expanded internationally for the first time during 1996, acquiring display and packaging facilities in Canada and France as well as tissue converting operations in Mexico. Included in these acquisitions were the operations of the former Display Division of Dyment Limited, with locations in Canada and the United States. In 1996, Chesapeake also purchased the point-of-sale display and packaging businesses of Sailliard S.A., a French manufacturer. The businesses acquired included operations specializing in the design and manufacture of permanent and temporary point-of-sale displays; the design and manufacture of rigid boxes, with a focus on perfume, champagne, and specialty products customers; and the design, printing, and manufacture of folding cartons for the luxury goods and pharmaceutical industries. These businesses, known collectively as Chesapeake Europe, S.A., complement the Specialty Packaging segment's U.S. operations by offering customers global packaging solutions. The Tissue segment's operations located in Mexico were acquired in late 1996 from Jokel Desarrollos, S.A. de C.V. and Ambitec, S.A. de C.V.

      In February 1998, CP acquired substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., in Utica, NY. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products. In November 1998, the Company acquired all of the outstanding capital stock of Capitol Packaging Corporation, a specialty packaging company in Denver, CO.

     On May 23, 1997, Chesapeake sold the West Point, VA, kraft products mill, four corrugated container plants, and other related assets to St. Laurent Paperboard (U.S.) Inc. This sale was a major step forward in Chesapeake's strategy of focusing on its faster-growing packaging and tissue operations. The sale also reduced the capital intensity and cyclicality of the Company's mix of businesses. See "Notes to Consolidated Financial Statements, Note 2 - Acquisitions and Divestitures" of the 1998 Annual Report, incorporated herein by reference.

      During 1997, the Company recorded restructuring and other special charges related primarily to its Specialty Packaging segment that provided for costs associated with management reorganization and the closures of one point-of-sale display facility and one graphic packaging facility. See "Notes to Consolidated Financial Statements, Note 13 - Commitments and Other Matters" of the 1998 Annual Report, incorporated herein by reference.

      During 1998, the Company recorded a restructuring charge as a result of a management review of its Tissue and Specialty Packaging segments, which included organization and cost structures, facility utilization, and product offerings. See "Notes to Consolidated Financial Statements, Note 13 - Commitments and Other Matters" of the 1998 Annual Report, incorporated herein by reference.

     The  Company  is currently evaluating strategic alternatives
regarding   the   Forest   Products/Land  Development   segment's
timberlands and building products businesses.

     In January 1999, the Company announced plans to build a new tissue mill and converting facility in Halifax County, North Carolina. Also, in January 1999, the Company made an offer to acquire all of the outstanding shares of Field Group plc, a leading  European  packaging company  with  headquarters  in  the
United Kingdom. In February 1999, the Company increased its offer. On March 5, 1999, the Company announced it had received shareholder acceptances, received irrevocable undertakings, or acquired shares totaling 88% of the outstanding share capital of Field Group PLC and therefore declared the offer wholly unconditional. See "Notes to Consolidated Financial Statements,
Note 14 - Subsequent Events" of the 1998 Annual Report, incorporated herein by reference.

TISSUE SEGMENT

    Chesapeake's Tissue segment, which consists of Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V. (collectively, "Wisconsin Tissue" or "WT"), produces tissue for industrial and commercial markets including full-menu and fast-food restaurants, hotels, motels, clubs, health care facilities, schools, office locations, and commercial airlines. Print quality and the ability to deliver a full range of products to customers quickly throughout North America are critical capabilities.

    Operations of the Tissue segment include: paper mills in Menasha, WI, Flagstaff, AZ, and Chicago, IL; and converting and distribution facilities in Neenah, WI, Bellemont, AZ, Greenwich, NY, and Toluca, Mexico. The combined operations sell over 2,200 products, including napkins, tablecovers, toweling, placemats, wipers, and facial and bathroom tissue. Wisconsin Tissue's products are sold throughout the United States, Canada, and Mexico using a dedicated sales force and independent distributors.

    The raw material for the paper manufactured by Wisconsin Tissue is 100% recovered paper. Tissue operations require major investments in paper machines, fiber preparation equipment, and converting equipment. Wisconsin Tissue's seven paper machines manufacture various weights and grades of tissue that is converted on approximately 150 specialized machines. Shipments of converted products by Wisconsin Tissue were 299,000 tons in 1998, 268,000 tons in 1997, and 253,000 tons in 1996.

SPECIALTY PACKAGING SEGMENT

      Chesapeake's Specialty Packaging segment is composed of Chesapeake Display and Packaging Company ("CD&P"), which designs and manufactures point-of-sale displays and graphic packaging in the United States, Canada, and Europe, and Chesapeake Packaging Co. ("CP"), which produces corrugated shipping containers in the United States. Specialty Packaging products are sold using a dedicated sales force. Specialty Packaging operations use various converting equipment to print, cut, slot, and glue packaging, displays, or containers to customer specifications. The primary raw materials for the packaging plants include linerboard and corrugating medium, which are converted to make the walls of the packaging unit.

Chesapeake Display and Packaging

      CD&P designs, manufactures, and, in some cases, packs and distributes display and promotional units that are used as marketing tools in supermarkets, video stores, convenience stores, and other retail locations. Point-of sale displays are free-standing and highlight or advertise a specific product or set of products for customers. Most point-of-sale displays are temporary and are used to support a specific product advertisement or roll-out. However, they can also be more permanent when constructed out of wood and/or plastic. Design creativity, strength, and high quality printing are critical capabilities.

     CD&P operates a network of sixteen design, manufacturing, assembly, packaging, and distribution facilities throughout the United States and Europe and provides its customers with a wide range of products and services, including graphic and structural design, in-house manufacturing, project management, assembly, custom packing, and distribution.

     CD&P also designs and manufactures light-weight graphic packaging that is used by consumer products companies to pack, store, stack, and display retail products. Litho-laminated, printed corrugated packaging is preferred by mass merchandisers because of its superior graphic appearance and stacking strength.

     As with point-of sale displays, CD&P offers turn-key service to its graphic packaging customers by providing CAD-CAM mechanical design, digital art board, graphic design, die making, product testing, and full customer support. CD&P operates three dedicated graphic packaging facilities in Visalia, CA, Richmond, IN, and Pelahatchie, MS, that are capable of servicing national accounts.

     Chesapeake Europe produces point-of-sale displays, rigid and luxury boxes, and specialty folding cartons in seven facilities in France, primarily for consumer and luxury goods producers in France.

Chesapeake Packaging

     CP consists of ten corrugated shipping container plants located in seven states, which manufacture corrugated boxes and specialty packaging primarily for customers within each plant's regional area.

FOREST PRODUCTS/LAND DEVELOPMENT SEGMENT

     Chesapeake's   Forest   Product/Land   Development   segment
consists   of  Chesapeake  Forest  Products  Company,  Chesapeake
Building   Products  Company,  Delmarva  Properties,   Inc.   and
Stonehouse Inc.

Chesapeake Forest Products

       Chesapeake Forest Products Company ("CFPC") owns and actively manages approximately 321,000 acres of timberland located in Virginia, Maryland, and Delaware. Chesapeake's forests are managed to maximize the harvest of sawtimber using environmentally sound, modern forestry methods.

      Approximately 98% of CFPC's external sales consist of pulpwood sales to St. Laurent. CFPC also produces sawtimber which it sells internally to Chesapeake Building Products.

Chesapeake Building Products

     Chesapeake Building Products Company operates three sawmills in Virginia and Maryland, which primarily manufacture pine lumber. Over 50% of the sawtimber processed at the mills is purchased from CFPC. The remainder is purchased from independent timber owners. Sawmill products are sold by an internal sales force to independent brokers and retailers.

Delmarva Properties, Inc. and Stonehouse Inc.

     Delmarva Properties, Inc. and Stonehouse Inc. develop and market land that is expected to be more valuable when used as developed property than as timberland. Delmarva Properties is currently developing approximately 5,200 acres in Virginia, Maryland, and Delaware, primarily for residential housing. Sales include large lots and acreage for third parties to develop for both residential and commercial uses. Another major project involves the development of a 3,200 acre mixed-use site in New Kent, VA.

     Stonehouse Inc. is a 50% partner in a joint venture with Dominion Capital, Inc. to develop a 7,600 acre planned community in James City County, VA. The majority of the land currently being developed by both of Chesapeake's land development entities was timberland formerly owned by Chesapeake Forest Products Company.

RISKS AND UNCERTAINITIES

      The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management" and "Notes to Consolidated Financial Statements, Note 1(j)-Risks and Uncertainties" of the 1998 Annual Report is incorporated herein by reference.

RAW MATERIALS

     Most of the Company's raw materials are readily available at competitive market prices. The raw material for the paper manufactured by the Tissue segment is 100% recovered paper purchased from independent dealers and brokers on the open market. Prices of recovered paper remained at moderate levels in 1997 and 1998. The primary raw materials for the Specialty Packaging segment are linerboard and corrugating medium, which is converted to make the walls of the packaging unit. The raw materials for the Specialty Packaging segment are purchased from various suppliers at market prices.

ENVIRONMENTAL

    Chesapeake has a strong commitment to protecting the environment. The Company has an environmental audit program to monitor compliance with environmental laws and regulations. The Company is committed to abiding by the environmental, health, and safety principles of the American Forest & Paper Association. Each expansion project has been planned to comply with applicable environmental regulations and to enhance environmental protection at existing facilities. The Company faces increasing capital expenditures and operating costs to comply with expanding and more stringent environmental regulations, although compliance with existing environmental regulations is not expected to have a material adverse effect on the Company's earnings, financial position, cash flows, or competitive position.

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

     Except for the Fox River matter, the Company has not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position, results of operations, or cash flows.

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

      WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System. Under an interim agreement with the State of Wisconsin, the PRPs are providing funds for an interim phase of resource damage assessment and restoration work. WT's obligation under the agreement is not material to the Company's financial position or results of operations.

      On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. The EPA identified several PRPs, including WT. By early 1998, the EPA and the Wisconsin Department of Natural Resources ("DNR") had initiated a remedial investigation/ feasibility study ("RI/FS") of the lower Fox River site.

      On February 26, 1999, the DNR released for public comment a draft RI/FS for the lower Fox River site. In the draft RI/FS, the DNR reviewed and summarized several categories of possible remedial alternatives for the site, estimated to cost in the range of $143 million to $721 million, but did not identify a preferred remedy. (As required by applicable regulations, the draft RI/FS also includes a "no action" alternative that does not entail remediation costs, but the Company does not believe that the "no action" alternative will be selected). There can be no assurance that many of the cost estimates in the draft RI/FS will not differ significantly from actual costs. Public comments on the draft RI/FS must be submitted by April 12, 1999. WT intends to submit its comments prior to that deadline. After consideration of public comment, the draft RI/FS may be revised to add to, delete or amend the alternatives for managing contaminated sediments. Later this year, after finalizing the RI/FS, the DNR and the EPA are expected to announce a preferred remedial alternative in a Proposed Remedial Action Plan. The Proposed Remedial Action Plan will be subject to a public comment period, and enforcement of any definitive Remedial Action Plan may be subject to judicial review.

      The largest components of the costs of the more expensive clean-up alternatives presented in the draft RI/FS are attributable to large-scale sediment removal, treatment and disposal. Based on current information and advice from its environmental consultants, WT believes that an aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move), as contemplated by certain alternatives presented in the draft RI/FS, would be environmentally detrimental and therefore inappropriate. Instead, WT believes that less intrusive alternatives are more environmentally appropriate, cost effective and responsible methods of managing risks attributable to sediment contamination.

     The ultimate cost to WT associated with these matters cannot be predicted with certainty at this time, due to uncertainties with respect to: which, if any, of the remedial alternatives presented in the draft RI/FS will be implemented, and uncertainties associated with the actual costs of each of the potential alternatives; the outcome of the federal and state natural resource damage assessments; WT's share of any multi-
party clean-up/restoration expenses; the timing of any clean-up/restoration; the evolving nature of clean-up/restoration technologies and governmental regulations; controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs cannot be predicted with certainty at this time, the Company believes that the ultimate clean-up/restoration costs associated with the lower Fox River site may exceed $100 million for all PRPs in the aggregate. Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the clean-up costs, subject to a right of contribution from the other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party cleanup/restoration, based upon factors including their respective contributions to the alleged contamination and their ability to pay. Based on presently available information, the Company believes that several of the named PRPs will be able to pay substantial shares toward remediation and restoration, and that there are additional parties, some of which have substantial resources, that may also be jointly and severally liable.

     The Company also believes that it is entitled to substantial indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. The Company believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

      Based on presently available information, the Company believes that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

     The EPA has stated its intent to develop additional draft rules under the Clean Water Act and the Clean Air Act, which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The eventual capital cost impact on the Company of compliance with the additional Cluster Rules is not presently determinable and will depend on a number of factors, including the scope of the standards imposed and time permitted for compliance; the Company's strategic decisions related to compliance, including potential changes in product mix and market; and development in compliance technology.

     In March 1998, WT's Chicago, IL, tissue mill received a Notice of Violation from EPA alleging violation of the Illinois State Implementation Plan as adopted pursuant to the Clean Air Act. The alleged violation involves the emission of volatile organic material. WT is in the process of negotiating a possible resolution of the alleged violation with EPA. The ultimate cost to WT, if any, associated with the alleged violation cannot be determined with certainty at this time due to the absence of a determination that there has been a violation, and, if a violation is found to have occurred, a determination of the appropriate capture and control techniques or other corrective action and the cost thereof, and the amount of any penalties imposed by EPA. WT believes that it is entitled to significant indemnification for any costs or expenses incurred with regard to this matter from the prior owner of the Chicago mill and that the prior owner has the financial ability to honor its indemnification obligation.

On July 17, 1998, WT's Menasha, WI, tissue mill received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violations involving emission of volatile organic compounds and reporting requirements. WT has resolved the alleged violations by agreement with WDNR without a finding that violations occurred and without significant financial or operational effects on WT.

EMPLOYEES

     As of December 31, 1998, the Company had 5,557 employees. The Company believes that its relations with its employees are good. In 1997, Wisconsin Tissue entered into a five-year collective bargaining agreement with the union representing employees in Menasha, WI. During 1998, Wisconsin Tissue implemented an enhanced retirement program for certain salaried employees. See "Notes to Consolidated Financial Statements, Note 6 - Employee Retirement and Postretirement Benefits" of the 1998 Annual Report, incorporated herein by reference.

COMPETITION AND SEASONALITY

     Chesapeake has many customers who buy its products. With the exception of CFPC's pulpwood sales to St. Laurent, the Company is not dependent on any single customer, or group of customers, in any of its business segments. Longstanding relationships exist with many customers who place orders on a continuing basis. Because of the nature of Chesapeake's businesses, order backlogs are not large. The third quarter of each year usually generates the highest sales and earnings. Chesapeake's largest businesses generally experience peak operational activity during the months of August through October.

     Competition is intense in the Tissue and Specialty Packaging segments from much larger companies and from local and regional producers and converters. The Company competes by differentiating itself through product design and exceptional customer service. The Company believes that competitive factors in the industries in which it competes preclude a meaningful estimate of the number of competitors and the Company's relative competitive position.

RESEARCH AND DEVELOPMENT

     In addition to forestry research programs, the Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.



TRADEMARKS

     The Company utilizes various trademarks in the course of its business, none of which are individually material.

Item 2.  Properties

     At year-end 1998, Chesapeake manufactured its products at multiple facilities in 17 states, Canada, Mexico, and France. The information presented under "Operating Locations" in the 1998 Annual Report is incorporated herein by reference. The Company believes that its production facilities are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions, and machine configurations.

Item 3.  Legal Proceedings

       The   information  presented  in  "Notes  to  Consolidated
Financial  Statements,  Note 10 - Litigation" of the 1998  Annual
Report is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

     None
Executive Officers of the Registrant

     The name and age of each executive officer of the Company as of February 28, 1999, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Thomas H. Johnson (49)
  President and Chief Executive Officer since 1997
  Vice Chairman, Riverwood International Corporation(1996-1997) President and Chief Executive Officer, Riverwood
  International Corporation (1989-1996)
Octavio Orta (54)
  Executive Vice President-Display & Packaging since 1998 President of Chesapeake Display & Packaging Company since 1998 Senior Vice President-Coated Board Sales & Packaging
  Operations Groups, Riverwood International
  Corporation(1995-1998)
  Senior Vice President, Europe and Asia/Pacific, Riverwood International Corporation (1993-1995)
William A. Raaths (52)
  Executive Vice President-Tissue Products since 1998 President-Wisconsin Tissue Mills Inc. since 1995
  Group Vice President-Tissue Products (1995-1998)
  Executive  Vice  President-Wisconsin Tissue Mills  Inc.  (1994-
  1995)
  President, Chesapeake Consumer Products Company (1989-1994)
J. P. Causey Jr. (55)
  Senior Vice President, Secretary & General Counsel since 1995 Vice President, Secretary & General Counsel (1986-1995)
Andrew J. Kohut (40)
  Senior  Vice  President-Strategic  Business  Development  since
  1998
  Group Vice President-Specialty Packaging & Merchandising
  Services (1996-1998)
  Group  Vice  President-Finance & Strategic  Development  (1995-
1996)
  Chief Financial Officer (1991-1996)
  Vice President-Finance (1991-1995)
Robert F. Schick (56)
          Senior Vice President-Containers since 1998
  President of Chesapeake Packaging Co. since 1996
  Vice President-Containers (1997-1998)
  Vice President-Operations Chesapeake Packaging Co. (1988-1996) William T. Tolley (41)
  Senior Vice President-Finance & Chief Financial Officer since
  1998
  Group  Vice President-Finance & Chief Financial Officer  (1996-
  1998)
  Vice President, Finance & Chief Financial Officer, Carrier Corporation, North American Operations, a division of United Technologies (1995-1996)
  Vice President & Chief Financial Officer, Carrier Transicold, a division of United Technologies (1991-1995)

Jack C. King (56)
  Vice President - Forest Resources since 1998
  President of Chesapeake Forest Products Company since 1996 President of Chesapeake Building Products Company since 1990 Vice President of Cheapeake Forest Products Company (1989-
  1996)
Thomas A. Smith (52)
  Vice  President-Human  Resources &  Assistant  Secretary  since
  1987
                             PART II


Item  5.   Market for the Registrant's Common Equity and  Related
Stockholder Matters

    The dividend and stock price information presented under the caption "Recent Quarterly Results" of the 1998 Annual Report is incorporated herein by reference. The Company's common stock is listed on the New York Stock Exchange under the symbol "CSK". As of February 28, 1999, there were 6,681 stockholders of record of the Company's common stock.

    The Company has certain loan agreements related to a portion of its debt, none of which materially limit the Company's ability to pay dividends. See "Notes to Consolidated Financial Statements, Note 4 - Long-Term Debt" of the 1998 Annual Report, incorporated herein by reference.


Item 6.  Selected Financial Data

    The information for the years 1994-1998 presented under the caption "Eleven-Year Comparative Record" of the 1998 Annual
Report is incorporated herein by reference.


Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

    The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report, except the information set forth under the caption "Environmental" therein, is incorporated herein by reference. The information set forth under the caption "Environmental" in Item 1 - "Business" of this Form 10-K is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

    The Consolidated Financial Statements of the Company and its subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 1998 Annual Report, are incorporated herein by reference. The "Report of Independent Accountants" as presented in the Company's 1998 Annual Report is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

    None
                            PART III


Item 10.  Directors and Executive Officers of the Registrant

    The information presented under the captions "Information Concerning Nominees", "Directors Continuing in Office", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 (the "1999 Proxy
Statement"), and the information presented under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, is incorporated herein by reference.


Item 11.  Executive Compensation

    The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 1999 Proxy
Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

    The   information  presented  under  the  caption   "Security
Ownership  of  Certain Beneficial Owners and Management"  of  the
1999 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

    The   information   presented  under  the  caption   "Certain
Relationships  and  Related  Transactions"  of  the  1999   Proxy
Statement is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

          a. Documents

            (i)    Financial Statements

                             The  consolidated balance  sheet  of
                   Chesapeake Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings, and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998, including the notes thereto, are presented in the 1998 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in the 1998 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8 of this Form 10-K, no other data appearing in the 1998 Annual Report is deemed to be "filed" as part of this Form 10-K.
            (ii)   Financial Statement Schedules

                         Schedule  II  "Valuation and  Qualifying
                   Accounts" for the three years ended December 31, 1998, is found on page 20 hereof. No other schedules are filed as part of this report because they are not applicable or are not required.

                   The  "Report  of  Independent  Accountants  on
                   Financial Statements Schedules" with respect to the foregoing schedule is found on page 19 hereof.

            (iii)  Exhibits filed or incorporated by reference

                         The  exhibits  that are required  to  be
                   filed or incorporated by reference herein are listed in the Exhibit Index found on pages 21-23 hereof. Exhibits 10.1-10.16 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

          b. Reports on Form 8-K

             None
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHESAPEAKE CORPORATION
                                            (Registrant)
February 17, 1999

                                   By  /s/ WILLIAM T. TOLLEY
                                       William T. Tolley
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By  /s/ ROBERT L. HINTZ            By  /s/  WALLACE STETTINIUS
    Robert L. Hintz                    Wallace Stettinius
    Director                           Director


By  /s/ THOMAS H. JOHNSON          By  /s/ RICHARD G. TILGHMAN
   Thomas H. Johnson                   Richard G. Tilghman
    Director; Chief Executive          Director
    Officer and President


By  /s/ WILLIAM D. McCOY           By  /s/ JOSEPH P. VIVIANO
    William D. McCoy                   Joseph P. Viviano
    Director                           Director


By  /s/ JOHN W. ROSENBLUM          By  /s/ HARRY H. WARNER
    John W. Rosenblum                  Harry H. Warner
    Director                           Chairman of the Board


By  /s/ FRANK S. ROYAL             By  /s/ WILLIAM T. TOLLEY
    Frank S. Royal                     William T. Tolley
    Director                                               Chief
                                   Financial and
                                   Accounting Officer


Each of the above signatures is affixed as of February 17, 1999.





Report of Independent Accountants on
Financial Statement Schedule


To the Board of Directors
of Chesapeake Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 12, 1999 appearing in the 1998 Annual Report to Shareholders of Chesapeake Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item
14(a)(ii) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                               /s/ PricewaterhouseCoopers LLP


Richmond, Virginia

February 12, 1999


             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                           SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS

     (A)              (B)             (C)          (D)           (E)
                                   Additions
                    Balance at     charged to
                    beginning      costs and                    Balance
Description         of year        expenses       Deductions  end of year
                         (In millions)

Valuation accounts deducted
 from assets to which they
 apply - for doubtful accounts
 receivable

Year Ended:

December 31, 1996     $3.2            $1.7         $ .2         $4.7
December 31, 1997     $4.7            $2.6         $1.4         $5.9
December 31, 1998     $5.9            $1.4         $3.2         $4.1








                          EXHIBIT INDEX

2.1 Purchase Agreement, dated as of April 30, 1997, by and between Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent Paperboard (U.S) Inc. (filed as
      Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 23, 1997, and incorporated herein by reference)

3.1   Articles  of  Incorporation (filed as Exhibit  3.1  to  the
      Registrant's Annual Report on Form 10-K for the year  ended
      December 31, 1989, and incorporated herein by reference)

3.2   Bylaws

4.1   Indenture,   dated  as  of  July  15,  1985,  between   the
      Registrant  and  Sovran Bank, N.A., as  Trustee  (filed  as
      Exhibit  4.1  to  Form S-3 Registration Statement  No.  33-
      30900, and incorporated herein by reference)

4.2 First Supplemental Indenture, dated as of September 1, 1989, to the Indenture dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as
      Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

4.3 Amended and Restated Credit Agreement, dated as of March 15, 1999, among Chesapeake Corporation, Chesapeake UK Holdings
      Limited, Various Lenders, and First Union National Bank  as
      Administrative Agent

4.4   Rights  Agreement, dated as of March 15, 1998, between  the
      Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Registration Statement on
      Form 8-A, dated March 13, 1998)

The registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1 1987   Stock  Option  Plan  (filed  as  Exhibit  A  to   the
      Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987, and incorporated herein by reference)

10.2  Directors' Deferred Compensation Plan (filed as Exhibit
      VII to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.3  Non-Employee Director Stock Option Plan (filed  as  Exhibit
      4.1 to Form S-8 Registration Statement No. 33-53478, and incorporated herein by reference)


10.4  Executive  Supplemental Retirement Plan (filed  as  Exhibit
      VI to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.5  Retirement  Plan  for Outside Directors (filed  as  Exhibit
      10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)

10.6 Chesapeake Corporation Salaried Employees' Benefits Continuation Plan (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.7  Chesapeake Corporation Long-Term Incentive Plan  (filed  as
      Exhibit 10.9 to the Registrant's Annual Report on Form  10-
      K for the year ended December 31, 1989, and incorporated herein by reference)

10.8  Chesapeake  Corporation  1993  Incentive  Plan  (filed   as
      Exhibit  4.1  to  Form S-8 Registration Statement  No.  33-
      67384 and incorporated herein by reference)

10.9 Chesapeake Corporation Directors' Stock Option and Deferred Compensation Plan (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.10 Chesapeake Corporation 401(k) Restoration Plan  (filed  as
      Exhibit 10.11 to the Registrant's Annual Report on Form
      10-K for the year December 31, 1996, and incorporated herein by reference)

10.11 Chesapeake Corporation 1997 Incentive Plan (filed as
      Exhibit 4.5 to Form S-8 Registration Statement No. 333-
      30763 and incorporated herein by reference)

10.12 Agreement with Thomas H. Johnson (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.13 Agreement with J. Carter Fox (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

10.14 Agreement with Robert F. Schick (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

10.15 Agreement with Jack C. King (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

10.16 Amendment to Agreement with Jack C. King (filed as  Exhibit
      10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998, and incorporated herein by reference)

11.1  Computation of Net Income Per Share of Common Stock

13.1  Portions  of  the Chesapeake Corporation Annual  Report  to
      Stockholders for the year ended December 31, 1998

18.1  Letter    re    change   in   accounting   principle    from
      PricewaterhouseCoopers LLP

21.1  Subsidiaries

23.1  Consent of PricewaterhouseCoopers LLP

27.1  Financial Data Schedule

99.1  Form 11-K Annual Report, Hourly Employees' Stock  Purchase
      Plan for the plan fiscal year ended November 30, 1998