Form 10-Q
period 1999-03-31
CHESAPEAKE CORP /VA/
filed 1999-05-14
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999: 21,516,057 shares.










                     CHESAPEAKE CORPORATION
                            FORM 10-Q
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Three months ended March 31, 1999
          and March 31, 1998                                 3

        Consolidated Balance Sheets
         at March 31, 1999 and December 31, 1998             4

        Consolidated Statements of Cash Flows-
         Three months ended March 31, 1999
          and March 31, 1998                                 6

        Notes to Consolidated Financial Statements           8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   18

    Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                               23

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               24

    Item 4. Submission of Matters to a Vote of
            Security Holders                                24

    Item 6. Exhibits and Reports on Form 8-K                24


Signature                                                   25














                               -2-


                             PART I
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                                              (Unaudited)
                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                  1999     1998
                                                 ------  ------
Net sales                                        $239.1  $216.8
Costs and expenses:
  Cost of products sold                           170.9   154.6
  Depreciation and cost of timber harvested        17.1    13.2
  Selling, general and administrative expenses     34.9    34.4
                                                 ------  ------
    Income from operations                         16.2    14.6
Other income and expenses, net                      2.9     2.7
Interest expense, net                              (6.0)   (4.6)
                                                 ------  ------
    Income before taxes and cumulative
      effect of accounting change                  13.1    12.7
Income tax expense                                  4.6     4.7
                                                 ------  ------
    Income before cumulative effect
      of accounting change                         8.5      8.0
Cumulative effect of accounting change,
      net of income taxes of $8.4                   -      13.3
                                                 ------  ------
    Net income                                   $  8.5  $ 21.3
                                                 ======  ======
Basic earnings per share:
    Earnings before cumulative effect
      of accounting change                       $ 0.40  $ 0.38
    Cumulative effect of accounting
      change, net of income taxes                     -    0.62
                                                 ------  ------
    Basic earnings per share                     $ 0.40  $ 1.00
                                                 ======  ======
Weighted average number of common shares           21.4    21.2
                                                 ======  ======
Diluted earnings per share:
    Earnings before cumulative effect
      of accounting change                       $ 0.39  $ 0.37
    Cumulative effect of accounting
      change, net of income taxes                     -    0.62
                                                 ------  ------
    Diluted earnings per share                   $ 0.39  $ 0.99
                                                 ======  ======
Weighted average number of common shares and
  equivalents outstanding, assuming dilution       21.7    21.5
                                                 ======  ======
Cash dividends declared per share of
  common stock                                   $ 0.22  $ 0.20
                                                 ======  ======
See accompanying notes to consolidated financial statements.
                               -3-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (In millions)

                                            (Unaudited)
                                              March 31, Dec. 31,
                                                 1999     1998
                                              ------------------

      ASSETS

Current assets:
    Cash and cash equivalents                  $   28.2  $ 62.4
    Accounts receivable, less allowances for
     doubtful accounts (1999-$4.0; 1998-$4.1)     189.0   127.6

    Inventories:
     Finished goods                                56.8    34.5
     Work in process                               43.8    27.0
     Materials and supplies                        47.5    41.2
                                               --------  ------
      Total inventories                           148.1   102.7

    Deferred income taxes                          12.4    12.4
    Other                                           5.9     8.3
                                               --------  ------
      Total current assets                        383.6   313.4
                                               --------  ------

Property, plant and equipment, at cost          1,069.9   872.4
    Less accumulated depreciation                 379.7   385.9
                                               --------  ------
                                                  690.2   486.5
    Timber and timberlands, net                    56.0    56.7
                                               --------  ------
  Net property, plant and equipment               746.2   543.2
                                               --------  ------
Goodwill, net                                     217.5    50.3

Other assets                                       83.1    72.5
                                               --------  ------
    Total assets                               $1,430.4  $979.4
                                               ========  ======














                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
                (In millions, except share data)

                                             (Unaudited)
                                              March 31,  Dec. 31,
                                                 1999     1998
                                              ---------- --------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  105.4  $ 57.4
  Accrued expenses                                122.9    89.7
  Current maturities of long-term debt              5.7     5.8
  Dividends payable                                 4.7     4.7
  Income taxes payable                              5.1       -
                                               --------  ------
      Total current liabilities                   243.8   157.6
                                               --------  ------
Long-term debt                                    626.5   270.4

Other long-term liabilities                        16.7    16.3

Postretirement benefits other than pensions        20.0    19.5

Deferred income taxes                              75.1    74.3
                                               --------  ------
      Total liabilities                           982.1   538.1
                                               --------  ------

Stockholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 21,473,622
    in 1999 and 21,439,385 shares in 1998,
    respectively                                   21.5    21.4
  Additional paid-in capital                       22.7    20.0
  Accumulated other comprehensive loss             (8.3)   (8.7)
  Retained earnings                               412.4   408.6
                                               --------  ------
      Total stockholders' equity                  448.3   441.3
                                               --------  ------
          Total liabilities and stockholders'
            equity                             $1,430.4  $979.4
                                               ========  ======


See accompanying notes to consolidated financial statements.







                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)
                           (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                  1999    1998
                                                 ------  -------

Operating activities
  Net income                                     $  8.5 $  21.3
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Cumulative effect of accounting change            -   (21.7)
    Depreciation, cost of timber harvested
     and amortization of intangibles               18.0    15.2
    Deferred income taxes                           0.8     8.4
    Gain on sale of property, plant and equipment     -    (1.5)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                    (4.8)   (4.1)
       Inventories                                 (4.4)   (3.2)
       Other assets                                 2.6     0.5
       Accounts payable                            (0.7)    1.3
       Accrued expenses                            (1.9)   (4.5)
       Income taxes payable                         1.6     4.7
                                                 ------  ------
Net cash provided by operating activities          19.7    16.4
                                                 ------  ------
Investing activities
  Purchases of property, plant and equipment      (19.7)  (15.8)
  Acquisitions                                   (328.9)   (6.0)
  Proceeds from sale of property, plant and
    equipment                                         -     3.2
  Other, net                                       (4.2)    2.2
                                                 ------  ------
Net cash used in investing activities            (352.8)  (16.4)
                                                 ------  ------

















                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                          (In millions)
                           (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                              -------------------
                                                  1999   1998
                                                 ------ -------

Financing activities
  Net borrowing on lines of credit                  0.8     2.5
  Payments on long-term debt                       (0.7)   (1.0)
  Proceeds from long-term debt                    303.5       -
  Purchases of outstanding common stock               -    (4.7)
  Dividends paid                                   (4.7)   (4.2)
  Other                                               -     0.4
                                                 ------  ------
Net cash provided by (used in) financing
   activities                                     298.9    (7.0)
                                                 ------  ------
  Decrease in cash and cash equivalents           (34.2)   (7.0)
Cash and cash equivalents at beginning of period   62.4    73.3
                                                 ------  ------
Cash and cash equivalents at end of period       $ 28.2  $ 66.3
                                                 ======  ======



See accompanying notes to consolidated financial statements.


























                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies

     The consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company" or "Chesapeake") included herein are unaudited, except for the December 31, 1998 consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position and results of operations and cash flows for the interim periods presented herein.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates in reporting the amounts of certain revenues and expenses during the reporting period of the financial statements and certain assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1999 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     Certain prior-year data have been reclassified to conform to the 1999 presentation.

Note 2.  Prospective Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, which is effective for fiscal years beginning after June 15, 1999, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. This standard is not expected to have a material impact on the Company's financial statements.

Note 3.  Comprehensive Income

     Comprehensive income for the three months ended March 31, 1999 and 1998 was $8.9 million and $20.9 million, respectively.
The difference between net income and comprehensive income is due to foreign currency translation.





                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements(Unaudited),continued

Note 4.  Acquisitions and Dispositions

     On March 18, 1999, the Company completed its acquisition of substantially all of the outstanding capital shares of Field Group plc ("Field Group"), a European specialty packaging company headquartered in the United Kingdom. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions plc, a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Field Group at a purchase price of (pound)3.60 per share. The tender offer, which was recommended by Field Group's board of directors, represented a value of approximately US $355 million for Field Group's outstanding share capital. Including assumed debt of approximately $50 million, the tender offer reflected a total enterprise value for Field Group of approximately US $405 million.

     The purchase price for Field Group's outstanding share capital of approximately $355 million was funded primarily through borrowings under a new credit facility (the "Credit Facility"). The Credit Facility consists of a $200 million 364-day revolving credit facility (which, at Chesapeake's option, may be converted into a two-year term loan) and a $250 million five-year revolving credit facility. Borrowings under the Credit Facility bear interest and incur facility fees at a variable rate per annum, which are initially equal to an all-in cost of LIBOR plus 1.0%. The Credit Facility contains customary representations, warranties and covenants, including covenants that require Chesapeake to maintain certain financial ratios. In addition, the Credit Facility includes a provision that requires Chesapeake to apply no less than 50% of the net proceeds of any sale of its timberlands to permanently extinguish borrowings under the 364-day revolving credit facility.

     The acquisition has been accounted for using the purchase method. The results of operations of Field Group are included in the consolidated statement of earnings since March 18, 1999. The amounts included in the consolidated balance sheet at March 31, 1999 for Field Group are based on a preliminary purchase price allocation that will be finalized in 1999. The purchase price has been allocated to the acquired net assets as summarized below (in millions):

          Fair value of assets acquired          $485.5
          Liabilities assumed or created         (144.5)
          Cash acquired                           (12.1)
                                                 ------
             Cash paid for acquisition, net      $328.9
                                                 ======

     Pro forma financial information reflecting the combined results of the Company and Field Group will be filed on Form 8-K by June 1, 1999.


                               -9-
               CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements(Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

     On November 20, 1998, Chesapeake Corporation acquired all of the outstanding capital stock of Capitol Packaging Corporation, a specialty packaging company located in Denver, Co. On February 2, 1998, Chesapeake Packaging Co. purchased substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., located in Utica, NY. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products.

Note 5.  Restructuring

     In the fourth quarter of 1998, the Company formulated a restructuring program which included early retirement and voluntary severance programs (70 positions) in the Tissue segment, and a severance program (60 positions) and 2 facility closures in the Merchandising and Specialty Packaging segment.
At March 31, 1999, payments totaling $1.7 million have been made for the early retirement and severance programs for approximately 60 persons, reducing the $11.8 million restructuring accrual to $10.1 million.

Note 6.  Commitments

     At March 31, 1999, commitments, primarily for capital expenditures, approximated $18.7 million. These commitments include anticipated expenditures of $0.1 million in 1999 for environmental protection related to the Company's tissue mills. The remaining commitments of $18.6 million are related to various capital projects, none of which is individually material.

     Additional non-determinable environmental protection expenditures could be required in the future if facilities are expanded or if more stringent standards become applicable. See
Note 9.

Note 7.  Litigation

     Wisconsin Tissue ("WT"), a wholly-owned subsidiary of the Company, has been identified by the federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and Superfund liability in the Fox River and Green Bay System. See Note 9 for further information regarding this matter.

     On May 13, 1997, the Attorney General of Florida filed a civil complaint against WT alleging violations of antitrust laws. The complaint also names nine other commercial and industrial tissue manufacturers and seeks compensatory monetary damages, civil penalties, and injunctive relief. Other private and state civil antitrust class actions have also been filed against WT (or against the Company, identifying WT as a "division" of the

                              -10-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

Note 7.  Litigation, continued

Company) and against the other defendants. WT and the Company believe that WT has valid defenses to the plaintiffs' claims and are defending the actions vigorously.

     The Company is a party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 8.  Income Taxes

     The Company's effective income tax rate was 35.5% and 37.5% in the first quarter of 1999 and 1998, respectively. The decrease in the Company's effective income tax rate is primarily due to the impact of a heavier mix of business in countries which have a lower effective tax rate.

Note 9.  Environmental Matters

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in


                              -11-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

Note 9.  Environmental Matters, continued

Wisconsin on the National Priorities List under CERCLA and has identified WT as a PRP.

     Except for the Fox River matter, the Company has not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position, liquidity or results of operation.

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

     WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System. Under an interim agreement with the State of Wisconsin, the PRPs are providing funds for an interim phase of resource damage assessment and restoration work. WT's obligation under the agreement is not material to the Company's financial position, liquidity or results of operations.

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


                              -12-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Environmental Matters, continued

     On February 26, 1999, DNR released for public comment a RI/FS for the lower Fox River site. In the draft RI/FS, the DNR reviewed and summarized several categories of possible remedial alternatives for the site, estimated to cost in the range of $143 million to $721 million, but did not identify a preferred remedy. (As required by applicable regulations, the draft RI/FS also includes a "no action" alternative that does not entail remediation costs, but the Company does not believe that the "no action" alternative will be selected). There can be no assurance that many of the cost estimates in the draft RI/FS will not differ significantly from actual costs. Public comments on the draft RI/FS were due by April 12, 1999. The Company submitted timely comments on the draft RI/FS both individually and in conjunction with other PRPs. After consideration of public comment, the draft RI/FS may be revised to add to, delete or amend the alternatives for managing contaminated sediments.
Later this year, after finalizing the RI/FS, the DNR and the EPA are expected to announce a preferred remedial alternative in a Proposed Remedial Action Plan. The Proposed Remedial Action Plan will be subject to a public comment period, and enforcement of any definitive Remedial Action Plan may be subject to judicial review.

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

     The ultimate cost to WT associated with this matter cannot be predicted with certainty at this time, due to uncertainties with respect to: which, if any, of the remedial alternatives presented in the draft RI/FS will be implemented, and uncertainties associated with the actual costs of each of the potential alternatives; the outcome of the federal and state natural resource damage assessments; WT's share of any multi-party clean-up/restoration expenses; the timing of any clean-up/restoration; the evolving nature of clean-up/restoration technologies and governmental regulations; controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs cannot be predicted with certainty at this time, the Company

                              -13-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Environmental Matters, continued

believes that the ultimate clean-up/restoration costs associated with the lower Fox River site may exceed $100 million for all PRPs in the aggregate. Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the clean-up costs, subject to a right of contribution from the other PRPs.
In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party cleanup/restoration, based upon factors including their respective contributions to the alleged contamination and their ability to pay. Based on presently available information, the Company believes that several of the named PRPs will be able to pay substantial shares toward remediation and restoration, and that there are additional parties, some of which have substantial resources, that may also be jointly and severally liable.

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

     In March 1998, WT's Chicago, IL tissue mill received a Notice of Violation ("NOV") from EPA alleging violation of the Illinois State Implementation Plan as adopted pursuant to the Clean Air Act ("CAA"). The alleged violation involves the emission of volatile organic material. WT is in the process of negotiating a possible resolution of the alleged violation with

                              -14-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Environmental Matters, continued

EPA. The ultimate cost to WT, if any, associated with the alleged violation cannot be determined with certainty at this time due to the absence of a determination that there has been a violation, and, if a violation is found to have occurred, a determination of the appropriate capture and control techniques or other corrective action and the cost thereof, and the amount of any penalties imposed by EPA. WT believes that it is entitled to significant indemnification for costs or expenses incurred with regard to this matter from the prior owner of the Chicago mill and that the prior owner has the financial ability to honor its indemnification obligation.

     On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued NOVs under the CAA against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake Corporation) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "Mill"). St. Laurent is the successor to Chesapeake Paper Products, L.L.C. which, as owner of the Mill, was sold by Chesapeake Corporation to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997 pursuant to a Purchase Agreement dated as of April 30, 1997 by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 to the present the Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake Corporation will indemnify St. Laurent against any violations of applicable environmental laws (including the CAA) that existed at the Mill as of the date of the Purchase Agreement and as of the May 1997 closing date (and any other such violations that existed prior to such dates as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is capped at $50 million and, in certain circumstances, is subject to a $2.0 million deductible. The Company is cooperating with St. Laurent to analyze, respond to, and defend against the matters alleged in the NOVs. Based upon an initial review of the NOVs, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations. The Company

                              -15-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Environmental Matters, continued

and St. Laurent intend to work with EPA and DEQ to address the matters that are the subject of the NOVs and, if necessary, to defend vigorously against the allegations. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time due to the absence of a determination that any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement.

Note 10. Subsequent Event

     In April 1999, the Company announced that it had signed letters of intent to sell 278,000 acres of timberlands in Virginia, Maryland and Delaware and its building products business (two sawmills, a lumber processing plant and a wood-chip mill) for combined proceeds of $186 million. These sales are anticipated to close in the third quarter of 1999.

Note 11.  Segment Disclosure
                                                 First Quarter
                                                 -------------
                                                 (In millions)
                                                  1999    1998
Net Sales:                                        ----    ----
 Tissue                                        $   98.8  $101.7
 Merchandising and Specialty Packaging            113.1   104.3
 European Specialty Packaging                      15.4       -
 Forest Products/Land Development                  11.8    10.8
                                               --------  ------
                                               $  239.1  $216.8
                                               ========  ======
Earnings before interest and taxes
(EBIT):
 Tissue                                        $   15.5  $ 15.4
 Merchandising and Specialty Packaging              2.0     0.8
 European Specialty Packaging                        .6       -
 Forest Products/Land Development                   4.7     3.3
 Corporate                                         (3.7)   (2.2)
                                               --------  ------
                                               $   19.1  $ 17.3
                                               ========  ======
Identifiable assets:
 Tissue                                        $  451.7  $456.3
 Merchandising and Specialty Packaging            330.7   284.7
 European Specialty Packaging                     485.5       -
 Forest Products/Land Development                 122.1   122.3
 Corporate                                         40.4    74.4
                                               --------  ------
                                               $1,430.4  $937.7
                                               ========  ======
                              -16-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 11.  Segment Disclosure, continued

     Chesapeake conducts its business in four segments. The Company's Tissue segment is composed of commercial and industrial tissue operations of Wisconsin Tissue and Wisconsin Tissue de Mexico. The Company's Merchandising and Specialty Packaging segment produces and sells point-of-sale displays, graphic packaging and corrugated shipping containers. The European Specialty Packaging segment is composed of the Field Group operations (See Note 4) which produces folding cartons for food and consumer and pharmaceutical and healthcare companies. The results of operations of Field Group are included in the consolidated segment results since March 18, 1999, the acquisition date. The Forest Products/Land Development segment manages the Company's timberlands and real estate holdings.
There were no intersegment sales for the three months ended March 31, 1999 and March 31, 1998.





































                              -17-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 1999 vs. First Quarter 1998

Overview

     Net sales for the three months ended March 31, 1999, were $239.1 million, compared with first quarter net sales of $216.8 million in 1998. This increase was primarily the result of growth in sales volume in all segments and the Field Group acquisition.

     Net income for the three months ended March 31, 1999, was $8.5 million, or $.39 per diluted share, compared with the 1998 first quarter reported net income before the cumulative effect of an accounting change of $8.0 million, or $.37 per diluted share. The increase in net income was primarily the result of higher sales volume and increased land sales, offset by increased interest costs on outstanding debt. The additional borrowings in the 1999 quarter, primarily generated by the Field Group acquisition, caused the $1.4 million increase in interest expense.

     First quarter 1998 net income, including the cumulative effect of an accounting change of $13.3 million, net of taxes, was $21.3 million, or $.99 per diluted share. The change in accounting consisted of the capitalization of certain timber reforestation costs that were previously expensed in order to achieve better matching of those costs with the revenues realized from the eventual harvesting of the timber.

     Other income and expenses, net increased to $2.9 million for the first quarter of 1999 compared to $2.7 million for the first quarter of 1998 due to higher land sales offset by a gain on the sale of a corporate aircraft of $1.5 million ($.04 per diluted share after tax) in the first quarter of 1998.

Segment Information

     Net sales for the Tissue segment of $98.8 million for the first quarter of 1999 were down 3% from the first quarter of 1998. The sales decrease resulted from lower average selling prices and lower parent roll volume offset slightly by higher converted tissue volume. Tissue segment earnings before interest and taxes ("EBIT") for the first quarter of 1999 of $15.5 million were slightly higher than the first quarter of 1998. Favorable raw materials yield and improved converting operating efficiencies combined to offset the EBIT impact of lower sales. Preliminary work related to the previously announced new tissue mill and converting facility in Halifax Count, North Carolina continues, with construction planned to begin in the third quarter of this year.


                              -18-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Net sales for the Merchandising and Specialty Packaging segment for the first quarter of 1999 of $113.1 million were up 8% compared to net sales for the segment during the first quarter of 1998 due primarily to higher sales volume. For the first quarter of 1999, segment EBIT was $2.0 million, a $1.2 million improvement over the $0.8 million income for the first quarter of 1998. The increase was primarily due to sales volume growth, ongoing cost reductions, and improved operating efficiencies, partially offset by modestly lower corrugated container margins.

     Net sales for the Forest Products/Land Development segment for the first quarter of 1999 were $11.8 million, up 9% from net sales of $10.8 million in the first quarter of 1998, due, primarily to higher land sales and higher lumber sales volume, offset in part by lower lumber pricing. Segment EBIT for the first quarter of 1999 was $4.7 million, up 42% compared to $3.3 million for the first quarter last year resulting from improved sawmill productivity and higher land sales. See Note 10 regarding the planned sale of 278,000 acres of timberlands and the segment's building products business.


Liquidity and Financial Position

     Net cash provided by operating activities improved primarily due to improved earnings before depreciation, cost of timber harvested and amortization. EBITDA, a measure of internal cash flow combining EBIT plus non-cash charges for depreciation, cost of timber harvested and amortization, was $37.1 million for the first quarter of 1999, 14% higher than EBITDA of $32.5 million for the first quarter of 1998. The ratio of current assets to current liabilities of 1.6 at the end of the first quarter of 1999, decreased from 2.2 at the end of the first quarter of 1998 primarily as a result of consolidating the Field Group assets.

     Net cash used in investing activities for the first quarter of 1999 was $352.8 million compared to $16.4 million in the first quarter of 1998, which primarily reflects the cash paid for the Field Group acquisition. Capital spending increased due to the continued implementation of improved information systems throughout the Company. See Note 6 for capital spending commitments.

     Cash provided by financing activities in 1999 was $298.9 million compared to a $7.0 million use of cash in 1998, due to the funding of the Field Group purchase. In January 1999, the Company entered into a new $450 million bank credit facility which included a 364-day $200 million revolving line of credit, which is convertible at the Company's option to a two-year term loan, and a five-year $250 million revolving line of credit. This credit facility was used primarily to fund the acquisition of Field Group. With this increase in debt, Chesapeake's net debt-to-capital ratio was 53 percent at March 31, 1999, compared to 28

                              -19-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

percent at the end of the first quarter of 1998. In April 1999, the Company announced it had signed letters of intent to sell 278,000 acres of timberlands and its building products business (two sawmills, a lumber processing plant and a wood-chip mill) for combined proceeds of $186 million. These sales are anticipated to close in the third quarter of 1999. The Company expects to use the proceeds to reduce revolving debt and to continue its stock repurchase program.

     Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

Outlook

     The following statements reflect management's outlook for the Company as of April 15, 1999. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures, or other structural changes in the Company's business, and are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements" on page 23 of this report. The outlook includes the expected 1999 impact of the Field Group acquisition.

- The Company expects revenue for 1999 to be in the $1.2 billion to $1.3 billion range, up primarily as a result of the acquisition of the Field Group.
- Full-year earnings improvements in all business segments are expected in 1999 compared to 1998.
- The Company's effective income tax rate in 1999 is expected to be 35.5 percent, down slightly from the previous outlook, due to a lower effective tax rate in Europe.
- Capital spending, excluding acquisitions, for 1999 is expected to be approximately $100 million, compared to $73 million in 1998, due primarily to expected capital spending by the Field Group.
- Depreciation, depletion, and amortization is expected to be approximately $82 million in 1999, up from $62 million in 1998, due primarily to the acquisition of the Field Group.
- Earnings per share expectations for 1999 are expected to be in the range of $2.25 to $2.50 per diluted share.

Year 2000

    In 1997, Chesapeake established a plan intended to address the impact of the Year 2000 problem on its internal systems and facilities, as well as its key suppliers and customers. The project consists of the following four phases:

- Phase 1 - inventory and analysis of key business systems and infrastructure for Year 2000 problems. Phase 1 was completed in July 1997.

                              -20-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

- Phase 2 - remediation of non-compliant systems. As discussed below, this phase is underway and should be completed by mid-1999.
- Phase 3 - testing of mission critical systems. This phase has begun and is scheduled to be completed by mid-1999.
- Phase 4 - development of contingency plans. This phase has also begun. As discussed below, the Company expects that its contingency plans will be fully developed by mid-1999.

     The Company's Year 2000 team consists of location and business unit Year 2000 coordinators and project managers who, for the purpose of this project, report and are accountable to the Company's Chief Financial Officer.

State of Readiness

     Most of the Company's mission critical business systems utilize packaged applications, which are purchased from third party software vendors. As part of its overall business strategy, the Company is installing new integrated Enterprise Resource Planning ("ERP") software that is expected to provide enhanced reporting and operational benefits. The installation of Year 2000 compliant ERP software is also the principal element of the Company's Year 2000 remediation plan. The Company's Tissue segment implemented Year 2000 compliant ERP software in April 1999. Chesapeake's other business segments and corporate headquarters are in the process of installing Year 2000 compliant ERP software. Those installations are approximately 80% complete as of April 1999, and are scheduled to be completed at all locations by mid-1999.

     In addition to the installation of Year 2000 compliant ERP software, the Company's remediation efforts include the upgrading or replacement of proprietary computer software systems (primarily in the Tissue segment), and the upgrading or replacement of computer hardware, machinery, and equipment; process control systems; security systems; and telecommunications equipment. The Company, including the Field Group, is in the process of upgrading or replacing these systems and equipment, as necessary for Year 2000 compliance, and expects the process to be completed by mid-1999.

Cost to Address Year 2000 Readiness

     The cost of installing the new ERP software, no material portion of which relates specifically to achieving Year 2000 compliance, is expected to be approximately $20 million. Of this amount, approximately $16 million is expected to be capitalized, with approximately $8.6 million capitalized during the Company's fiscal year ending December 31, 1998. To date, the Company has incurred approximately $13.9 million of the expected ERP implementation cost. Other specifically identifiable costs

                              -21-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

related to Year 2000 compliance are in the range of $2-3 million, approximately $2.5 million of which has been incurred to date. The Field Group has incurred costs of $0.4 million out of anticipated total costs of $0.5 million. The Company expects to fund the costs associated with its Year 2000 compliance program with cash generated from operations. Management does not believe that any of Chesapeake's material information technology projects have been deferred due to the Company's Year 2000 compliance efforts.

     Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers, and other third parties. As part of Chesapeake's evaluation of the Year 2000 readiness of its suppliers, customers, and other third parties, the Company has contacted substantially all of its critical suppliers to request written assurance that they have Year 2000 readiness programs in place as well as an affirmation that they will be compliant when necessary. Responses to these inquiries continue to be gathered and reviewed. To date, no such parties have informed the Company that they do not expect to be Year 2000 compliant in a timeframe that would expose Chesapeake to material business risks. Further analysis and follow-up is being conducted as necessary. Although management has not yet determined the risk associated with the failure of any such party to become Year 2000 compliant, the Company can provide no assurance that such failure would not have a material adverse effect on the Company's results of operations and financial condition. However, in an effort to minimize such risks, in most cases (with utilities and banking institutions as notable exceptions), the Company utilizes multiple suppliers of goods and services and is prepared to substitute suppliers if one or more have Year 2000 related difficulties.

Business Continuity and Contingency Planning

     The ultimate effects on the Company or its suppliers or customers of not being fully Year 2000 compliant cannot be reasonably estimated. While Chesapeake believes its efforts are adequate to address its Year 2000 concerns, the Company could experience a material adverse effect on its results of operations, financial position, or cash flows if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues materially exceed current estimates, or if material suppliers, customers, or other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, the Company is in the process of developing plans to address such contingencies, with a focus on mission critical applications and material suppliers. Such contingency plans may include the development of back-up procedures, the purchase of additional inventory, and the utilization of alternate suppliers. The Company expects to complete its contingency plans during the third quarter of 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Accounting Pronouncements

     See Note 2 to Consolidated Financial Statements.

Forward-Looking Statements

     Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following:
"will likely result", "expected to", "will continue", "is anticipated", "estimated", "project", "believe" and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as waste paper and corrugated box and display materials; fluctuations in demand; governmental policies and regulations affecting the environment; interest rates; currency translation movements; Year 2000 compliance issues; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
         RISK

         None.

                             PART II


Item 1.  Legal Proceedings

         Reference is made to Note 7 of the Notes to Consolidated Financial Statements included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 28,
         1999, the following business was transacted:

     (1) All nominees for election to the Board of Directors were elected.

                                   Number     Number
                                   of         of shares
                                   Shares     Authority
                                   For        Withheld
                                   ------     ---------
         John W. Rosenblum         17,714,766 1,199,810
         Richard G. Tilghman       18,598,729   315,847
         Hugh V. White, Jr.        18,624,751   289,825


     (2) Amendments to the Chesapeake Corporation 1997 Incentive Plan were approved. There were 15,101,457 votes for the proposal and 3,626,060 against with 187,056 abstentions.

     (3) The appointment of Pricewaterhouse Coopers LLP as independent accountants for the fiscal year ending December 31, 1999, was ratified. There were 18,811,808 votes for the proposal and 52,079 against with 50,689 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 27.1 - Financial Data Schedule - 1999

             Exhibit 27.2 - Restated Financial Data Schedule -
                            1998

         (b) Reports on Form 8-K:

             (i)  Current Report dated March 18, 1999,
                  reporting, under Items 2 and 7, the
                  acquisition of Field Group plc.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:  May 14, 1999                 BY:  /s/ William T. Tolley
                                         -----------------------
                                             William T. Tolley
                                         Senior Vice President -
                                          Finance & Chief
                                          Financial Officer

                          EXHIBIT INDEX



EXHIBIT                                       METHOD OF FILING
-------                                     --------------------


27.1      Financial Data Schedule - 1999                *


27.2      Restated Financial Data Schedule - 1998       *






  *  Filed herewith electronically