Form 10-Q
period 1999-06-30
CHESAPEAKE CORP /VA/
filed 1999-08-03
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

Number of shares of $1.00 par value common stock outstanding as of July 23, 1999: 21,263,438 shares.



                     CHESAPEAKE CORPORATION
                            FORM 10-Q
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Quarter and Six months ended June 30, 1999
          and June 30, 1998                                  3

        Consolidated Balance Sheets
         at June 30, 1999 and December 31, 1998              5

        Consolidated Statements of Cash Flows-
         Six months ended June 30, 1999
          and June 30, 1998                                  7

        Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   21

    Item 3. Qualitative and Quantitative Disclosures
            About Market Risk                               29

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               29

    Item 6. Exhibits and Reports on Form 8-K                29


Signature                                                   30












                               -2-
                             PART I


             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                                   June 30,          June 30,
                                --------------   ----------------
                                  1999    1998      1999   1998
                                ------  ------    ------ ------
Net sales                       $327.5  $237.0    $566.6 $453.8
Costs and expenses:
  Cost of products sold          237.9   170.9     408.8  325.3
  Depreciation, amortization
   and cost of timber
   harvested                      24.4    15.9      42.4   31.3
  Selling, general and
   administrative expenses        42.6    32.2      77.5   65.2
                                ------  ------    ------ ------
   Income from operations         22.6    18.0      37.9   32.0

Other income and expenses, net     1.6     3.9       5.4    7.2
Interest expense, net            (11.4)   (4.7)    (17.4)  (9.3)
                                ------  ------    ------ ------
   Income before taxes and
      cumulative effect of
      accounting change           12.8    17.2      25.9   29.9

Income taxes                       4.4     6.6       9.0   11.3
                                ------  ------    ------ ------
   Income before cumulative
      effect of accounting
      change                       8.4    10.6      16.9   18.6

Cumulative effect of accounting
      change, net of income
      taxes of $8.4                  -       -         -   13.3
                                ------  ------    ------ ------
    Net income                  $  8.4  $ 10.6    $ 16.9 $ 31.9
                                ======  ======    ====== ======








                               -3-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF EARNINGS, Continued
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                                   June 30,          June 30,
                               --------------------------------
                                  1999    1998      1999   1998
                                ------  ------    ------ ------
Basic earnings per share:
   Earnings before cumulative
      effect of accounting
      change                    $  .39  $  .50    $  .79 $  .88
   Cumulative effect of
      accounting change, net
      of income taxes                -       -         -    .62
                                ------  ------    ------ ------
   Basic earnings per share     $  .39  $  .50    $  .79 $ 1.50
                                ======  ======    ====== ======
Weighted average number of
 common shares                    21.3    21.1      21.3   21.2
                                ======  ======    ====== ======
Diluted earnings per share
   Earnings before cumulative
      effect of accounting
      change                    $  .39  $  .49    $  .78 $  .87
   Cumulative effect of
      accounting change, net
      of income taxes                -       -         -    .62
                                ------  ------    ------ ------
   Diluted earnings per share   $  .39  $  .49    $  .78 $ 1.49
                                ======  ======    ====== ======
Weighted average number of
 common shares and equivalents
 outstanding, assuming dilution   21.6    21.5      21.6   21.5
                                ======  ======    ====== ======
Cash dividends declared per
 share of common stock          $  .22  $  .20    $  .44 $  .40
                                ======  ======    ====== ======


See accompanying notes to consolidated financial statements.








                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Millions of dollars)

                                             (Unaudited)
                                               June 30,  Dec. 31,
                                                 1999      1998
                                              ---------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                  $   18.2  $ 62.4
    Accounts receivable, less allowances for
     doubtful accounts (1999-$3.8; 1998-$4.1)     202.9   127.6
    Inventories:
     Finished goods                                53.0    34.5
     Work in process                               45.4    27.0
     Materials and supplies                        53.5    41.2
                                                -------  ------
      Total inventories                           151.9   102.7

    Deferred income taxes                          12.4    12.4
    Other                                           5.8     8.3
                                                -------  ------
      Total current assets                        391.2   313.4
                                                -------  ------

Property, plant and equipment, at cost          1,094.5   872.4
    Less accumulated depreciation                 399.9   385.9
                                                -------  ------
                                                  694.6   486.5

    Timber and timberlands, net                    56.4    56.7
                                                -------  ------
  Net property, plant and equipment               751.0   543.2
                                                -------  ------
Goodwill and intangibles, net                     263.9    52.7

Other assets                                       95.9    70.1
                                                -------  ------

    Total assets                               $1,502.0  $979.4
                                                =======  ======







                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
            (Millions of dollars, except share data)

                                             (Unaudited)
                                               June 30,  Dec. 31,
                                                 1999      1998
                                              ---------- --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $   95.6  $ 57.4
  Accrued expenses                                111.4    89.7
  Current maturities of long-term debt              5.2     5.8
  Dividends payable                                 4.7     4.7
  Income taxes payable                              6.3       -
                                                -------  ------
      Total current liabilities                   223.2   157.6
                                                -------  ------
Long-term debt                                    696.8   270.4

Other long-term liabilities                        26.3    16.3

Postretirement benefits other than pensions        19.8    19.5

Deferred income taxes                             100.8    74.3
                                                -------  ------
      Total liabilities                         1,066.9   538.1
                                                -------  ------
Shareholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -       -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 21,261,845
    in 1999 and 21,439,385 shares in 1998,
    respectively                                   21.3    21.4
  Additional paid-in capital                       11.9    20.0
  Accumulated other comprehensive loss            (14.1)   (8.7)
  Retained earnings                               416.0   408.6
                                                -------  ------
      Total shareholders' equity                  435.1   441.3
                                                -------  ------
          Total liabilities and shareholders'
            equity                             $1,502.0  $979.4
                                                =======  ======

See accompanying notes to consolidated financial statements.



                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                    June 30,
                                                  1999    1998
                                                 ------ -------
Operating activities:
  Net earnings                                   $ 16.9  $ 31.9
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Cumulative effect of accounting change            -   (21.7)
    Depreciation, cost of timber harvested and
     amortization of intangibles                   42.4    31.3
    Deferred income taxes                           1.0     8.8
    Gain on sale of property, plant and equipment  (0.2)   (1.6)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                   (10.5)  (15.0)
       Inventories                                (10.6)   (3.3)
       Other assets                                 2.4    (1.0)
       Accounts payable                           (11.9)    1.7
       Accrued expenses                            (5.6)    1.9
       Income taxes payable                         2.9      .5
                                                 ------  ------
  Net cash provided by operating activities        26.8    33.5
                                                 ------  ------


Investing activities:
    Purchases of property, plant and equipment    (41.8)  (36.6)
    Acquisitions                                 (374.2)   (6.0)
    Proceeds from sale of
      property, plant and equipment                 1.1     3.2
    Other, net                                     (2.8)   (0.1)
                                                 ------  ------
  Net cash used in investing activities          (417.7)  (39.5)
                                                 ------  ------












                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                    June 30,
                                                  1999    1998
                                                 -----   -----
Financing activities:
  Net borrowings on lines of credit                36.6     4.6
  Payments on long-term debt                      (21.8)   (1.6)
  Proceeds from long-term debt                    360.7      .5
  Purchases of outstanding common stock           (13.8)   (6.9)
  Dividends paid                                   (9.4)   (8.5)
  Debt issue costs                                 (2.7)      -
  Other                                             1.0     4.3
                                                 ------  ------
Net cash provided by (used in) financing
   activities                                     350.6    (7.6)
                                                 ------  ------
Effect of exchange rates on cash                   (3.9)   (1.1)

  Decrease in cash and cash equivalents           (44.2)  (14.7)
Cash and cash equivalents at beginning of
  period                                           62.4    73.3
                                                 ------  ------
Cash and cash equivalents at end of period       $ 18.2  $ 58.6
                                                 ======  ======


See accompanying notes to consolidated financial statements.




















                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies

     The consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company") included herein are unaudited, except for the December 31, 1998, consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position and results of operations for the interim periods presented herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1999 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     Certain prior-year data have been reclassified to conform to the 1999 presentation.

Note 2.  Adoption of Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, which is effective for fiscal years beginning after June 15, 2000, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. This standard is not expected to have a material impact on the Company's financial statements.

Note 3.  Comprehensive Income

     Comprehensive income for the quarters and the six months ended June 30, 1999 and 1998 was $2.6 million and $11.5 million and $10.2 million and $31.1 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation.

Note 4.  Acquisitions and Dispositions

     In June 1999, the Company announced that it had signed a letter of intent with Georgia-Pacific Corporation to combine the two companies' away-from-home tissue businesses in a new partnership. Chesapeake will contribute the assets and certain

                               -9-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

liabilities of its Tissue business to the partnership, for which it will receive a 10 percent interest in the partnership and an initial cash distribution of approximately $730 million. The partnership is expected to be formed late in the third quarter or early in the fourth quarter of 1999.

     In April 1999, the Company announced that it had signed letters of intent to sell 278,000 acres of timberlands in Virginia, Maryland and Delaware and its building products business (two sawmills, a lumber processing plant and a wood-chip mill) for combined proceeds of $186 million. On July 30, 1999, the Company completed the sale of its building products business. that provided for a close date of July 30, 1999. The sale of timberlands is anticipated to close in the third quarter of 1999.

     On March 18, 1999, Chesapeake completed its acquisition of substantially all of the outstanding capital shares of Field Group plc ("Field Group"), a European specialty packaging company headquartered in the United Kingdom. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions plc, a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Field Group at a purchase price of (pound) 3.60 per share. As of April 30, 1999, Chesapeake acquired compulsorily all remaining outstanding shares of Field Group. The final purchase price of approximately US $373.3 million was funded through a combination of approximately $316.1 million in borrowings under a new credit facility (the "Credit Facility"), $22.2 million in unsecured loan notes ("Loan Notes") issued to certain Field Group shareholders, and $35.0 million in cash.

     The Credit Facility consists of a $200 million 364-day revolving credit facility (which, at Chesapeake's option, may be converted into a two-year term loan) and a $250 million five-year revolving credit facility. Borrowings under the Credit Facility bear interest and incur facility fees at a variable rate per annum, which are initially equal to an all-in cost of LIBOR plus 1.0%. The Credit Facility contains customary representations, warranties and covenants, including covenants that require Chesapeake to maintain certain financial ratios. In addition, the Credit Facility includes a provision that requires Chesapeake to apply no less than 50% of the net proceeds of any sale of its timberlands to permanently extinguish borrowings under the 364-day revolving credit facility. The Loan Notes bear interest at a variable rate per

                              -10-
               CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

annum equal to the LIBOR rate for six-month sterling deposits, and are redeemable in whole or in part at the option of the holder on each biannual interest payment date commencing March 31, 2000. If not earlier redeemed, the Loan Notes mature on September 30, 2006.

     On May 5, 1999, the Company acquired Berry's (Holding) Limited of Ireland ("Berry's") through Field Group. Berry's is one of Ireland's largest suppliers of printed pharmaceutical leaflets and self-adhesive labels and has annual net sales of approximately $9.2 million.

     The acquisitions of Field Group and Berry's have been accounted for using the purchase method. The results of operations of Field Group and Berry's have been included in the consolidated statement of earnings since March 18, 1999 and May 5, 1999, respectively. The purchase price amounts for these acquisitions have been allocated to the acquired net assets as summarized below (in millions):

          Fair value of assets acquired          $553.4
          Liabilities assumed or created         (167.5)
          Cash acquired                           (11.7)
                                                 ------
             Cash paid for acquisitions, net     $374.2
                                                 ======




















                              -11-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

     Pro forma financial information reflecting the combined results of the Company and Field Group is as follows (in millions, except per share amounts):

                                Quarter Ended    Six Months Ended
                                   June 30,          June 30,
                               ----------------  ---------------
                                  1999    1998      1999   1998
                                ------  ------    ------  ------
Net sales                       $327.5  $335.1    $646.0 $657.9
Income before cumulative
 effect of accounting change     $8.4    $10.6     $12.0  $20.1
Net income                       $8.4    $10.6     $12.0  $33.4
Earnings per share before
 cumulative effect of
 accounting change:
   Basic                        $0.39    $0.50     $0.56  $0.95
   Diluted                      $0.39    $0.49     $0.56  $0.93
Net income per share:
   Basic                        $0.39    $0.50     $0.56  $1.57
   Diluted                      $0.39    $0.49     $0.56  $1.55

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

Note 5.  Restructuring

     In the fourth quarter of 1998, the Company formulated a restructuring program which included early retirement and voluntary severance programs (70 positions) in the Tissue segment, and a severance program (60 positions) and 2 facility closures in the Merchandising and Specialty Packaging segment. At June 30, 1999, payments totaling $3.2 million have been made primarily for the early retirement and severance programs for approximately 85 persons, reducing the $11.8 million restructuring accrual to $8.6 million.




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

Note 7.  Income Taxes

     The Company's effective income tax rate was 35% for the six months ended June 30, 1999 and 37.5% for the six months ended June 30, 1998. The decrease in the Company's effective income tax rate is primarily due to the acquisition of businesses in countries which have a lower effective tax rate.

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

     Except for the Fox River matter, the Company has not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position, liquidity or results of operations.

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

      On February 26, 1999, the Wisconsin Department of Natural Resources ("DNR") released for public comment a draft remedial investigation/feasibility study ("RI/FS") for the lower Fox River site. In the draft RI/FS, the DNR reviewed and summarized several categories of possible remedial alternatives for the site, estimated to cost in the range of $143 million to $721 million, but did not identify a preferred remedy. (As required by applicable regulations, the draft RI/FS also includes a "no action" alternative that does not entail remediation costs, but the Company does not believe that the "no action" alternative will be selected). There can be no assurance that many of the cost estimates in the draft RI/FS will not differ significantly from actual costs. The Company submitted timely comments on the draft RI/FS both individually and in conjunction with other PRPs. After finalizing the RI/FS, the DNR and the EPA are expected to announce a preferred remedial alternative in a Proposed Remedial Action Plan. The Proposed Remedial Action Plan will be subject to a public comment period, and enforcement of any definitive Remedial Action Plan may be subject to judicial review.


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

     Based on presently available information, the Company believes that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company's letter of intent with Georgia-Pacific concerning the proposed tissue partnership contemplates that the Company will retain the liability related to the lower Fox River site and the related third party indemnity rights.

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

                              -17-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

or other corrective action and the cost thereof, and the amount of any penalties imposed by EPA. WT believes that it is entitled to significant indemnification for costs or expenses incurred with regard to this matter from the prior owner of the Chicago mill and that the prior owner has the financial ability to honor its indemnification obligation.

     On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued NOVs under the CAA against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake Corporation) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "Mill"). St. Laurent is the successor to Chesapeake Paper Products, L.L.C. which, as owner of the Mill, was sold by Chesapeake Corporation to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997 pursuant to a Purchase Agreement dated as of April 30, 1997 by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 to the present the Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake Corporation will indemnify St. Laurent against any violations of applicable environmental laws (including the CAA) that existed at the Mill as of the date of the Purchase Agreement and as of the May 1997 closing date (and any other such violations that existed prior to such dates as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is capped at $50 million and, in certain circumstances, is subject to a $2.0 million deductible. The Company is cooperating with St. Laurent to analyze, respond to, and defend against the matters alleged in the NOVs. Based upon an initial review of the NOVs,

                               -18-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

the Company believes that both it and St. Laurent have substantial defenses against the alleged violations. The Company and St. Laurent intend to work with EPA and DEQ to address the matters that are the subject of the NOVs and, if necessary, to defend vigorously against the allegations. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time due to the absence of a determination that any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement.

Note 9.  Segment Disclosure
                                 Second Quarter   Year-to-Date
                                 --------------  -------------
                                  1999    1998     1999   1998
Net sales:                        ----    ----     ----   ----
 Merchandising and Specialty
  Packaging                       $114.3 $111.5  $227.4 $215.8
 European Specialty Packaging       89.6      -   105.0      -
   Tissue                          108.2  113.4   207.0  215.1
 Forest Products/Land Development   15.4   12.1    27.2   22.9
                                  ------ ------  ------ ------
                                  $327.5 $237.0  $566.6 $453.8
                                  ====== ======  ====== ======
Earnings before interest and
 taxes (EBIT):
 Merchandising and Specialty
  Packaging                       $  1.9 $  1.7  $  3.9 $  2.5
 European Specialty Packaging        5.8    -       6.4    -
 Tissue                             17.8   18.4    33.3   33.8
 Forest Products/Land Development    3.4    5.6     8.1    8.9
 Corporate                          (4.7)  (3.8)   (8.4)  (6.0)
                                  ------ ------  ------ ------
                                  $ 24.2 $ 21.9  $ 43.3 $ 39.2
                                  ====== ======  ====== ======








                                 -19-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Segment Disclosure, continued

                                               June 30, June 30,
                                                   1999    1998
Identifiable assets:                           --------  ------
 Merchandising and Specialty Packaging         $  338.4  $298.6
 European Specialty Packaging                     534.0       -
 Tissue                                           458.1   453.1
 Forest Products/Land Development                 119.8   120.1
 Corporate                                         51.7    77.2
                                               --------  ------
                                               $1,502.0  $949.0
                                               ========  ======

     Chesapeake conducts its business in four segments. The Company's Merchandising and Specialty Packaging segment produces and sells point-of-sale displays, graphic packaging and corrugated shipping containers. The European Specialty Packaging segment is comprised of the Field Group operations which produces folding cartons for food and consumer and pharmaceutical and healthcare companies. The results of operations of Field Group are included in the consolidated segment results since
March 18, 1999, the acquisition date (See Note 4). The Company's Tissue segment is composed of commercial and industrial tissue operations of Wisconsin Tissue and Wisconsin Tissue de Mexico.
The Forest Products/Land Development segment manages the Company's timberlands and real estate holdings. There were no intersegment sales for the six months ended June 30, 1999 and June 30, 1998.



















                              -20-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     Net sales for the quarter ended June 30, 1999, were $327.5 million, up $90.5 million compared with second quarter net sales of $237.0 million in 1998. Net sales for the six months ended June 30, 1999, of $566.6 million compared to net sales of $453.8 million for the comparable 1998 period. Excluding the sales of Field Group, net sales for the 1999 periods, compared to the prior year, were flat on a quarterly basis and up approximately 2% on a year-to-date basis.

     Net income for the quarter ended June 30, 1999, was $8.4 million, or $.39 per diluted share, compared with 1998 second quarter net income of $10.6 million or $.49 pr diluted share.
Net income for the six months ended June 30, 1999, was $16.9 million, or $.78 per diluted share, compared with 1998 second quarter reported net income, before the cumulative effect of an accounting change, of $18.6 million, or $.87 per diluted share. The decrease in net income was primarily the result of higher raw material costs in the Merchandising and Specialty Packaging segment, lower gains on bulk land sales and increased interest costs on outstanding debt. Interest expense has increased due to additional borrowings in 1999, primarily to finance the Field Group acquisition.

    Net income for the six months ended June 30, 1998, including the cumulative effect of an accounting change of $13.3 million, net of taxes, was $31.9 million, or $1.49 per diluted share. The change in accounting consisted of the capitalization of certain timber reforestation costs that were previously expensed in order to achieve better matching of those costs with the revenues realized from the eventual harvesting of the timber.

    Other income and expenses, net decreased $2.3 million and $1.8 million for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998, primarily as a result of reduced bulk land sales and a gain on the sale of a corporate aircraft of $1.5 million ($.04 per diluted share after taxes) in the first quarter of 1998.

Restructuring

     In the fourth quarter of 1998, the Company formulated a restructuring program which included early retirement and voluntary severance programs (70 positions) in the Tissue segment, and a severance program (60 positions) and 2 facility

                              -21-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

closures in the Merchandising and Specialty Packaging segment. During the six months ended June 30, 1999, payments totaling $3.2 million have been made primarily for the early retirement and severance programs for approximately 85 persons. The Company expects to utilize the remaining $8.6 million restructuring reserve consistent with the restructuring plan set forth in December of 1998.

Segment Information

Merchandising and Specialty Packaging
                                           Increase/(Decrease)
(dollars in millions)     1999      1998        $        %
- ----------------------------------------------------------------
Second quarter:
Net sales               $114.3    $111.5      $2.8      2.5%
EBIT                       1.9       1.7       0.2     11.8%
Operating margin           1.7%      1.5%              13.3%

Six months:
Net sales                227.4     215.8      11.6      5.4%
EBIT                       3.9       2.5       1.4     56.0%
Operating margin           1.7%      1.2%              41.7%
================================================================

     Net sales for the second quarter and first half of 1999 increased primarily due to higher point-of-purchase display and graphic packaging volume, partially offset by modestly lower average selling prices. The increase in EBIT and operating margin for the quarter and six months reflected sales volume growth, ongoing cost reductions, and improved operating efficiencies, partially offset by lower corrugated container margins driven by higher raw material costs.

European Specialty Packaging

     The European Specialty Packaging segment includes the results of Field Group, which has been consolidated since the date of acquisition, March 18, 1999. Sales and EBIT for this segment were $89.6 million and $5.8 million, respectively, for the second quarter of 1999. On a pro forma basis Field Group's second quarter sales were down approximately 8.7% year over year due to lower volume and selling prices, particularly in Field Group's Asian markets. Field's operating margin in the second quarter of 6.5% was up slightly from the pro forma margin for the second quarter of 1998.


                              -22-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Tissue
                                            Increase/(Decrease)
(dollars in millions)     1999      1998        $        %
- ----------------------------------------------------------------
Second quarter:
Net sales               $108.2    $113.4     $(5.2)    (4.6%)
EBIT                      17.8      18.4      (0.6)    (3.3%)
Operating margin          16.5%     16.2%               1.9%

Six months:
Net sales                207.0     215.1      (8.1)    (3.8%)
EBIT                      33.3      33.8      (0.5)    (1.5%)
Operating margin          16.1%     15.7%               2.5%
================================================================

     The decrease in sales for the quarter and six months ended June 30, 1999, compared to the prior year periods reflected a one percent decline in average tissue selling prices and lower parent roll volume, offset slightly by higher converted tissue volume. The EBIT impact of lower sales was somewhat offset by the combination of favorable raw materials yield and improved converting efficiencies. Operating margin improvements reflected improved converting efficiencies and changes in product mix. See
Note 4 regarding the planned contribution of the Tissue business to a partnership with Georgia-Pacific Corporation.

Forest Products/Land Development
                                          Increase/(Decrease)
(dollars in millions)     1999      1998        $        %
- ----------------------------------------------------------------
Second quarter:
Net sales                $15.4     $12.1      $3.3     27.3%
EBIT                       3.4       5.6      (2.2)   (39.3%)
Operating margin          22.1%     46.3%             (52.3%)

Six months:
Net sales                 27.2      22.9       4.3     18.8%
EBIT                       8.1       8.9      (0.8)    (9.0%)
Operating margin          29.8%     38.9%             (23.4%)
================================================================

     Net sales increases in 1999 for the quarter and six months compared to the prior year periods were primarily due to higher lumber sales volume, offset in part by lower lumber pricing.
EBIT and operating margin decreases in the second quarter of 1999 resulted from a reduction in bulk land sales. See Note 4 regarding the planned sale of 278,000 acres of timberlands and the July 30, 1999, sale of the segment's building products business.
                              -23-
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Liquidity and Financial Position

     Net cash provided by operating activities decreased in the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily due to increases in working capital caused by the timing of accounts payable cutoff. The working capital increases were partially offset by improvements in EBITDA, a measure of internal cash flow combining EBIT plus depreciation, amortization and cost of timber harvested. EBITDA of $85.7 million for the six months ended June 30, 1999, was 22% higher than EBITDA of $70.5 million for the six months ended June 30, 1998. The ratio of current assets to current liabilities of
1.75 at June 30, 1999, decreased from 2.29 at June 30, 1998. The changes in EBITDA and the current ratio are primarily due to the purchase of Field Group.

     Net cash used in investing activities for the first six months of 1999 was $417.7 million compared to $39.5 million in the first six months of 1998, which primarily reflects the cash utilized to acquire Field Group. Capital spending increased primarily due to the continued implementation of improved information systems throughout the Company.

     Cash provided by financing activities in 1999 was $350.6 million compared to a $7.6 million use of cash in 1998, due to the funding of the Field Group acquisition and the open market repurchase of the Company's common stock. In January 1999, the Company entered into a new $450 million bank credit facility which included a 364-day $200 million revolving line of credit, which is convertible at the Company's option to a two-year term loan, and a five-year $250 million revolving line of credit. This credit facility was used primarily to fund the acquisition of Field Group. With this increase in debt, Chesapeake's net debt-to-capital ratio was 56 percent as of June 30, 1999, compared to 29 percent as of June 30, 1998.

     In June 1999, the Company announced that it had signed a letter of intent with Georgia-Pacific Corporation to combine the two companies' away-from-home tissue businesses in a new partnership. Chesapeake will contribute the assets of its Wisconsin Tissue business to the partnership, for which it will receive a 10 percent interest in the partnership and an initial cash distribution of approximately $730 million. The partnership is expected to be formed late in the third quarter or early in the fourth quarter of 1999.

     In April 1999, the Company announced it had signed letters

                              -24-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

of intent to sell 278,000 acres of timberlands and its building products business (two sawmills, a lumber processing plant and a wood-chip mill) for combined proceeds of $186 million. On July 30, 1999, the Company completed the sale of it building products business. The sale of timberlands is anticipated to close in the third quarter of 1999.

     The Company expects to use the cash received from its sale of its building products business, its pending sale of timberlands, and its pending partnership with Georgia-Pacific to repurchase outstanding shares, significantly reduce its debt, and continue the growth of its specialty packaging business through strategic acquisitions and alliances.

     Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

Outlook

     The following statements reflect management's outlook for the Company as of July 20, 1999. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures, or other structural changes in the Company's business, and are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements" on page 27 of this report. The outlook includes the expected 1999 impact of the Field Group acquisition.

- -The Company expects revenue for 1999 to be in the $1.2 billion to $1.3 billion range, up compared to 1998 primarily as a result of the acquisition of Field Group.
- -The Company's effective income tax rate in 1999 is expected to be 35 percent, down slightly from the previous outlook, due to a lower effective tax rate in Europe.
- -Capital spending, excluding acquisitions, for 1999 is expected to be approximately $90 million, compared to $73 million in 1998, due primarily to expected capital spending by Field Group.
- -Depreciation, depletion, and amortization is expected to be approximately $90 million in 1999, up from $62 million in 1998, due primarily to the acquisition of Field Group.
- -Earnings per share expectations for 1999 are expected to be in the range of $2.15 to $2.35 per diluted share. However, if the partnership with Georgia-Pacific is formed late in the third quarter, the Company expects a negative impact on earnings per diluted share of $.20 to $.25

                              -25-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

Year 2000

    In 1997, Chesapeake established a plan intended to address the impact of the Year 2000 problem on its internal systems and facilities, as well as its key suppliers and customers. The project consists of the following four phases:

- -Phase 1 - inventory and analysis of key business systems and infrastructure for Year 2000 problems. Phase 1 was completed in July 1997.
- -Phase 2 - remediation of non-compliant systems. As discussed below, the remediation of systems which are mission critical and which affect production was completed in July 1999; the remediation of non-critical ancillary systems is scheduled to be completed by October 1, 1999.
- -Phase 3 - testing of mission critical systems. This phase is in process and is scheduled to be completed by October 1, 1999.
- -Phase 4 - development of contingency plans. This phase has also begun. As discussed below, the Company expects that its contingency plans will be fully developed by October 1, 1999.

    The Company's Year 2000 team consists of location and business unit Year 2000 coordinators and project managers who, for the purpose of this project, report and are accountable to the Company's Chief Financial Officer.

State of Readiness

     Most of the Company's mission critical business systems utilize packaged applications, which are purchased from third party software vendors. As part of its overall business strategy, the Company is installing new integrated Enterprise Resource Planning ("ERP") software that is expected to provide enhanced reporting and operational benefits. The installation of Year 2000 compliant ERP software is also the principal element of the Company's Year 2000 remediation plan. The Company's Tissue segment implemented Year 2000 compliant ERP software in April 1999. Chesapeake's other business segments and corporate headquarters have completed or are finalizing the installation of Year 2000 compliant ERP software. Those installations are approximately 95% complete as of July 1999, and are scheduled to be completed at all locations by September 1, 1999. The Company is in the process of integrated validation and testing of all mission critical systems. The testing is anticipated to be completed by October 1, 1999.


                              -26-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     In addition to the installation of Year 2000 compliant ERP software, the Company's remediation efforts include the upgrading or replacement of proprietary computer software systems (primarily in the Tissue segment), and the upgrading or replacement of computer hardware, machinery, and equipment; process control systems; security systems; and telecommunications equipment. The Company has completed the process of upgrading or replacing these systems and equipment, as necessary for Year 2000 compliance.

Cost to Address Year 2000 Readiness

     The cost of installing the new ERP software, no material portion of which relates specifically to achieving Year 2000 compliance, is expected to be approximately $20 million. Of this amount, approximately $16 million is expected to be capitalized, with approximately $8.6 million capitalized during the Company's fiscal year ending December 31, 1998. To date, the Company has incurred approximately $19.6 million of the expected ERP implementation cost. Other specifically identifiable costs related to Year 2000 compliance are in the range of $2-3 million, approximately $2.5 million of which has been incurred to date. Field Group has incurred costs of $0.4 million out of anticipated total costs of $0.5 million. The Company expects to fund the remaining costs associated with its Year 2000 compliance program with cash generated from operations. Management does not believe that any of Chesapeake's material information technology projects have been deferred due to the Company's Year 2000 compliance efforts.

    Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers, and other third parties. As part of Chesapeake's evaluation of the Year 2000 readiness of its suppliers, customers, and other third parties, the Company has contacted substantially all of its critical suppliers to request written assurance that they have Year 2000 readiness programs in place as well as an affirmation that they will be compliant when necessary. Responses to these inquiries continue to be gathered and reviewed. To date, no such parties have informed the Company that they do not expect to be Year 2000 compliant in a timeframe that would expose Chesapeake to material business risks. Further analysis and follow-up is being conducted as necessary. Although management has not yet determined the risk associated with the failure of any such party to become Year 2000 compliant, the Company can provide no assurance that such failure would not have a material adverse

                              -27-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

effect on the Company's results of operations, financial position or cash flows. However, in an effort to minimize such risks, in most cases (with utilities and banking institutions as notable exceptions), the Company utilizes multiple suppliers of goods and services and is prepared to substitute suppliers if one or more have Year 2000 related difficulties.

Business Continuity and Contingency Planning

     The ultimate effects on the Company or its suppliers or customers of not being fully Year 2000 compliant cannot be reasonably estimated. While Chesapeake believes its efforts are adequate to address its Year 2000 concerns, the Company could experience a material adverse effect on its results of operations, financial position, or cash flows if its Year 2000 compliance schedule is not met, if the remaining costs to remediate the Company's Year 2000 issues materially exceed current estimates, or if material suppliers, customers, or other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, the Company is in the process of developing plans to address such contingencies, with a focus on mission critical applications and material suppliers. Such contingency plans may include the development of back-up procedures, the purchase of additional inventory, and the utilization of alternate suppliers. The Company expects to complete its contingency plans by October 1, 1999.

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


                              -28-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

              27.1 - Financial Data Schedule - 1999

              27.2 - Restated Financial Data Schedule - 1998

         (b)Reports on Form 8-K:

              (i)Current Report dated March 18, 1999, filed May 28, 1999, reporting, under Item 7, financial statements and unaudited pro forma financial information related to the acquisition of Field Group plc.
















                              -29-
                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:  August 3, 1999               BY:  /s/ William T. Tolley
                                             William T. Tolley
                                         Senior Vice President -
                                          Finance & Chief
                                          Financial Officer

































                              -30-
                          EXHIBIT INDEX



EXHIBIT
- -------

27.1    Financial Data Schedule - 1999                *

27.2    Restated Financial Data Schedule - 1998       *


  *  Filed herewith





































                              -31-