Form 10-Q
period 1999-09-30
CHESAPEAKE CORP /VA/
filed 1999-11-08
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/.   No  / /.

Number of shares of $1.00 par value common stock outstanding as of October 29, 1999: 17,516,233 shares.



                     CHESAPEAKE CORPORATION
                            FORM 10-Q
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Earnings-
         Quarter and Nine Months ended September 30, 1999
          and September 30, 1998                             3

        Consolidated Balance Sheets
         at September 30, 1999 and December 31, 1998         5

        Consolidated Statements of Cash Flows-
         Nine Months ended September 30, 1999
          and September 30, 1998                             7

        Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   23

    Item 3. Qualitative and Quantitative Disclosures
            About Market Risk                               31

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               32

    Item 6. Exhibits and Reports on Form 8-K                32


Signature                                                   33












                               -2-
                             PART I


             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended   Nine Months Ended
                                September 30,     September 30,
                               ---------------------------------
                                  1999    1998      1999   1998
                                ------  ------    ------ ------
Net sales                       $350.2  $260.7    $916.8 $714.5
Costs and expenses:
  Cost of products sold          251.2   189.4     660.0  514.7
  Depreciation, amortization
   and cost of timber
   harvested                      23.0    14.4      65.4   45.7
  Selling, general and
   administrative expenses        44.0    34.3     121.5   99.5
                                ------  ------    ------ ------
   Income from operations         32.0    22.6      69.9   54.6

Gain on sales of businesses       85.9       -      85.9      -
Other income and expenses, net     1.6     3.2       7.0   10.4
Interest expense, net            (11.8)   (4.8)    (29.2) (14.1)
                                ------  ------    ------ ------
   Income before taxes and
      cumulative effect of
      accounting change          107.7    21.0     133.6   50.9

Income taxes                      41.9     7.8      50.9   19.1
                                ------  ------    ------ ------
   Income before cumulative
      effect of accounting
      change                      65.8    13.2      82.7   31.8

Cumulative effect of accounting
      change, net of income
      taxes of $8.4                  -       -         -   13.3
                                ------  ------    ------ ------
    Net income                  $ 65.8  $ 13.2    $ 82.7 $ 45.1
                                ======  ======    ====== ======







                               -3-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF EARNINGS, Continued
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended   Nine Months Ended
                                September 30,     September 30,
                               ---------------------------------
                                  1999    1998      1999   1998
                                ------  ------    ------ ------
Basic earnings per share:
   Earnings before cumulative
      effect of accounting
      change                     $3.21  $  .62     $3.92 $ 1.50
   Cumulative effect of
      accounting change, net
      of income taxes                -       -         -    .62
                                ------  ------    ------ ------
   Basic earnings per share      $3.21  $  .62     $3.92 $ 2.12
                                ======  ======    ====== ======
Weighted average number of
 common shares                    20.5    21.2      21.1   21.2
                                ======  ======    ====== ======
Diluted earnings per share
   Earnings before cumulative
      effect of accounting
      change                     $3.16  $  .61     $3.87 $ 1.48
   Cumulative effect of
      accounting change, net
      of income taxes                -       -         -    .62
                                ------  ------    ------ ------
   Diluted earnings per share    $3.16  $  .61     $3.87 $ 2.10
                                ======  ======    ====== ======
Weighted average number of
 common shares and equivalents
 outstanding, assuming dilution   20.8    21.6      21.3   21.5
                                ======  ======    ====== ======
Cash dividends declared per
 share of common stock          $  .22  $  .20    $  .66 $  .60
                                ======  ======    ====== ======


See accompanying notes to consolidated financial statements.








                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Millions of dollars)

                                             (Unaudited)
                                              Sept. 30,  Dec. 31,
                                                 1999      1998
                                              ---------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                  $   36.0  $ 62.4
    Accounts receivable, less allowances for
     doubtful accounts (1999-$4.8; 1998-$4.1)     230.2   127.6
    Inventories:
     Finished goods                                50.8    34.5
     Work in process                               47.5    27.0
     Materials and supplies                        54.7    41.2
                                               --------  ------
      Total inventories                           153.0   102.7

    Deferred income taxes                          12.4    12.4
    Other                                           4.4     8.3
                                               --------  ------
      Total current assets                        436.0   313.4
                                               --------  ------

Property, plant and equipment, at cost          1,103.4   872.4
    Less accumulated depreciation                 409.0   385.9
                                               --------  ------
                                                  694.4   486.5

    Timber and timberlands, net                       -    56.7
                                               --------  ------
  Net property, plant and equipment               694.4   543.2
                                               --------  ------
Goodwill and intangibles, net                     267.7    52.7

Other assets                                       93.3    70.1
                                               --------  ------

    Total assets                               $1,491.4  $979.4
                                               ========  ======







                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
            (Millions of dollars, except share data)

                                             (Unaudited)
                                              Sept. 30,  Dec. 31,
                                                 1999      1998
                                              ---------- --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  114.5  $ 57.4
  Accrued expenses                                118.0    89.7
  Current maturities of long-term debt              4.6     5.8
  Dividends payable                                 3.9     4.7
  Income taxes payable                             55.5       -
                                               --------  ------
      Total current liabilities                   296.5   157.6
                                               --------  ------
Long-term debt                                    642.5   270.4
Other long-term liabilities                        26.4    16.3
Postretirement benefits other than pensions        20.4    19.5
Deferred income taxes                              94.1    74.3
                                               --------  ------
      Total liabilities                         1,079.9   538.1
                                               --------  ------
Shareholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -       -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 18,161,253
    in 1999 and 21,439,385 shares in 1998,
    respectively                                   18.2    21.4
  Additional paid-in capital                          -    28.8
  Unearned compensation                            (8.7)   (8.8)
  Accumulated other comprehensive income (loss)     3.6    (8.7)
  Retained earnings                               398.4   408.6
                                               --------  ------
      Total shareholders' equity                  411.5   441.3
                                               --------  ------
          Total liabilities and shareholders'
            equity                             $1,491.4  $979.4
                                               ========  ======


See accompanying notes to consolidated financial statements.




                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Millions of dollars)
                           (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                                  1999    1998
                                                 ------ -------
Operating activities:
  Net income                                      $82.7  $ 45.1
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Gain on sale of businesses                    (85.9)      -
    Cumulative effect of accounting change            -   (21.7)
    Depreciation, cost of timber harvested and
     amortization of intangibles                   65.4    45.7
    Deferred income taxes                          (5.7)    8.7
    Gain on sale of property, plant and equipment  (0.2)   (0.9)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                   (39.2)  (35.6)
       Inventories                                (13.9)   (4.3)
       Other assets                                 1.6    (2.7)
       Accounts payable                             7.5     9.0
       Accrued expenses                           (14.9)    5.5
       Income taxes payable                        47.7      .6
       Other                                         .2     1.7
                                                 ------  ------
  Net cash provided by operating activities        45.3    51.1
                                                 ------  ------


Investing activities:
    Purchases of property, plant and equipment    (66.8)  (55.1)
    Acquisitions                                 (374.3)   (6.3)
    Proceeds from sale of businesses              185.3       -
    Proceeds from sale of
      property, plant and equipment                 1.1     3.4
    Other, net                                     (6.4)    (.3)
                                                 ------  ------
  Net cash used in investing activities          (261.1)  (58.3)
                                                 ------  ------









                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                      (Millions of dollars)
                           (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                                  1999    1998
                                                 -----   -----
Financing activities:
  Net borrowings on lines of credit               317.2     4.7
  Payments on long-term debt                      (21.7)    (.5)
  Proceeds from long-term debt                     23.1      .5
  Purchases of outstanding common stock          (117.6)   (6.9)
  Dividends paid                                  (14.0)  (12.8)
  Debt issuance costs                              (2.5)      -
  Other                                             1.1     4.7
                                                 ------  ------
Net cash provided by (used in) financing
   activities                                     185.6   (10.3)
                                                 ------  ------
Effect of exchange rates on cash                    3.8    (2.1)

  Decrease in cash and cash equivalents           (26.4)  (19.6)
Cash and cash equivalents at beginning of
  period                                           62.4    73.3
                                                 ------  ------
Cash and cash equivalents at end of period       $ 36.0  $ 53.7
                                                 ======  ======


See accompanying notes to consolidated financial statements.




















                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies

     The consolidated financial statements of Chesapeake Corporation and subsidiaries ("Chesapeake" or the "Company") included herein are unaudited, except for the December 31, 1998, consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position and results of operations for the interim periods presented herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 1999 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     Certain prior-year data have been reclassified to conform to the 1999 presentation.

Note 2.  Adoption of Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Statement of Financial Accounting Standards No. 137, which was issued in July 1999, defers the Company's required adoption of SFAS 133 until fiscal 2001. This standard is not expected to have a material impact on the Company's financial statements.

Note 3.  Comprehensive Income

     Comprehensive income for the quarters and the nine months ended September 30, 1999 and 1998 was $83.5 million and $95.0 million and $12.5 million and $43.6 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation.






                               -9-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions

     Effective October 3, 1999, Wisconsin Tissue Mills Inc. ("WT"), a wholly owned subsidiary of Chesapeake, completed the formation of a joint venture with Georgia-Pacific Corporation ("G-P") through which the companies combined their commercial tissue businesses. WT contributed substantially all of its assets and liabilities of the Company's tissue business to the joint venture, known as Georgia-Pacific Tissue, LLC (the "JV") and received a 5% equity interest in the JV and a tax-deferred cash distribution of approximately $755 million (the "Special Distribution"). G-P contributed certain of its commercial tissue assets and related liabilities to the JV in return for a 95% equity interest. The respective net values of WT's and G-P's contributed businesses were based on a multiple of each businesses' 1998 earnings before interest, income taxes, depreciation and amortization ("EBITDA"), which valuation principle was negotiated on an arms' length basis. In connection with the receipt of the Special Distribution, WT entered into an Indemnity Agreement pursuant to which it agreed to indemnify
G-P, under certain circumstances, against certain payments G-P may make under a guaranty of the JV's debt that was incurred to finance the Special Distribution (the "JV Debt").

     The WT assets contributed to the JV include production facilities located in Bellemont and Flagstaff, Arizona; Alsip, Illinois; Greenwich, New York; Menasha and Neenah, Wisconsin; and Toluca, Mexico. The JV has assumed substantially all of WT's liabilities that relate primarily to its contributed business, including any liabilities associated with certain alleged violations of antitrust laws (see Note 6), but specifically excluding most tax liabilities related to the contributed assets for periods prior to formation of the JV and certain liabilities associated with the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System (see Note 8).

     At any time on or after the third anniversary of the October 4, 1999, closing date, WT will have up to 3 "put" rights to sell to G-P, or cause the JV to redeem, all or any portion of WT's equity interest in the JV. At any time after the tenth anniversary of the closing date, G-P will have the right to "call" all, but not less than all, of WT's equity interest in the JV. The purchase and sale price of WT's equity interest for both the put and call will be based on the JV's EBITDA for the immediately preceding 4 fiscal quarters and the same multiple used to value WT's and G-P's initial contributions to the JV.
                              -10-
               CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

     Certain events, including exercise of the put or call, reduction of the principal amount of the JV Debt or the JV's sale of some or all of assets contributed to it by WT, may trigger recognition of all or a portion of WT's deferred tax liability related to the transaction. Under certain circumstances (primarily related to a sale by the JV of WT contributed assets outside of the ordinary course of business prior to the tenth anniversary of the closing date, or a failure by the JV to maintain the principal amount of the JV Debt and any refinancings thereof outstanding for 30 years after the closing date, or G-P's exercise of the call or some other buy out of WT's equity interest in the JV), the JV will distribute to WT an amount equal to the amount of WT's federal and state income tax liability that is triggered, excluding the first $22 million triggered solely by sales of contributed assets. In certain other circumstances (primarily related to a determination that the transaction was not eligible for tax deferral or in the event of an involuntary dissolution of the
JV), G-P will pay to WT an amount equal to one-half of the net income tax benefit to G-P resulting therefrom.

     G-P will control and manage the JV, subject to obtaining WT's consent in connection with certain actions. Chesapeake and WT, on the one hand, and G-P, on the other hand, made customary representations, warranties and covenants to the JV in connection with their contributions of assets and liabilities, and agreed to indemnify the JV (subject to certain deductibles and caps on the amount of such indemnification, and limitations on the periods during which claims may be asserted) in connection with a breach of such representations, warranties and covenants. The JV has agreed to indemnify Chesapeake, G-P and their respective affiliates against, among other things, the liabilities assumed by the JV in connection with the transaction.

     On September 10, 1999, the Company completed the sale of approximately 278,000 acres of timberland in Virginia, Maryland and Delaware, and on July 30, 1999, the Company completed the sale of its building products business (two sawmills, a lumber processing plant and a wood-chip mill) for combined cash proceeds of approximately $185 million. The third quarter results of operations includes a non-recurring after-tax gain on sales of these businesses of $51.7, net of a revision of $11.7 million after-tax cost associated with the disposal of the kraft products business segment.

                              -11-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

     On March 18, 1999, Chesapeake completed its acquisition of substantially all of the outstanding capital shares of Field Group plc ("Field Group"), a European specialty packaging company headquartered in the United Kingdom. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions plc, a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Field Group at a purchase price of (pound) 3.60 per share. As of April 30, 1999, Chesapeake acquired compulsorily all remaining outstanding shares of Field Group. The final purchase price of approximately US $373.4 million was funded through a combination of approximately $316.2 million in borrowings under a new credit facility (the "Credit Facility"), $22.2 million in unsecured loan notes ("Loan Notes") issued to certain Field Group shareholders, and $35.0 million in cash.

     The Credit Facility consisted of a $200 million 364-day revolving credit facility and a $250 million five-year revolving credit facility. Borrowings under the Credit Facility bear interest and incur facility fees at a variable rate per annum, which are initially equal to an all-in cost of LIBOR plus 1.0%. The Credit Facility contains customary representations, warranties and covenants, including covenants that require Chesapeake to maintain certain financial ratios. Subsequent to September 30, 1999, the Company repaid the outstanding balances of the Credit Facility with a portion of the Special Distribution received from the JV combined with the net proceeds from the sale of the building products business and timberland and cancelled the $200 million 364-day revolving credit facility. The Loan Notes bear interest at a variable rate per annum equal to the LIBOR rate for six-month sterling deposits, and are redeemable in whole or in part at the option of the holder on each biannual interest payment date commencing March 31, 2000. If not earlier redeemed, the Loan Notes mature on September 30, 2006.

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

                              -12-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

statement of earnings since March 18, 1999 and May 5, 1999, respectively. The purchase price amounts for these acquisitions have been allocated to the acquired net assets as summarized below (in millions):

          Fair value of assets acquired          $553.5
          Liabilities assumed or created         (167.5)
          Cash acquired                           (11.7)
                                                 ------
             Cash paid for acquisitions, net     $374.3
                                                 ======

     Pro forma financial information reflecting the combined results of the Company and Field Group as if the acquisition occurred on January 1, 1998, is as follows (in millions, except per share amounts):

Acquisition of Field Group:     Quarter Ended   Nine Months Ended
                                September 30,     September 30,
                               ---------------- -----------------
                                  1999    1998    1999     1998
                                ------  ------   ------   ------
Net sales                       $350.2  $370.8   $996.2 $1,028.7
Income before cumulative
 effect of accounting change     $65.8   $15.7    $77.8    $35.8
Net income                       $65.8   $15.7    $77.8    $49.1
Earnings per share before
 cumulative effect of
 accounting change:
   Basic                         $3.21   $0.74    $3.69    $1.69
   Diluted                       $3.16   $0.73    $3.65    $1.66
Net income per share:
   Basic                         $3.21   $0.74    $3.69    $2.31
   Diluted                       $3.16   $0.73    $3.65    $2.28


     Supplemental pro forma financial information reflecting the acquisition of Field Group, the contribution of the Company's Tissue business to the JV and the sales of timberland and the Company's building products business, as if each transaction






                              -13-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

occurred on January 1, 1999, is as follows (in millions, except per share amounts):
                                 Quarter    Nine months
Acquisition of Field Group         Ended          Ended
and divestitures*:             Sept. 30,      Sept. 30,
                                    1999           1999
                               ---------     ----------
Net sales                         $233.1         $651.9
Net income                          $6.0           $4.2
Net income per share:
   Basic                            $.28           $.20
   Diluted                          $.28           $.20

* Results do not include an assumption for the use of approximately $410 million excess cash generated from the divestitures nor the after-tax gain on sales of businesses of $51.7 million

     On November 20, 1998, Chesapeake Corporation acquired all of the outstanding capital stock of Capitol Packaging Corporation, a specialty packaging company located in Denver, Colorado. On February 2, 1998, Chesapeake Packaging Company purchased substantially all of the assets, and assumed certain liabilities, of Rock City Box Company, Inc., located in Utica, New York. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products.

Note 5.  Restructuring

     In the fourth quarter of 1998, the Company formulated a restructuring program which included early retirement and voluntary severance programs (70 positions) in the Tissue segment, and a severance program (60 positions) and 2 facility closures in the Merchandising and Specialty Packaging segment.
At September 30, 1999, the facility closures were in process and payments totaling $6.8 million have been made primarily for the early retirement and severance programs for all planned positions and $1.1 million of exit costs have been incurred. The $11.8 million restructuring accrual at December 31, 1998, has been reduced to approximately $3.9 million, which is expected to be fully utilized in accordance with the Company's plans by December 31, 1999.

Note 6.  Litigation

     WT has been identified by the federal government and the State of Wisconsin as a potentially responsible party with

                              -14-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 6.  Litigation, continued

respect to possible natural resource damages and Superfund liability in the Fox River and Green Bay System. See Note 8 for further information regarding this matter.

     On May 13, 1997, the Attorney General of Florida filed a civil complaint against WT alleging violations of antitrust laws. The complaint also names nine other commercial and industrial tissue manufacturers and seeks compensatory monetary damages, civil penalties, and injunctive relief. Other private and state civil antitrust class actions have also been filed against WT (or against the Company, identifying WT as a "division" of the Company) and against the other defendants. As of October 3, 1999, the JV formed by WT and G-P assumed all liabilities associated with this litigation (see Note 4).

     The Company is a party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 7.  Income Taxes

     Excluding the impact of the net gain on sales of businesses, the Company's effective income tax rate was 35% for the nine months ended September 30, 1999, and 37.5% for the nine months ended September 30, 1998. The decrease in the Company's effective income tax rate is primarily due to the acquisition of businesses in countries which have a lower effective income tax rate.

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

     In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated-biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The FWS is proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS

                              -16-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs are engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims.

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

     Pursuant to the Joint Venture Agreement with G-P, the Company has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on presently available information, the Company believes that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

     In March 1998, WT's Chicago, IL tissue mill received a Notice of Violation ("NOV") from EPA alleging violation of the Illinois State Implementation Plan as adopted pursuant to the Clean Air Act ("CAA"). The alleged violation involves the emission of volatile organic material. As of October 3, 1999, the JV formed by WT and G-P assumed all liabilities and related indemnification rights associated with these allegations.

     On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued NOVs under the CAA against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake Corporation) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "Mill"). St. Laurent is the successor to Chesapeake Paper Products, L.L.C. which, as owner of the Mill, was sold by Chesapeake Corporation to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 to the present the Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters

                              -19-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Environmental Matters, continued

alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake Corporation will indemnify St. Laurent against any violations of applicable environmental laws (including the CAA) that existed at the Mill as of the date of the Purchase Agreement and as of the May 1997 closing date (and any other such violations that existed prior to such dates as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is capped at $50 million and, in certain circumstances, is subject to a $2.0 million deductible. The Company is cooperating with St. Laurent to analyze, respond to, and defend against the matters alleged in the NOVs. Based upon an initial review of the NOVs, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations. The Company and St. Laurent intend to work with EPA and DEQ to address the matters that are the subject of the NOVs and, if necessary, to defend vigorously against the allegations. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time due to the absence of a determination that any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement.










                              -20-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Segment Disclosure
                                 Third Quarter    Year-to-Date
                                 -------------    ------------
                                  1999    1998     1999   1998
Net sales:                        ----    ----     ----   ----
 Merchandising and Specialty
  Packaging                       $124.4 $133.5  $351.8 $349.2
 European Specialty Packaging      102.1      -   207.1      -
   Tissue                          112.6  116.1   319.6  331.3
 Forest Products/Land Development   11.1   11.1    38.3   34.0
                                  ------ ------  ------ ------
                                  $350.2 $260.7  $916.8 $714.5
                                  ====== ======  ====== ======
Earnings before interest and
 taxes (EBIT):
 Merchandising and Specialty
  Packaging                       $  4.4 $  5.4  $  8.3 $  7.9
 European Specialty Packaging        9.6      -    16.0      -
 Tissue                             17.8   19.3    51.1   53.1
 Forest Products/Land Development    5.1    4.5    13.2   13.4
 Corporate                          (3.3)  (3.4)  (11.7)  (9.4)
                                  ------ ------  ------ ------
                                    33.6   25.8    76.9   65.0
 Gain on sale of businesses         85.9      -    85.9      -
                                  ------ ------  ------ ------
                                  $119.5 $ 25.8  $162.8 $ 65.0
                                  ====== ======  ====== ======


                                              Sept.30, Sept.30,
                                               1999       1998
Identifiable assets:                           -------- -------
 Merchandising and Specialty Packaging         $  355.9  $331.1
 European Specialty Packaging                     568.1       -
 Tissue                                           465.7   450.0
 Forest Products/Land Development                  34.8   122.5
 Corporate                                         66.9    68.3
                                               --------  ------
                                               $1,491.4  $971.9
                                               ========  ======

     Chesapeake conducts its business in four segments.  The
Company's Merchandising and Specialty Packaging segment produces and sells point-of-sale displays, graphic packaging and corrugated shipping containers. The European Specialty



                              -21-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Segment Disclosure, continued

Packaging segment, which is comprised of the Field Group operations, produces folding cartons for food/consumer and pharmaceutical/healthcare companies. The results of operations of Field Group are included in the consolidated segment results since March 18, 1999, the acquisition date
(see Note 4). The Company's Tissue segment is composed of commercial and industrial tissue operations of Wisconsin Tissue and Wisconsin Tissue de Mexico, which were contributed to a joint venture with G-P effective October 3, 1999 (see Note 4). The Forest Products/Land Development segment manages the Company's timberlands and real estate holdings (see Note 4). There were no intersegment sales for the nine months ended September 30, 1999, and September 30, 1998.

































                              -22-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     Net sales for the quarter ended September 30, 1999, were $350.2 million, an increase of 34 percent compared with net sales of $260.7 million for the third quarter of 1998. Net sales of $916.8 million for the nine months ended September 30, 1999, compared to net sales of $714.5 million for the comparable 1998 period. Net sales for the 1999 periods increased primarily due to the acquisition of Field Group, offset in part by lower tissue selling prices and jumbo roll volumes and lower average packaging selling prices.

     Net income for the quarter ended September 30, 1999, was $65.8 million, or $3.16 per diluted share, compared with 1998 third quarter net income of $13.2 million, or $.61 per diluted share. The third quarter 1999 results included a non-recurring gain of $51.7 million after tax, or $2.48 per diluted share, on the sale of the Company's building products business and approximately 278,000 acres of timberland, net of a revision of $11.7 million after tax in estimated costs associated with the disposal in 1997 of the kraft products business segment. Excluding the non-recurring net gain, net income for the third quarter was $14.1 million, or $.68 per diluted share, an increase of 11 compared with the third quarter of 1998.

     Net income for the nine months ended September 30, 1999, was $82.7 million, or $3.87 per diluted share, compared with the nine months ended September 30, 1998, net income, before the cumulative effect of an accounting change, of $31.8 million, or $1.48 per diluted share. Excluding the non-recurring net gain, net income for the nine months ended September 30, 1999, was $31.0 million, or $1.45 per diluted share, a decrease of 2 percent over the comparable period of 1998. The decrease in net income was primarily the result of higher raw material costs in the Merchandising and Specialty Packaging segment, lower jumbo roll sales and lower converted selling prices in the tissue segment, partially offset by the impact of the Field Group acquisition.

    Net income for the nine months ended September 30, 1998, including the cumulative effect of an accounting change of $13.3 million, net of taxes, was $45.1 million, or $2.10 per diluted share. The change in accounting consisted of the capitalization of certain timber reforestation costs that were previously expensed in order to achieve better matching of those costs with the revenues realized from the eventual harvesting of the timber.

                              -23-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

    Other income and expenses, net decreased $1.6 million and $3.4 million for the quarter and nine months ended September 30, 1999, respectively, compared to the same periods in 1998, primarily as a result of reduced bulk land sales and a gain on the sale of a corporate aircraft of $1.5 million ($.04 per diluted share after taxes) in the first quarter of 1998.

     Net interest expense increased for the third quarter of 1999 by $7.0 million compared to the third quarter of 1998 and by $15.1 million for the nine months ended September 30, 1999 compared to the same 1998 period, due primarily to increased debt levels related to the Field Group acquisition.

Restructuring

     In the fourth quarter of 1998, the Company formulated a restructuring program which included early retirement and voluntary severance programs (70 positions) in the Tissue segment, and a severance program (60 positions) and 2 facility closures in the Merchandising and Specialty Packaging segment.
At September 30, 1999, the facility closures were in process and payments totaling $6.8 million have been made primarily for the early retirement and severance programs for all planned positions and $1.1 million of exit costs have been incurred. The $11.8 million restructuring accrual at December 31, 1998, has been reduced to approximately $3.9 million, which is expected to be fully utilized in accordance with the Company's plans by December 31, 1999.

Segment Information

Merchandising and Specialty Packaging
Increase/(Decrease)
(dollars in millions)     1999      1998        $        %
----------------------------------------------------------------
Third quarter:
Net sales               $124.4    $133.5     $(9.1)    (6.8%)
EBIT                       4.4       5.4      (1.0)   (18.5%)
Operating margin           3.5%      4.1%             (14.6%)

Nine months:
Net sales               $351.8     349.2       2.6      0.7%
EBIT                       8.3       7.9       0.4      5.1%
Operating margin           2.4%      2.3%               4.3%
================================================================



                              -24-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Net sales for the 1999 third quarter decreased compared to the prior year quarter, primarily due to lower point-of-purchase display volume and lower average selling prices. The sales increase for the first nine months of 1999 reflected corrugated container plant acquisitions. The decrease in EBIT and operating margin quarter over quarter was primarily due to lower sales and lower margins in the corrugated container and graphic packaging businesses, which were caused by higher raw material costs. The increase in EBIT and operating margin for the first nine months of 1999 compared to the prior year-to-date reflected sales volume growth and operating cost reductions, partially offset by lower corrugated container and graphic packaging margins caused by higher raw material costs.

European Specialty Packaging

     The European Specialty Packaging segment consists of the results of Field Group, which has been consolidated since the date of acquisition, March 18, 1999. Sales and EBIT for this segment were $102.1 million and $9.6 million, respectively, for the third quarter of 1999 and $207.1 million and $16.0 million, respectively for year-to-date. On a pro forma basis Field Group's third quarter sales were down approximately 7.3% year over year due to lower volume and selling prices, particularly in Field Group's Asian markets. Field's operating margin in the third quarter of 9.4% was equal to the pro forma operating margin for the third quarter of 1998.


Tissue
Increase/(Decrease)
(dollars in millions)     1999      1998        $        %
----------------------------------------------------------------
Third quarter:
Net sales               $112.6    $116.1     $(3.5)    (3.0%)
EBIT                      17.8      19.3      (1.5)    (7.8%)
Operating margin          15.8%     16.6%              (4.8%)

Nine months:
Net sales                319.6     331.3     (11.7)    (3.5%)
EBIT                      51.1      53.1      (2.0)    (3.8%)
Operating margin          16.0%     16.0%                 -
================================================================

     The decrease in sales for the quarter and nine months ended
September 30, 1999, compared to the prior year periods, reflected a one percent decline in average tissue selling prices and lower parent roll volume, offset slightly by higher

                              -25-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

converted tissue volume. The EBIT impact of lower sales was somewhat offset by productivity improvements. See Note 4 regarding the contribution of the Tissue business to a joint venture with Georgia-Pacific Corporation.

Forest Products/Land Development
                                            Increase/(Decrease)
(dollars in millions)     1999      1998        $        %
----------------------------------------------------------------
Third quarter:
Net sales                $11.1     $11.1      $  -        -
EBIT                       5.1       4.5       0.6     13.3%
Operating margin          45.9%     40.5%              13.3%

Nine months:
Net sales                 38.3      34.0       4.3     12.6%
EBIT                      13.2      13.4      (0.2)    (1.5%)
Operating margin          34.5%     39.4%             (12.4%)
================================================================

     Net sales for the 1999 quarter and nine month periods compared to prior year periods reflect the impact of higher land development sales offset by the impact of the sale of the building products business and timberland in the third quarter of 1999 (see Note 4). EBIT and operating margin decreases were due to lower average lumber prices and lower margins on land development sales and the impact of the sale of the building products business.

Liquidity and Financial Position

     Net cash provided by operating activities decreased in the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily due to increases in working capital. The working capital increases were partially offset by improvements in EBITDA, a measure of internal cash flow combining EBIT before the non-recurring gain on sale of businesses plus depreciation, amortization and cost of timber harvested. EBITDA of $142.3 million for the nine months ended September 30, 1999, was 28% higher than EBITDA of $110.7 million for the nine months ended September 30, 1998. The ratio of current assets to current liabilities of 1.5 at September 30, 1999, decreased from 2.2 at September 30, 1998. The changes in EBITDA and the current ratio are primarily due to the purchase of Field Group.



                              -26-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Net cash used in investing activities for the first nine months of 1999 was $261.1 million compared to $58.3 million in the first nine months of 1998, which primarily reflects the cash utilized to acquire Field Group offset in part by the proceeds from the sales of the building products business and timberland. Capital spending increased, due primarily to the continued implementation of improved information systems throughout the Company.

     Cash provided by financing activities in 1999 was $185.6 million compared to a $10.3 million use of cash in 1998, due to the funding of the Field Group acquisition through borrowings on lines of credit, which was offset in part (primarily in the third quarter) with debt repayments funded by the proceeds from the sales of the building products business and timberland and open market repurchases of the Company's common stock. With this increase in debt, Chesapeake's net debt-to-capital ratio was 55 percent as of September 30, 1999, compared to 29 percent as of September 30, 1998.

     Effective October 3, 1999, Wisconsin Tissue Mills Inc., a wholly owned subsidiary of Chesapeake, completed the formation of a joint venture with Georgia-Pacific Corporation through which the companies combined their commercial tissue businesses. WT contributed substantially all of its assets and liabilities to the joint venture, known as Georgia-Pacific Tissue, LLC, and received a 5% equity interest in the JV and a tax-deferred cash distribution of approximately $755 million (see Note 4).

     The Company expects to use the cash received from the joint venture combined with the net proceeds from the sale of the building products business and timberland to continue to repurchase outstanding common stock, continue the growth of its specialty packaging businesses through strategic acquisitions and alliances, and reduce debt.

     In January 1999, the Company entered into a new $450 million bank credit facility which included a 364-day $200 million revolving line of credit and a five-year $250 million revolving line of credit. This credit facility was used primarily to fund the acquisition of Field Group. Subsequent to September 30, 1999, the Company repaid the outstanding balances of the Credit Facility with a portion of the Special Distribution received from the JV combined with the net proceeds from the sale of the building products business and timberland and cancelled the $200 million 364-day revolving credit facility.

                              -27-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     During the third quarter of 1999, the Company purchased 3.1 million shares of Chesapeake common stock in open market transactions at an average price of $33.37 per share. Through the first nine months of 1999, the Company has purchased 3.5 million shares of its common stock.

     Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated liquidity requirements for the foreseeable future.

Outlook

     The following statements reflect management's outlook for the Company as of October 21, 1999. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures after October 31, 1999, or other structural changes in the Company's business, and are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements" on page 31 of this report. However, the outlook includes the expected 1999 impact of the Field Group acquisition, the sale of the building products business and approximately 278,000 acres of timberland, and the formation of the tissue joint venture with Georgia-Pacific.

-The Company expects revenue for 1999 to be in the $1.1 billion to $1.2 billion range.
-The Company's effective income tax rate in 1999, exclusive of the rate on the non-recurring gain is expected to be 35 percent. -Capital spending, excluding acquisitions, for 1999 is expected to be approximately $75 million, compared to $73 million in 1998, due primarily to expected capital spending by Field Group.
-Depreciation, depletion, and amortization is expected to be approximately $85 million in 1999, up from $62 million in 1998, due primarily to the acquisition of Field Group.
-Earnings per share expectations for 1999 are expected to be in the range of $1.85 to $2.00 per diluted share.

Year 2000

    In 1997, Chesapeake established a plan intended to address the impact of the Year 2000 problem on its internal systems and

                               -28-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

facilities, as well as its key suppliers and customers. The project consists of the following four phases:

-Phase 1 - inventory and analysis of key business systems and infrastructure for Year 2000 problems. Phase 1 was completed in July 1997.
-Phase 2 - remediation of non-compliant systems. As discussed below, the remediation of systems which are mission critical and which affect production was completed in July 1999; the remediation of non-critical ancillary systems was completed in the third quarter of 1999.
-Phase 3 - testing of mission critical systems. This phase has been completed.
-Phase 4 - development of contingency plans. This phase has been completed.

    The Company's Year 2000 team consists of location and business unit Year 2000 coordinators and project managers who, for the purpose of this project, report and are accountable to the Company's Chief Financial Officer.

State of Readiness

     Most of the Company's mission critical business systems utilize packaged applications, which are purchased from third party software vendors. As part of its overall business strategy, the Company has installed new integrated Enterprise Resource Planning ("ERP") software that is expected to provide enhanced reporting and operational benefits. The installation of Year 2000 compliant ERP software is also the principal element of the Company's Year 2000 remediation plan. The Company's Tissue segment implemented Year 2000 compliant ERP software in April 1999. Chesapeake's other business segments and corporate headquarters have completed the installation of Year 2000 compliant ERP software. The Company has performed integrated validation and testing of all mission critical systems.

     In addition to the installation of Year 2000 compliant ERP software, the Company's remediation efforts included the upgrading or replacement of proprietary computer software systems (primarily in the Tissue segment), and the upgrading or replacement of computer hardware, machinery, and equipment; process control systems; security systems; and telecommunications equipment. The Company has completed the process of upgrading or replacing these systems and equipment, as necessary for Year 2000 compliance.


                              -29-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Cost to Address Year 2000 Readiness

The cost of installing the new ERP software, no material portion of which relates specifically to achieving Year 2000 compliance, was approximately $23 million (approximately $6 million was divested with the tissue, building products and timberland transactions). Approximately $17 million was capitalized, with approximately $8.6 million capitalized during the Company's fiscal year ending December 31, 1998. To date, the Company has incurred approximately $22 million of the expected ERP implementation cost. Other specifically identifiable costs related to Year 2000 compliance were approximately $3.5 million.
The Company expects to fund any remaining costs associated with its Year 2000 compliance program with cash generated from operations. Management does not believe that any of Chesapeake's material information technology projects have been deferred due to the Company's Year 2000 compliance efforts.

    Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers, and other third parties. As part of Chesapeake's evaluation of the Year 2000 readiness of its suppliers, customers, and other third parties, the Company has contacted substantially all of its critical suppliers to request written assurance that they have Year 2000 readiness programs in place as well as an affirmation that they will be compliant when necessary. To date, no such parties have informed the Company that they do not expect to be Year 2000 compliant in a timeframe that would expose Chesapeake to material business risks. Further analysis and follow-up is being conducted as necessary. The Company can provide no assurance that the failure of any such party would not have a material adverse effect on the Company's results of operations, financial position or cash flows. However, in an effort to minimize such risks, in most cases (with utilities and banking institutions as notable exceptions), the Company utilizes multiple suppliers of goods and services and is prepared to substitute suppliers if one or more have Year 2000 related difficulties.

Business Continuity and Contingency Planning

     The ultimate effects on the Company or its suppliers or customers of not being fully Year 2000 compliant cannot be reasonably estimated. While Chesapeake believes its efforts are

                              -30-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

adequate to address its Year 2000 concerns, the Company could experience a material adverse effect on its results of operations, financial position, or cash flows if its Year 2000 compliance schedule is not met, if the remaining costs to remediate the Company's Year 2000 issues materially exceed current estimates, or if material suppliers, customers, or other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, the Company has developed plans to address such contingencies, with a focus on mission critical applications and material suppliers. Such contingency plans include the development of back-up procedures, the purchase of additional inventory, and the utilization of alternate suppliers.

Accounting Pronouncements

     See Note 2 to Consolidated Financial Statements.

Forward-Looking Statements

     Forward-looking statements in the foregoing Management's
Discussion and Analysis of Financial Condition and Results of
Operations include statements that are identified by the use of words or phrases including, but not limited to, the following:
"will likely result", "expected to", "will continue", "is anticipated", "estimated", "project", "believe" and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as waste paper, folding carton and corrugated box and display materials; fluctuations in demand; governmental policies and regulations affecting the environment;
interest rates; currency translation movements; Year 2000 compliance issues; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
         RISK

         None.






                               -31-
                             PART II

Item 1.  Legal Proceedings

         Reference is made to Note 6 of the Notes to Consolidated Financial Statements included herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

            2.1 Joint Venture Agreement among Georgia-Pacific
                         Corporation, Chesapeake Corporation,
                         Wisconsin Tissue Mills Inc. and Georgia-
                         Pacific Tissue Company, LLC, dated as of
                         October 4, 1999.

            2.2 Operating Agreement of Georgia-Pacific Tissue,
                         LLC, dated as of October 4, 1999, among
                         Wisconsin Tissue Mills Inc. and Georgia-
                         Pacific Corporation.

            2.3 Indemnity Agreement, dated as of October 4,
                         1999, between Wisconsin Tissue Mills
                         Inc. and Georgia-Pacific Corporation.

           10.1 Employment Continuity Agreement with William A. Raaths

           27.1 Financial Data Schedule - 1999

           27.2 Restated Financial Data Schedule - 1998

         (b) Reports on Form 8-K:

             (i) Current Report, dated October 3, 1999, filed October 15, 1999, reporting, under Items 2 and 7, information related to the contribution of the Company's tissue operations to a joint venture formed by WT and G-P.








                              -32-
                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:  November 8, 1999             BY:  /s/ William T. Tolley
                                         ---------------------
                                             William T. Tolley
                                         Senior Vice President -
                                          Finance & Chief
                                          Financial Officer

































                              -33-
                          EXHIBIT INDEX



EXHIBIT
-------

2.1 Joint Venture Agreement among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue, LLC, dated as of October 4, 1999. (incorporated by reference to the Company's Current Report on Form 8-K dated October 3, 1999)

2.2 Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc.
        and Georgia-Pacific Corporation. (incorporated by reference to the Company's Current Report on Form 8-K dated October 3, 1999)

2.3 Indemnity Agreement, dated as of October 4, 1999, between
        Wisconsin Tissue Mills Inc. and Georgia-Pacific
        Corporation. (incorporated by reference to the Company's
        Current Report on Form 8-K dated October 3, 1999)

10.1 Employment Continuity Agreement with William A. Raaths*

27.1 Financial Data Schedule - 1999*

27.2 Restated Financial Data Schedule - 1998*



-------
  *  Filed herewith















                              -34-