Form 10-K405
period 1999-12-31
CHESAPEAKE CORP /VA/
filed 2000-03-22
CIK 19731

3

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value on March 1, 2000, of the voting stock held by non-affiliates of the registrant was $373 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

   17,509,043 shares of the registrant's common stock, par value $1, were outstanding as of March 1, 2000.

   Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 26, 2000, are incorporated in Part III by reference.
                             PART I
Item 1.  Business

GENERAL

     Chesapeake Corporation (the "Company" or "Chesapeake"), is a Virginia corporation which was organized in 1918. During 1999, the Company conducted its business in four industry segments:
Merchandising and Specialty Packaging; European Specialty Packaging; Tissue; and Forest Products/Land Development. The principal business units included in each industry segment for all or a portion of 1999, and their respective principal products, were as follows: the Merchandising and Specialty Packaging segment -- Chesapeake Display and Packaging Company, Chesapeake Europe S.A., and Chesapeake Packaging Co. (point-of-sale displays, graphic packaging, and corrugated shipping containers); the European Specialty Packaging segment - Field Group plc (cartons, containers, printed leaflets and labels); the Tissue segment -- Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V.(commercial and industrial tissue products); and the Forest Products/Land Development segment -- Chesapeake Forest Products Company and Chesapeake Building Products Company (woodlands operations and building products) and Delmarva Properties, Inc. and Stonehouse Inc. (land development). The operations of these segments and the impact of acquisition and divestiture activity are described below.

     During the past five years, Chesapeake has made significant progress in implementing its strategy of shifting from a U.S.- based paper and forest products manufacturer to a global supplier of specialty packaging and merchandising services. This strategic shift has resulted in substantial changes in the
Company's business portfolio through acquisitions and divestitures of businesses and restructuring of operations. Management believes this strategy will allow the Company to achieve greater profits and better utilize Chesapeake's strengths. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1999 Annual Report to Stockholders (the "1999 Annual Report") incorporated herein by reference.

     Information with respect to business segments and international sales and long-lived assets is presented in "Notes to Consolidated Financial Statements, Note 15 - Business Segment Information" of the 1999 Annual Report and is incorporated herein by reference. Information with respect to the Company's working capital practices is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of the 1999 Annual Report and is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - 2000 Outlook" of the 1999 Annual Report and is incorporated herein by reference.



                                2

RECENT COMPANY HISTORY

     To implement the strategy of repositioning the Company to be a global supplier of specialty packaging products while reducing its capital intensity and cyclicality, Chesapeake has reconfigured its business portfolio as follows (see Notes to Consolidated Financial Statements, Note 2 "Acquisitions and Divestitures" and Note 3 "Restructuring/Special Charges" of the 1999 Annual Report, incorporated herein by reference):

     Chesapeake expanded internationally for the first time during 1996, acquiring display and packaging facilities in Canada and France as well as tissue converting operations in Mexico. Included in these acquisitions were the operations of the former Display Division of Dyment Limited, with locations in Canada and the United States. In 1996, Chesapeake also purchased the point-of-sale display and packaging businesses of Sailliard S.A., a French manufacturer. The businesses acquired from Sailliard S.A. were reported in the Merchandising and Specialty Packaging segment and included operations specializing in the design and manufacture of permanent and temporary point-of-sale displays;
the design and manufacture of rigid boxes, with a focus on perfume, champagne, and specialty products customers; and the design, printing, and manufacture of folding cartons for the luxury goods and pharmaceutical industries.

     Further expansion in 1995 and 1996 in the Merchandising and Specialty Packaging segment included: new graphic packaging plants in California and Mississippi; new custom packing operations in Tennessee, Pennsylvania, and Ohio; and the acquisition of point-of-sale and packaging operations in Kentucky. Capital expenditures intended to enhance efficiency, and to improve product quality and productivity, were made at several existing packaging facilities during the same period.

     On May 23, 1997, Chesapeake sold its West Point, VA, kraft products mill, four corrugated container plants, and other related assets to St. Laurent Paperboard (U.S.) Inc for cash proceeds of approximately $491 million. This sale was a major step forward in Chesapeake's strategy of focusing on its faster-growing operations while reducing the capital intensity and cyclicality of the Company's mix of businesses.

      In February 1998, the Company acquired substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., in Utica, NY. This operation manufactures corrugated containers, trays, and pallets, as well as wood and foam packaging products. In November 1998, the Company acquired all of the outstanding capital stock of Capitol Packaging Corporation, a specialty packaging company in Denver, CO.

     In March 1999, the Company expanded its international packaging business through the acquisition of Field Group plc ("Field Group"), a European specialty packaging company. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions plc, a wholly-owned subsidiary of Chesapeake, for


                                3

all of the outstanding capital shares of Field Group at a purchase price of (pound) 3.60 per share, or approximately $373 million. Field Group operates 20 facilities in the United
Kingdom, Ireland, the Netherlands, Belgium, France, and Spain. During 1999, Field Group acquired Berry's (Holding) Limited, one of Ireland's largest suppliers of printed pharmaceutical leaflets and self-adhesive labels, and formed a joint venture with one of Spain's leading printing groups.

      In October 1999, the Company completed the acquisition of Consumer Promotions International Incorporated ("CPI"), a designer and manufacturer of permanent point-of-sale displays. CPI, based in Mount Vernon, New York, has operations in the United States, the United Kingdom and France.

     On October 3, 1999, Wisconsin Tissue Mills Inc. completed the formation of a joint venture with Georgia-Pacific Corporation ("G-P") through which the companies combined their commercial tissue businesses. Wisconsin Tissue Mills Inc. contributed substantially all of the assets and liabilities of the Company's tissue business to the joint venture, known as Georgia-Pacific Tissue, LLC (the "Tissue JV"), and received a 5 percent equity interest in the Tissue JV and a tax-deferred cash distribution of approximately $755 million. The Company's continuing ownership interest in this business is limited to its remaining 5 percent equity investment in the Tissue JV.

     In the third quarter of 1999 the Company sold its Building Products business, approximately 278,000 acres of timberland and Stonehouse Inc.'s investment in a joint venture with Dominion Capital, Inc. for combined cash proceeds of approximately $185 million.

     To solidify the Company's position as a leading global manufacturer of specialty packaging products, on February 24, 2000, Chesapeake completed the acquisition of substantially all of the outstanding shares of Boxmore International PLC ("Boxmore"), a leading European specialty packaging company, headquartered in Belfast, Northern Ireland. Boxmore is a manufacturer of specialty folding carton and plastic packaging products for pharmaceutical and healthcare, food and beverage, and agrochemical businesses. Additionally, on February 18, 2000, the Company completed the formation of a joint venture with G-P, in which the two companies combined their litho-laminated graphic packaging businesses. See "Notes to Consolidated Financial Statements, Note 14 - Subsequent Events" of the 1999 Annual Report, incorporated herein by reference.

       During the past three years, the Company recorded restructuring and other special charges principally relating to plant closures, management reorganizations and review of asset valuations. See Notes to Consolidated Financial Statements, Note 13 "Commitments and Other Matters" of the 1999 Annual Report, incorporated herein by reference.

                                4

MERCHANDISING AND SPECIALTY PACKAGING SEGMENT

      Chesapeake's Merchandising and Specialty Packaging segment is composed of Chesapeake Display and Packaging Company ("CD&P"), which designs and manufactures temporary and permanent point-of-sale displays and graphic packaging in the United States, Canada, and Europe, and Chesapeake Packaging Co. ("CP"), which produces corrugated shipping containers in the United States. Specialty Packaging products are sold using a dedicated sales force. Specialty Packaging operations use various converting equipment to print, cut, slot, and glue packaging, displays, or containers to customer specifications. The primary raw materials for the packaging plants include linerboard and corrugating medium, which are converted to make the walls of the packaging unit.

Chesapeake Display and Packaging

      CD&P designs, manufactures, and, in certain cases, packs, distributes and services display and promotional units that are used as marketing tools in supermarkets, video stores, convenience stores, and other retail locations. Point-of-sale displays are free-standing and highlight or advertise a specific product or set of products for customers. Most point-of-sale displays are temporary and are used to support a specific product advertisement. Design creativity, strength, and high quality printing are critical performance features.

     CD&P operates a network of design, manufacturing, assembly, packaging, and distribution facilities throughout the United States, Canada and Europe, and provides its customers with a wide range of products and services, including graphic and structural design, in-house manufacturing, project management, assembly, custom packing, distribution and in-store service.

     CD&P also designs and manufactures light-weight graphic packaging that is used by consumer products companies to pack, store, stack, and display retail products. This is a litho-laminated, printed, corrugated product, which is preferred by mass merchandisers because of its superior graphic appearance and stacking strength. As with point-of-sale displays, CD&P offers turn-key service to its graphic packaging customers by providing CAD-CAM mechanical design, digital art board, graphic design, die making, product testing, and full customer support. CD&P operates three dedicated graphic packaging facilities in Visalia, CA, Richmond, IN, and Pelahatchie, MS, that are capable of servicing national accounts. In February 2000, these operations were contributed to a joint venture with G-P. See "Notes to Consolidated Financial Statements, Note 14 - Subsequent Events" of the 1999 Annual Report, incorporated herein by reference.

     Chesapeake Europe produces point-of-sale displays, rigid and luxury boxes, and specialty folding cartons in seven facilities in France, primarily for consumer and luxury goods producers in France.


                                5
Chesapeake Packaging

     CP consists of ten corrugated shipping container plants located in seven states, which manufacture corrugated boxes and specialty packaging primarily for customers within each plant's regional area.

EUROPEAN SPECIALTY PACKAGING SEGMENT

     Chesapeake's  European Specialty Packaging segment  consists of Field Group, which is headquartered in the United Kingdom. Field Group specializes in the design and production of cartons, containers, printed leaflets and labels. Field Group is focused on three end-use sectors: Pharmaceuticals and Healthcare; International and Branded Products; and Food and Household.

     Field Group operates 20 facilities in the United Kingdom, Ireland, the Netherlands, Belgium, France and Spain. Field Group's Pharmaceutical and Healthcare division offers pan-European integrated manufacturing and distribution of cartons, labels and leaflets, and provides this market sector with rigorous product security. Its International and Branded Products division produces packaging and labels primarily for the beverage, tobacco and confectionery markets. Its Food and Household division produces packaging for multinational consumer products companies. Field Group's products are sold by an internal dedicated sales force. Products of the Pharmaceutical and Healthcare division are distributed throughout Europe. Products of the International and Branded Products and the Food and Household divisions are distributed primarily within the respective countries in which the products are manufactured.

     To continue to expand its global specialty packaging presence, on February 24, 2000, Chesapeake completed the acquisition of substantially all of the outstanding shares of Boxmore, a leading European manufacturer of specialty folding carton and plastic packaging products for pharmaceutical and healthcare, food and beverage, and agrochemical businesses.

     The Company believes that the combined operations of Field Group and Boxmore establish Chesapeake as a leading European supplier for the pharmaceutical and healthcare industries. With a pan-European presence, the Company has a local supply base to service targeted national and multinational companies.

TISSUE SEGMENT

    Chesapeake's Tissue segment, which consisted of Wisconsin Tissue Mills Inc. and Wisconsin Tissue de Mexico, S.A. de C.V. (collectively, "Wisconsin Tissue" or "WT"), produced tissue for industrial and commercial markets, including full-menu and fast-food restaurants, hotels, motels, clubs, health care facilities, schools, office locations, and commercial airlines.



                                6
    Operations of the Tissue segment included: paper mills in Menasha, WI, Flagstaff, AZ, and Chicago, IL; and converting and distribution facilities in Neenah, WI, Bellemont, AZ, Greenwich, NY, and Toluca, Mexico. The combined operations sold over 2,200 products, including napkins, tablecovers, toweling, placemats, wipers, and facial and bathroom tissue. Wisconsin Tissue's products were sold throughout the United States, Canada, and Mexico using a dedicated sales force and independent distributors.

    The raw material for the paper manufactured by Wisconsin Tissue was 100% recovered paper. Tissue operations required major investments in paper machines, fiber preparation equipment, and converting equipment. Wisconsin Tissue's seven paper machines manufactured various weights and grades of tissue that were converted on approximately 150 specialized machines. Shipments of converted products by Wisconsin Tissue were 229,000 tons in 1999 (prior to the formation of the Tissue JV), 299,000 tons in 1998, and 268,000 tons in 1997.

      On October 3, 1999, WT completed the formation of a joint venture with G-P through which the companies combined their commercial tissue businesses. WT contributed substantially all of the assets and liabilities of the Company's tissue business to the Tissue JV and received a 5 percent equity interest in the Tissue JV and a tax-deferred cash distribution of approximately $755 million. The Company's continuing ownership interest in this business is limited to its remaining 5 percent equity investment in the Tissue JV.

FOREST PRODUCTS/LAND DEVELOPMENT SEGMENT

     Chesapeake's Forest Products/Land Development segment consisted of Chesapeake Forest Products Company, Chesapeake
Building Products Company, Delmarva Properties, Inc. and Stonehouse Inc. After the sales of approximately 278,000 acres of timberland, the Building Products Company and Stonehouse Inc.'s investment in a joint venture, the retained business owns and markets approximately 45,000 acres of land in various stages of development that the Company believes is more valuable when used as developed property than as timberland. Sales include large lots and acreage for third parties to develop for both residential and commercial uses.

RISKS AND UNCERTAINITIES

      The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and Notes to Consolidated Financial Statements, Note 7 "Financial Instruments and Risk Concentrations" of the 1999 Annual Report is incorporated herein by reference.





                                7

RAW MATERIALS

     Most of the Company's raw materials are readily available at competitive market prices. The primary raw materials for the Merchandising and Specialty Packaging segment and the European Specialty Packaging segment are boxboard, linerboard and corrugating medium, which are converted to make the walls of the packaging unit. The raw materials for the packaging segments are purchased from various suppliers at market prices. The raw material for the paper manufactured by the Tissue segment was 100% recovered paper purchased from independent dealers and brokers on the open market.

ENVIRONMENTAL

      Chesapeake has a strong commitment to protecting the environment. The Company has an environmental audit program to monitor compliance with environmental laws and regulations. Each expansion project has been planned to comply with applicable environmental regulations and to enhance environmental protection at existing facilities. Compliance with existing environmental regulations is not expected to have a material adverse effect on the Company's financial condition or results of operations. See also "Notes to Consolidated Financial Statements, Note 13 - Commitments and Contingencies - Legal and Environmental Matters" of the 1999 Annual Report, incorporated herein by reference.

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

      Except for the Fox River matter, the Company has not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial condition or results of operations.

     In June 1994, the United States Department of Interior, Fish
and   Wildlife  Service  ("FWS"),  a  federal  natural  resources trustee, notified WT that it had identified WT and four other

                                8
companies   located  along  the  lower  Fox  River  in  northeast
Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated-biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the
FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The FWS is proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs have engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims.

     WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System. Under an interim agreement with the State of Wisconsin, the PRPs provided funds for an interim phase of resource damage assessment and restoration work in 1998 and 1999. WT's obligation under the agreement was not material to the Company's financial condition or results of operations.

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

                                9
      The largest components of the costs of the more expensive clean-up alternatives presented in the draft RI/FS are attributable to large-scale sediment removal, treatment and disposal. Based on current information and advice from its environmental consultants, WT believes that an aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move), as contemplated by certain alternatives presented in the draft RI/FS, would be environmentally detrimental and therefore inappropriate. Instead, WT believes that less intrusive alternatives are more environmentally appropriate, cost effective and responsible methods of managing risks attributable to sediment contamination.

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

      Pursuant to the Joint Venture Agreement for the Tissue JV, the Company has retained liability for, and the third party


                               10
indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on presently available information, the Company believes that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on the Company's financial condition or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on the Company's financial condition or results of operations.

      On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West
Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 to the present, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake will indemnify St. Laurent against any violations of applicable environmental laws (including the CAA) that existed at the West Point Mill as of the date of the Purchase Agreement and as of the May 1997 closing date (and any other such violations that existed prior to such dates as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is capped at $50 million and, in certain circumstances, is subject to a $2.0 million deductible. The Company and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs. Based upon a review of the NOVs and an analysis of the applicable law and facts, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations and intend to defend against the alleged violations vigorously. The Company and St. Laurent are

                               11
negotiating with EPA, the United States Department of Justice and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement.


EMPLOYEES

     As of December 31, 1999, the Company had 6,616 employees.
The Company believes that its relations with its employees are good.

COMPETITION

     Competition is intense in the Merchandising and Specialty Packaging and the European Specialty Packaging segments from both large companies and from local and regional producers and converters. The Company competes by differentiating itself through product design and exceptional customer service. In the Merchandising and Specialty Packaging segment, the Company believes, based on sales, that its CD&P business is a leading provider of temporary and permanent displays and merchandising services, competing primarily with the Alliance division of Rock-Tenn Company and the Phoenix division of International Paper Co. The Company's CP operations compete with a large number of national, regional and local producers. The Company believes that its European Specialty Packaging segment has a leading position in Europe, competing primarily with Van Genechten, Mayr-Melnhof, Lawson Mardon, and other regional and local producers. Chesapeake has many customers who buy its products and is not dependent on any single customer, or group of customers, in any of its business segments. Longstanding relationships exist with many customers who place orders on a continuing basis. Because of the nature of Chesapeake's businesses, order backlogs are not large.

SEASONALITY

     Due to the significant shift in the Company's business portfolio to focus on specialty packaging products, the Company's sales and earnings have become increasingly seasonal. The specialty packaging based businesses generally experience peak operational activity during the months of August through November. As a result, approximately 70 to 85 percent of the Company's annual sales and earnings are expected to be generated in the third and fourth quarters of each year divided approximately evenly between such quarters.






                               12

RESEARCH AND DEVELOPMENT

     The  Company conducts limited continuing technical  research
and   development   projects  relating  to   new   products   and
improvements  of  existing products and processes.   Expenditures
for research and development activities are not material.

TRADEMARKS

     The Company utilizes various trademarks in the course of its business, none of which are individually material.



Item 2.  Properties

     The information presented under "Operating Locations" in the 1999 Annual Report is incorporated herein by reference. The Company believes that its production facilities are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions, and machine configurations.

Item 3.  Legal Proceedings

     The information presented in Notes to Consolidated Financial
Statements,   Note  13 - "Commitments and Contingencies"  of  the
1999 Annual Report is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.























                               13


Executive Officers of the Registrant

     The name and age of each executive officer of the Company as of March 1, 2000, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Thomas H. Johnson (50)
  President and Chief Executive Officer since 1997
  Vice Chairman, Riverwood International Corporation (1996-1997) President and Chief Executive Officer, Riverwood
  International Corporation (1989-1996)
Octavio Orta (55)
  Executive   Vice  President  -  Merchandising   and   Specialty
  Packaging since 1999
  Executive Vice President-Display & Packaging (1998)
  President of Chesapeake Display & Packaging Company since 1998 Senior Vice President-Coated Board Sales & Packaging
  Operations Groups, Riverwood International Corporation
  (1995-1998)
  Senior Vice President, Europe and Asia/Pacific, Riverwood International Corporation (1993-1995)
Keith Gilchrist (51)
  Executive  Vice  President-European Specialty  Packaging  since
  1999
  Chief Executive, Field Group plc since 1991
J. P. Causey Jr. (56)
  Senior Vice President, Secretary & General Counsel since 1995 Vice President, Secretary & General Counsel (1986-1995)
Harold Mark Ennis (43)
  Senior Vice President since 2000
  Group Chief Executive, Boxmore International PLC (1997-2000)
  Group  Deputy  Managing  Director,  Boxmore  International   PLC
  (1995-1997)
  Group  Director  of Corporate Development, Boxmore International
  PLC (1994-1995)
John F. Gillespie (52)
  Senior Vice President - Human Resources and Organizational Development since 2000
  Senior Vice President - Human Resources, Communications and Public Affairs, Venator Group (1996-2000)
  Senior  Vice President - Human Resources, Lever Brothers (1990-
  1996)
Andrew J. Kohut (41)
  Senior  Vice  President-Strategic  Business  Development  since
  1998
  Group Vice President-Specialty Packaging & Merchandising
  Services (1996-1998)
  Group  Vice  President-Finance & Strategic  Development  (1995-
  1996)
  Chief Financial Officer (1991-1996)
  Vice President-Finance (1991-1995)




                               14

Robert F. Schick (57)
  Senior Vice President-Containers since 1998
  President, Chesapeake Packaging Co. since 1996
  Vice President-Containers (1997-1998)
  Vice  President-Operations,  Chesapeake  Packaging  Co.  (1988-
  1996)
William T. Tolley (42)
  Senior Vice President-Finance & Chief Financial Officer since
  1998
  Group  Vice President-Finance & Chief Financial Officer  (1996-
  1998)
  Vice President, Finance & Chief Financial Officer, Carrier Corporation, North American Operations, a division of United Technologies (1995-1996)
  Vice President & Chief Financial Officer, Carrier Transicold, a division of United Technologies (1991-1995)
Thomas A. Smith (53)
  Vice President-Human Resources since 1999
  Vice  President-Human  Resources & Assistant  Secretary  (1987-
  1999)







































                               15
                             PART II


Item  5.   Market for the Registrant's Common Equity and  Related
           Stockholder Matters

    The dividend and stock price information presented under the caption "Recent Quarterly Results" of the 1999 Annual Report is incorporated herein by reference. The Company's common stock is listed on the New York Stock Exchange under the symbol "CSK". As of March 1, 2000, there were 6,207 stockholders of record of the Company's common stock.

    The Company has certain loan agreements related to a portion of its debt which contain certain limits on the Company's ability to pay dividends. See Notes to Consolidated Financial Statements, Note 6 "Long-Term Debt" and Note 14 "Subsequent Events" of the 1999 Annual Report, incorporated herein by reference.


Item 6.  Selected Financial Data

    The   information  presented  under  the  caption  "Five-Year
Comparative Record" of the 1999 Annual Report is incorporated herein by reference.


Item   7.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

    The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1999 Annual Report, except the information set forth under the caption "Environmental" therein, is incorporated herein by reference. The information set forth under the caption "Environmental" in Item 1 - "Business" of this Form 10-K is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

    The Consolidated Financial Statements of the Company and its subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 1999 Annual Report, are incorporated herein by reference. The "Report of Independent Accountants" as presented in the Company's 1999 Annual Report is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

    None.





                               16
                            PART III


Item 10.  Directors and Executive Officers of the Registrant

    The information presented under the captions "Information Concerning Nominees", "Directors Continuing in Office", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 (the "2000 Proxy
Statement"), and the information presented under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, is incorporated herein by reference.


Item 11.  Executive Compensation

    The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 2000 Proxy
Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management

    The   information  presented  under  the  caption   "Security
Ownership  of  Certain Beneficial Owners and Management"  of  the
2000 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

    The   information   presented  under  the  caption   "Certain
Relationships  and  Related  Transactions"  of  the  2000   Proxy
Statement is incorporated herein by reference.




















                               17

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K

          a. Documents

            (i)    Financial Statements

                             The  consolidated balance  sheet  of
                   Chesapeake Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1999, including the notes thereto, are presented in the 1999 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in the 1999 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8 of this Form 10-K, no other data appearing in the 1999 Annual Report is deemed to be "filed" as part of this Form 10-K.

            (ii)   Financial Statement Schedules

                   None required.

            (iii)  Exhibits filed or incorporated by reference

                         The  exhibits  that are required  to  be
                   filed or incorporated by reference herein are listed in the Exhibit Index found on pages 20-23 hereof. Exhibits 10.1 - 10.21 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

          b. Reports on Form 8-K

            (i)  Current Report, dated February 23, 2000, filed March 8,
                   2000, reporting, under Items 2 and 7, information related to the acquisition of Boxmore International PLC and a new six month $250 million senior credit facility.







                               18
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHESAPEAKE CORPORATION
                                            (Registrant)
February 16, 2000

                                   By  /s/ WILLIAM T. TOLLEY
                                       William T. Tolley
                                       Senior Vice President -
                                       Finance & Chief
                                       Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By  /s/ DAVID FELL                 By  /s/ WALLACE STETTINIUS
     Sir David Fell                     Wallace Stettinius
     Director                           Director


By  /s/ ROBERT L. HINTZ            By  /s/ RICHARD G. TILGHMAN
     Robert L. Hintz                    Richard G. Tilghman
     Director                           Director


By  /s/ THOMAS H. JOHNSON          By  /s/ JOSEPH P. VIVIANO
     Thomas H. Johnson                  Joseph P. Viviano
     Director; Chief Executive          Director
     Officer and President


By  /s/ FRANK S. ROYAL             By  /s/ HARRY H. WARNER
     Frank S. Royal                     Harry H. Warner
     Director                           Chairman of the Board


By  /s/ JAMES E. ROGERS            By  /s/ HUGH V. WHITE, JR.
     James E. Rogers                    Hugh V. White, Jr.
     Director                           Director

By  /s/ JOHN W. ROSENBLUM          By  /s/ WILLIAM T. TOLLEY
     John W. Rosenblum                  William T. Tolley
     Director                           Chief Financial and
                                        Accounting Officer



Each of the above signatures is affixed as of February 16, 2000.



                               19

                          EXHIBIT INDEX

2.1 Purchase Agreement, dated as of April 30, 1997, by and between Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent Paperboard (U.S) Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 23, 1997, and incorporated herein by reference)

2.2 Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.3 Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.4 Indemnity Agreement, dated as of October 4, 1999, between Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (filed as Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.5 Amended and Restated Indemnity Agreement, dated as of November 12, 1999, between Wisconsin Tissue Mills Inc. and
      Georgia-Pacific Corporation, filed herewith

3.1   Articles  of  Incorporation (filed as Exhibit  3.1  to  the
      Registrant's Annual Report on Form 10-K for the year  ended
      December 31, 1989, and incorporated herein by reference)

3.2   Amended and Restated Bylaws, filed herewith

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

4.3 Second Supplemental Indenture, dated as of October 4, 1999, to the Indenture dated as of July 15, 1985, between the Registrant and The Bank of New York, as successor Trustee, filed herewith



                               20

4.4 Credit Agreement, dated as of February 23, 2000, among Chesapeake, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC and Chesapeake UK Holdings Limited, as the Borrowers, Various Financial Institutions and Other Persons From Time to Time Parties Thereto, as the Lenders, and First Union National Bank, as the Administrative Agent (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated February 23, 2000, and incorporated herein by reference)

4.5   Rights  Agreement, dated as of March 15, 1998, between  the
      Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Registration Statement on
      Form 8-A, dated March 13, 1998)

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




                               21
10.8  Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit
      4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

10.9 Chesapeake Corporation Directors' Stock Option and Deferred Compensation Plan (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.10 Chesapeake Corporation 401(k) Restoration Plan   (filed  as
      Exhibit 10.11 to the Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1996, and incorporated herein by reference)

10.11 Chesapeake Corporation 1997 Incentive Plan (filed as exhibit 4.5 to Form S-8 Registration Statement No. 333-30763 and incorporated herein by reference)

10.12 Employment and Severance Benefit Agreement, dated as of July 17, 1997, with Thomas H. Johnson (filed as Exhibit
      10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.13 First   Amendment  to  Employment  and  Severance   Benefit
      Agreement  with  Thomas H. Johnson, dated as  of  September
      13, 1999, filed herewith

10.14 Executive Employment Agreement with J.P. Causey Jr., dated as of September 13, 1999, filed herewith

10.15 Employment  and  Severance  Benefit  Agreement  with  Keith
      Gilchrist, dated as of March 3, 1999, filed herewith

10.16 First   Amendment  to  Employment  and  Severance   Benefit
      Agreement  with Keith Gilchrist, dated as of September  13,
      1999, filed herewith

10.17 Executive Employment Agreement with Andrew J. Kohut, dated as of September 13, 1999, filed herewith

10.18 Executive Employment Agreement with Octavio Orta, dated as of September 13, 1999, filed herewith

10.19 Executive Employment Agreement with Robert F. Schick, dated as of September 13, 1999, filed herewith

10.20 Executive Employment Agreement with Thomas A Smith, dated as of September 13, 1999, filed herewith

10.21 Executive Employment Agreement with William T. Tolley, dated as of September 13, 1999, filed herewith

11.1  Computation of Net Income Per Share of Common Stock

13.1  Portions  of  the Chesapeake Corporation Annual  Report  to
      Stockholders for the year ended December 31, 1999


                               22
21.1  Subsidiaries

23.1  Consent of PricewaterhouseCoopers LLP

27.1  Financial Data Schedule - 1999

27.2  Restated Financial Data Schedule - 1998

27.3  Restated Financial Data Schedule - 1997

99.1 Form 11-K Annual Report, Hourly Employees' Stock Purchase Plan for the plan fiscal year ended November 30, 1999















































                               23