Form 10-Q
period 2000-04-02
CHESAPEAKE CORP /VA/
filed 2000-05-15
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 2, 2000

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

          The registrant's former fiscal year ended on
                    December 31 of each year.
      (Former name, former address, and former fiscal year,
                  if changed since last report)
                     _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/.   No  / /.

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000: 16,062,533 shares.










                     CHESAPEAKE CORPORATION
                            FORM 10-Q
          FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Quarters ended April 2, 2000
          and March 31, 1999                                 3

        Consolidated Balance Sheets
         at April 2, 2000 and December 31, 1999              4

        Consolidated Statements of Cash Flows-
         Quarters ended April 2, 2000
          and March 31, 1999                                 6

        Notes to Consolidated Financial Statements           8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   19

    Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                               24

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               24

    Item 4. Submission of Matters to a Vote of
            Security Holders                                24

    Item 6. Exhibits and Reports on Form 8-K                24


Signature                                                   26














                               -2-


                             PART I
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                                              (Unaudited)
                                                 Quarters Ended
                                               April 2, March 31,
                                                 2000      1999
                                                 ------  ------
Net sales                                        $240.1  $239.1
Costs and expenses:
  Cost of products sold                           191.3   186.0
  Selling, general and
    administrative expenses                        42.3    37.7
                                                 ------  ------
    Income from operations                          6.5    15.4

Other income and expenses, net                      0.1     3.7
Interest expense, net                              (5.6)   (6.0)
                                                 ------  ------
    Income before taxes and extraordinary
      item                                          1.0    13.1

Income tax (benefit) expense                       (1.4)    4.6
                                                 ------  ------
    Income before extraordinary item                2.4     8.5

Extraordinary item, net of income taxes
      of $0.9                                       1.5       -
                                                 ------  ------
    Net income                                   $  0.9  $  8.5
                                                 ======  ======
Basic earnings per share:
    Earnings before extraordinary item           $ 0.14  $ 0.40
    Extraordinary item, net of income taxes         .09       -
                                                 ------  ------
    Basic earnings per share                     $ 0.05  $ 0.40
                                                 ======  ======
Weighted average number of common shares           17.3    21.4
                                                 ======  ======
Diluted earnings per share:
    Earnings before extraordinary item           $ 0.14  $ 0.39
    Extraordinary item, net of income taxes         .09       -
                                                 ------  ------
    Diluted earnings per share                   $ 0.05  $ 0.39
                                                 ======  ======
Weighted average number of common shares and
  equivalents outstanding, assuming dilution       17.5    21.7
                                                 ======  ======
Cash dividends declared per share of
  common stock                                  $ 0.22   $ 0.22
                                                 ======  ======

See accompanying notes to consolidated financial statements.

                               -3-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In millions, except share data)

                                             (Unaudited)
                                              April 2,  Dec. 31,
                                                 2000     1999
                                               -------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                   $  16.3 $ 306.6
    Accounts receivable (less allowance
     of $4.2 and $4.1)                            193.5   170.5

    Inventories:
     Finished goods                                48.1    41.8
     Work in process                               28.3    28.2
     Materials and supplies                        40.3    36.7
                                                -------  ------
Total inventories                                 116.7   106.7

    Deferred income taxes                          22.4    22.4
    Other                                           6.1     4.7
                                               ----------------
      Total current assets                        355.0   610.9
                                               ----------------

Property, plant and equipment, at cost            596.8   520.4
    Less accumulated depreciation                 143.3   164.7
                                               ----------------
                                                  453.5   355.7
                                               ----------------

Goodwill, net                                     541.4   296.4

Investment in affiliates                           70.5     1.5

Other assets                                       85.0   108.7
                                               ----------------
    Total assets                               $1,505.4$1,373.2
                                               ================














                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
                (In millions, except share data)

                                             (Unaudited)
                                               April 2,  Dec. 31,
                                                 2000     1999
                                              ---------- --------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  120.8$   92.5
  Accrued expenses                                123.5   111.6
  Current maturities of long-term debt             92.2    91.3
  Dividends payable                                 3.9     3.9
  Income taxes payable                             19.5    20.6
                                               ----------------
      Total current liabilities                   359.9   319.9
                                               ----------------
Long-term debt                                    347.8   224.4

Other long-term liabilities                        47.0    44.4

Postretirement benefits other than pensions        16.7    16.5

Deferred income taxes                             225.3   216.3
                                               ----------------
      Total liabilities                           996.7   821.5

Stockholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 16,555,943
    in 2000 and 21,473,622 shares in 1999,
    respectively                                   16.6    17.5
  Additional paid-in capital                          -       -
  Unearned compensation                            (3.9)   (4.8)
  Accumulated other comprehensive loss            (22.7)   (7.2)
  Retained earnings                               518.7   546.2
                                               ----------------
      Total stockholders' equity                  508.7   551.7
                                               ----------------
          Total liabilities and stockholders'
            equity                             $1,505.4$1,373.2
                                               ================


See accompanying notes to consolidated financial statements.







                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)
                           (Unaudited)

                                                 Quarters Ended
                                               April 2, March 31,
                                                  2000     1999
                                                 ------ -------

Operating activities
  Net income                                    $   0.9 $   8.5
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Extraordinary item                              2.4       -
    Depreciation, cost of timber harvested
     and amortization of intangibles               16.7    18.0
    Deferred income taxes                         (0.5)     0.8
     Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                     5.0    (4.8)
       Inventories                                (11.1)   (4.4)
       Other assets                                (1.1)    2.6
       Accounts payable                             6.0    (0.7)
       Accrued expenses                             8.4    (1.9)
       Income taxes payable                        (4.1)    1.6
       Other                                       (1.3)      -
                                                 ------  ------
Net cash provided by operating activities          21.3    19.7
                                                 ------  ------
Investing activities
  Purchases of property, plant and equipment      (14.6)  (19.7)
  Acquisitions                                   (338.0) (328.9)
  Other, net                                        0.3    (4.2)
                                                 ------  ------
Net cash used in investing activities            (352.3) (352.8)
                                                 ------  ------




















                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                          (In millions)
                           (Unaudited)

                                                 Quarters Ended
                                               April 2, March 31,
                                                 2000     1999
                                                ------  -------

Financing activities
  Net (repayment) borrowing on lines of credit    (10.6)    0.8
  Payments on long-term debt                       (1.6)   (0.7)
  Proceeds from long-term debt                     84.3   303.5
  Debt issuance costs                              (2.5)      -
  Purchases of outstanding common stock           (25.2)      -
  Dividends paid                                   (3.8)   (4.7)
  Other                                             0.1       -
                                                 ------  ------
Net cash provided by financing
   activities                                      40.7   298.9
                                                 ------  ------
  Decrease in cash and cash equivalents          (290.3)  (34.2)
Cash and cash equivalents at beginning of period  306.6    62.4
                                                 ------  ------
Cash and cash equivalents at end of period       $ 16.3  $ 28.2
                                                 ======  ======



See accompanying notes to consolidated financial statements.


























                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies

Basis of presentation

     The consolidated financial statements of Chesapeake Corporation and subsidiaries ("Chesapeake" or the "Company") included herein are unaudited, except for the December 31, 1999, consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position and results of operations for the interim periods presented herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's latest Annual Report on Form 10-K. The results of operations for the 2000 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     Effective January 1, 2000, the Company changed its fiscal year end for financial statement purposes from a calendar year to a 52/53 week fiscal year. Beginning with fiscal year 2000, the Company's fiscal year will end on the Sunday closest to December
31. Additionally, the Company now reports its quarterly periods on a 13-week basis ending on a Sunday. The effect of this change was not material to the Company's financial condition or results of operations.

     Certain prior-year data have been reclassified to conform to the 2000 presentation.

Revenue recognition

     The Company recognizes revenue in the packaging businesses upon passage of title to the customer, which is generally at the time of product shipment. The Company recognizes sales of land when all conditions, as set forth in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," have occurred.

Note 2.  Adoption of Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting of Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 as to (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the


                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements(Unaudited),continued

Note 2.  Adoption of Accounting Pronouncements, continued

criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has not determined what effect, if any, FIN 44 will have on its financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements ("SAB 101")," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is required in the second quarter of 2000 and is not expected to have a material impact on the Company's financial statements.

     The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair market value. Statement of Financial Accounting Standards No. 137, which was issued in July 1999, defers the Company's required adoption of SFAS 133 until fiscal year 2001. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

Note 3.  Comprehensive Income

     Comprehensive income (loss) for the quarters ended April 2, 2000, and March 31, 1999, was $(14.6) million and $8.9 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation.

Note 4.  Acquisitions and Dispositions

     On February 24, 2000, the Company completed its acquisition of substantially all of the outstanding capital shares of Boxmore International PLC ("Boxmore"), a European specialty packaging company headquartered in Belfast, Northern Ireland. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions II plc ("Chesapeake UK II"), a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Boxmore at a purchase price of (pound)2.65 per share. The tender offer represented a value of approximately US $315 million for Boxmore's outstanding share capital. Including assumed debt of approximately $64 million, the tender offer

                               -9-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

Note 4.  Acquisitions and Dispositions, continued

reflected a total enterprise value for Boxmore of approximately US $379 million. The purchase price for Boxmore's capital shares was paid in cash of $229.9 million, and $85.2 million in unsecured loan notes ("Loan Notes") issued by Chesapeake UK II and guaranteed by First Union National Bank, London Branch, ("First Union, London"). The Loan Notes bear interest at a variable rate per annum equal to the LIBOR rate for six month sterling deposits less one-half of one percent, are redeemable in whole or part at the option of the holders on each biannual interest payment date commencing February 28, 2001, and, if not earlier redeemed, mature on February 28, 2005. Under the terms of its current credit facility, Chesapeake is required to pay First Union, London a two percent loan guarantee fee on the outstanding loan note balance.

     During the first quarter of 2000, the Company also completed the acquisitions of Green Printing Company, Inc. a specialty packaging producer and printer in Lexington, North Carolina, and a corrugated container facility in Warren County, North Carolina, and finalized the formation of a joint venture with Georgia-Pacific Corporation, in which the two companies combined their litho-laminated graphic packaging businesses.

     On March 18, 1999, Chesapeake completed its acquisition of substantially all of the outstanding capital shares of Field Group plc ("Field Group"), a European specialty packaging company headquartered in the United Kingdom. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions plc, a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Field Group at a purchase price of (pound) 3.60 per share. The final purchase price of approximately US $373 million was funded through a combination of approximately $316 million in borrowings under a credit facility, $22 million in unsecured loan notes issued to certain Field Group shareholders, and $35 million in cash.

     Each of the acquisitions has been accounted for using the purchase method and is included in the results of operations since the purchase date. The purchase price allocation for the Boxmore acquisition is based on preliminary estimates of fair value for property, plant and equipment; however, the amounts should not vary materially from this estimate. As of the acquisition date of Boxmore, the Company began to develop plans to eliminate duplicate functions and processes and restructure capacity at certain acquired facilities. The estimated accrual for severance, relocation and restructuring costs associated with these facilities is in the range of $14 million to $24 million, which will be recorded in the opening balance sheet. These plans are expected to be completed by the end of the year.



                              -10-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

     The purchase price amounts for the acquisitions which occurred during the quarters ending April 2, 2000, and March 31, 1999, have been allocated to the acquired net assets as summarized below (in millions):

                                     April 2,    March 31,
                                         2000         1999
                                       ------       ------

Fair value of assets acquired          $475.6      $485.5
Liabilities assumed or created         (132.2)     (144.5)
Cash acquired                            (5.4)      (12.1)
                                       ------      ------
  Cash paid for acquisitions, net      $338.0      $328.9
                                       ======      ======

     Pro forma financial information reflecting the combined results of the Company, Boxmore and Field Group as if these acquisitions occurred on January 1, 1999, is as follows (in millions, except per share amounts):
                                         Quarter Ended
                                     April 2,  March 31,
                                     ------------------
                                        2000       1999
                                       ------    ------
Net sales                              $274.7    $361.0
Income before extraordinary item          1.9       1.8
Net income                                0.4       1.8

Earnings per share before
 extraordinary item:
   Basic                                $0.11     $0.08
   Diluted                              $0.11     $0.08

Net income per share:
   Basic                                $0.02     $0.08
   Diluted                              $0.02     $0.08

Note 5.  Restructuring/Special Charges

     In the fourth quarter of 1999, the Company recognized a restructuring/special charge of $38 million related to employment reduction, the closure of one facility, impairment of assets in the Company's French operations and defense fees incurred to respond to an unsolicited proposal by Shorewood Packaging Corporation ("Shorewood") to acquire Chesapeake. The cash portion of the restructuring/special charges was $23 million. Announced workforce reductions included approximately 300 employees in the Merchandising and Specialty Packaging segment, 170 employees in the European Specialty Packaging segment and 10 corporate employees. Payments for employment reduction included approximately 80 employees in the Merchandising and Specialty Packaging segment, 50 employees in the European Specialty

                              -11-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

Note 5.  Restructuring/Special Charges, continued

Packaging Segment and 10 corporate employees. The Company anticipates completing the above restructuring activities as planned by the end of the year.

     An analysis of the restructuring reserve as of April 2, 2000 is as follows (in millions):

                      Employment  Facility   Defense
                       Reduction   Closure      Fees     Total

Restructuring charge       $12.6      $1.2      $9.2     $23.0
Cash payments in 1999       (1.1)       -       (2.5)     (3.6)
                           -----     -----     -----     -----
Balance, December
  31, 1999                  11.5       1.2       6.7      19.4
Cash payments in 2000       (2.2)     (0.2)     (4.1)     (6.5)
Foreign currency
  translation                0.4        -         -        0.4
                           -----     -----     -----     -----
Balance, April 2,
  2000                      $9.7      $1.0      $2.6     $13.3
                           =====     =====     =====     =====

     Ongoing annual operating savings of approximately $11 million upon full implementation of the program are expected in the form of reduced salaries and benefits expenses(approximately $7.5 million), manufacturing costs (approximately $1.0 million) and depreciation expense (approximately $2.5 million). The Company estimates that actions implemented under the plan resulted in savings of approximately $1.3 million in the quarter ended April 2, 2000.

Note 6.  Income Taxes

     Excluding the nonrecurring impact of the Shorewood transaction costs, the Company's effective income tax rate was 33% and 35.5% in the first quarter of 2000 and 1999, respectively. The decrease in the Company's effective income tax rate is primarily due to the acquisition of businesses in countries that have lower effective income tax rates.

Note 7. Commitments and Contingencies

Environmental Matters

     Chesapeake has a strong commitment to protecting the environment. The Company has an environmental audit program to monitor compliance with environmental laws and regulations. The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on the Company's financial condition or results of operations.

                              -12-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 7.  Commitments and Contingencies, continued

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and has identified Wisconsin Tissue Mills, Inc., now WTM I Company ("WT") as a PRP.

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

Note 7.  Commitments and Contingencies, continued

     On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National
Priorities List of hazardous waste sites. The EPA identified several PRPs, including WT.

      On February 26, 1999, the Wisconsin Department of Natural Resources ("DNR") released for public comment a draft remedial investigation/feasibility study ("RI/FS") for the lower Fox River site. In the draft RI/FS, the DNR reviewed and summarized several categories of possible remedial alternatives for the site, estimated to cost in the range of $143 million to $721 million, but did not identify a preferred remedy. (As required by applicable regulations, the draft RI/FS also includes a "no action" alternative that does not entail remediation costs, but WT does not believe that the "no action" alternative will be selected). There can be no assurance that many of the cost estimates in the draft RI/FS will not differ significantly from actual costs. WT submitted timely comments on the draft RI/FS both individually and in conjunction with other PRPs. After finalizing the RI/FS, the DNR and the EPA are expected to announce a preferred remedial alternative in a Proposed Remedial Action Plan. The Proposed Remedial Action Plan will be subject to a public comment period, and enforcement of any definitive Remedial Action Plan may be subject to judicial review.

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

     The ultimate cost to WT associated with this matter cannot be predicted with certainty at this time, due to uncertainties with respect to: which, if any, of the remedial alternatives presented in the draft RI/FS will be implemented, and uncertainties associated with the actual costs of each of the potential alternatives; the outcome of the federal and state natural resource damage assessments; WT's share of any multi-party clean-up/restoration expenses; the timing of any clean-up/restoration; the evolving nature of clean-up/restoration technologies and governmental regulations; controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs cannot be predicted with certainty at this time, WT believes that the ultimate clean-up/restoration costs associated with the

                              -14-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 7.  Commitments and Contingencies, continued

lower Fox River site may exceed $100 million for all PRPs in the aggregate. Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the clean-up costs, subject to a right of contribution from the other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party cleanup/ restoration, based upon factors including their respective contributions to the alleged contamination and their ability to pay. Based on presently available information, WT believes that several of the named PRPs will be able to pay substantial shares toward remediation and restoration, and that there are additional parties, some of which have substantial resources, that may also be jointly and severally liable.

     WT also believes that it is entitled to substantial indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. WT believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

     Pursuant to the Joint Venture Agreement for the Tissue JV, WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on presently available information, WT believes that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on the Company's financial condition or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on the Company's financial condition or results of operations.

    On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 to the present, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs

                              -15-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 7.  Commitments and Contingencies, continued

seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake will indemnify St. Laurent against any violations of applicable environmental laws (including the CAA) that existed at the West Point Mill as of the date of the Purchase Agreement and as of the May 1997 closing date (and any other such violations that existed prior to such dates as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2.0 million deductible. The Company and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs, and have presented an initial settlement offer, consisting primarily of engineering measures, to the EPA and DEQ. Based upon a review of the NOVs and an analysis of the applicable law and facts, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. The Company and St. Laurent are negotiating with EPA, the United States Department of Justice and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement.

Litigation

     The Company is a party to various other legal actions, which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.





                              -16-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Segment Disclosure
                                                First Quarter
                                                -------------
                                                (In millions)
                                                 2000     1999
Net sales:                                       ----     ----
 European Specialty Packaging                $  120.8  $   15.4
 Merchandising and Specialty Packaging          107.1     113.1
 Plastic Packaging                                9.9         -
 Tissue                                             -      98.8
 Forest Products/Land Development                 2.3      11.8
                                             --------  --------
                                             $  240.1  $  239.1
                                             ========  ========
Earnings before interest and taxes
(EBIT):
 European Specialty Packaging                $    8.9  $    0.6
 Merchandising and Specialty Packaging            1.7       2.0
 Plastic Packaging                                1.0         -
 Tissue                                             -      15.5
 Forest Products/Land Development                 2.0       4.7
 Corporate/other                                 (7.0)     (3.7)
                                             --------  --------
                                             $    6.6  $   19.1
                                             ========  ========
Identifiable assets:
 European Specialty Packaging                $  791.8  $  485.5
 Merchandising and Specialty Packaging          403.8     330.7
 Plastic Packaging                              200.7         -
 Forest Products/Land Development                34.5     122.1
 Tissue                                             -     451.7
 Corporate/other                                 74.6      40.4
                                             --------  --------
                                             $1,505.4  $1,430.4
                                             ========  ========

     Chesapeake currently conducts its business in four segments. The Company's European Specialty Packaging segment, which is comprised of the Field Group operations and the paper-based specialty packaging operations of Boxmore, produces folding cartons, labels, and leaflets, primarily for consumer product and pharmaceutical/healthcare companies. The results of operations of Field Group and Boxmore are included in the consolidated segment results since their respective acquisition dates of March 18, 1999, and February 24, 2000(see Note 4). The Merchandising and Specialty Packaging segment produces and sells point-of-sale displays, merchandising services, graphic packaging and corrugated shipping containers. The Plastic Packaging segment is comprised of the plastic-based specialty packaging operations of Boxmore, which produces plastic containers for the food/drink and agricultural/industrial markets. The Forest Products/Land Development segment manages the Company's real estate holdings. The Company's Tissue segment was composed of the commercial and

                              -17-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 7.  Segment Disclosure, continued

industrial tissue operations of WT and Wisconsin Tissue de Mexico, which were contributed to a joint venture with Georgia-Pacific Corporation effective October 3, 1999. There were no intersegment sales for the quarter ended April 2, 2000 and March 31, 1999.















































                              -18-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     While net sales of $240.1 million for the quarter ended April 2, 2000, were comparable to net sales of $239.1 million for the first quarter of 1999, there was a significant shift in sales from the former Tissue segment to the Company's recently acquired European operations (European Specialty Packaging and Plastic Packaging segments). Comparing the first quarter of 2000 with the first quarter of 1999, sales related to the European Specialty Packaging and Plastic Packaging segments represented 54% and 6% of total sales, respectively, and sales for the Tissue segment represented 0% and 41% of total sales, respectively.

     Net income for the quarter ended April 2, 2000, was $0.9 million, or $.05 per diluted share, compared with 1999 first quarter net income of $8.5 million, or $.39 per diluted share. Included in the first quarter of 2000's net income is an extraordinary charge for the early extinguishment of debt of $1.6 million or $.09 per diluted share. The decrease in quarterly operating results is primarily due to the change in Chesapeake's business portfolio, which has resulted in a new seasonal operating cycle where 70% to 85% of annual earnings are expected to be generated in the second half of the year.

    Other income and expenses, net, decreased to $0.1 million for the quarter ended April 2, 2000, compared to $3.7 million for the quarter ended March 31, 1999. During the first quarter of 2000, the Company announced the expiration of its offer to acquire Shorewood Packaging Corporation ("Shorewood") after International Paper Company entered into a definitive agreement to acquire Shorewood. The first quarter of 2000 other income and expenses, net, includes nonrecurring expenses associated with the Shorewood tender offer of $10.3 million, which were largely offset by a $7.7 million gain on Chesapeake's sale of
4.1 million shares of Shorewood common stock.

    The first quarter of 2000 tax benefit includes the tax effect of the transaction costs associated with the Shorewood tender offer and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million. Excluding these nonrecurring items, the Company's effective tax rate for the first quarter of 2000 was 33% (See
Note 5 to the consolidated financial statements).

     Lower debt levels and increased cash balances, partially offset by higher interest rates, during the first quarter of 2000 decreased net interest expense by $0.4 million compared to the first quarter of 1999.






                              -19-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Segment Information

European Specialty Packaging
                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Net sales               $120.8     $15.4       *        *
EBIT                       8.9       0.6       *        *
Operating margin           7.4%      3.9%              89.7%
================================================================
* Not meaningful

     The European Specialty Packaging segment consists of the results of Field Group and the paper-based specialty packaging operations of Boxmore. These operations have been consolidated since their respective acquisition dates. Sales and EBIT for this segment were $120.8 million and $8.9 million, respectively, for the first quarter of 2000. Net sales and earnings were not material for this segment in the first quarter of 1999, as they reflected only the results of Field Group following its acquisition in March 1999. Operating margin improved by over 3 percentage points on a pro forma basis quarter over quarter due primarily to improved volume and selling prices, particularly in the luxury packaging markets and Field Group's Asian markets.

Merchandising and Specialty Packaging
Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Net sales               $107.1    $113.1     $(6.0)    (5.3)%
EBIT                       1.7       2.0      (0.3)   (15.0)
Operating margin           1.6%      1.8%        -    (11.1)
================================================================

     Net sales for the 2000 first quarter decreased compared to the prior year quarter, primarily due to the deconsolidation of the Company's litho-laminated operations, which were contributed to a joint venture with Georgia-Pacific Corporation on February 18, 2000. The decrease in EBIT and operating margin quarter over quarter was primarily due to lower-margin sales mix, start-up costs at the Company's Warren County, North Carolina, corrugated container facility acquired in February 2000, and the seasonality of operating results at Consumer Promotions International, a manufacturer of permanent point-of-sale displays, which was acquired in October 1999.

Plastic Packaging

     The Plastic Packaging segment is comprised of the plastic-based specialty packaging operations of Boxmore. Net sales and EBIT for the segment were $9.9 million and $1.0 million, respectively, since the acquisition of Boxmore on February 24, 2000.

                              -20-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Tissue

     The tissue segment was eliminated from separate reporting with the formation of the Georgia-Pacific Tissue joint venture
(the "Tissue JV") on October 4, 1999.  The results of
Chesapeake's 5% equity interest in the Tissue JV have been included in the Corporate/other segment.

Forest Products/Land Development
                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Net sales                 $2.3     $11.8      $(9.5)   80.5%
EBIT                       2.0       4.7       (2.7)   57.4
Operating margin          87.0%     39.9%        -    118.0
================================================================

     The decreases in quarter-over-quarter net sales and EBIT reflect the impact of the sale of a substantial portion of the Company's timberland and its Building Products business in the third quarter of 1999.

Liquidity and Financial Position

     Net cash provided by operating activities increased 8%, to $21.3 million from $19.7 million in the quarter ended April 2, 2000, compared to the quarter ended March 31, 1999, primarily due to decreases in working capital offset in part by a decrease in EBITDA. EBITDA, a measure of internal cash flow, which combines earnings before interest, income taxes and non-cash charges for depreciation, cost of timber harvested, and amortization, was $25.9 million for the first quarter of 2000, compared to EBITDA of $37.1 million for the first quarter of 1999. This decrease in EBITDA was due primarily to a shift in the seasonal operating profit pattern of the Company's new business portfolio.

     Net cash used in investing activities for the first quarter of 2000 was $352.4 million compared to $352.8 million in the first quarter of 1999, which primarily reflects the cash utilized for acquisitions in each period.

     Net cash provided by financing activities in the first quarter of 2000 was $40.7 million compared to $298.9 million in the first quarter of 1999. This decrease in net cash provided by financing activities quarter-over-quarter is primarily due to the use of borrowings under the Company's lines of credit to finance the 1999 acquisition of Field Group. Chesapeake's net debt-to-capital ratio was 37 percent as of April 2, 2000, compared to 54 percent as of March 31, 1999. The decrease in the net debt-to-capital ratio was the result of applying cash received from the formation of the Tissue JV to debt, partially offset by the use of cash to partially fund the Company's acquisitions in the fourth quarter of 1999 and the first quarter of 2000.
                                 -21-
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

     During the first quarter of 2000, the Company purchased approximately 950,000 shares of its common stock in open market transactions at an average price of $26.40 per share. As of April 30, 2000, the Company is authorized to purchased an additional
1.0 million shares in open market and negotiated transactions.

     On February 23, 2000, Chesapeake terminated a commitment to enter into a long-term $1.075 billion senior credit facility (which it had obtained in connection with the anticipated acquisition of Boxmore and its efforts to acquire Shorewood), and entered into a six-month $250 million senior credit facility to satisfy short-term liquidity requirements. Pricing on the six-month facility is initially at 200 points over LIBOR, with a nominal facility fee to be paid on the unused amount. In addition, the Company is required to pay a two percent loan guarantee fee on the outstanding loan note balance issued in connection with the Boxmore acquisition. The facility has customary covenants, including debt and capital spending limits, a minimum net worth requirement, and a $20 million annual limitation on dividend payments. Chesapeake's obligations under this facility are secured by a pledge of the stock of its principal UK subsidiaries. The Company expects to enter into a replacement long-term credit facility prior to the expiration of
the six-month senior credit facility.   The Company believes that
its financial resources are adequate to support anticipated long-term and short-term capital needs and commitments.

Outlook

     The following statements reflect management's outlook for the Company as of April 20, 2000. Except as otherwise indicated, the following forward-looking statements do not reflect the potential impact of any acquisitions, divestitures, or other structural changes in the Company's business that may be completed during the remainder of 2000. The following statements are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements" on page 23 of this report:

-The Company expects revenue for 2000 to be in the $1.1 billion to $1.2 billion range, excluding unconsolidated affiliates.

-Full year earnings improvements in all four business segments
  (European Specialty Packaging, Merchandising and Specialty
  Packaging, Plastic Packaging and Land Development) are expected in 2000, compared to 1999.

-The Company's effective income tax rate in 2000 is expected to be 33.0 percent.

-Capital spending, excluding acquisitions, for 2000 is expected to be approximately $90 million.

                              -22-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

-Depreciation and amortization is expected to be approximately
  $85 million in 2000, compared to $54 million in 1999 for continuing operations.

-Earnings per share expectations, not including the potential impact of future acquisitions, are in the range of $2.20 to $2.35 per share for 2000.

-Full year 2000 EBITDA is expected to be in the range of $165 million to $185 million.

-The Company's quarterly earnings pattern will be very seasonal, with 70% to 85% of annual earnings expected to be generated evenly during the third and fourth quarters of the year.

Year 2000

     With the passage of the critical January 1, 2000, date, Chesapeake and, to management's knowledge, its suppliers and its customers, have not experienced any significant business disruptions as a result of the Year 2000 date change. The Company will continue to monitor its systems and communicate with its suppliers for ongoing Year 2000 compliance until it is reasonably assured that no significant business interruptions are likely to occur. Based on the actions taken as outlined above and the experience to date, the Company does not believe that its operations will be materially impacted by the Year 2000 issue.

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

                              -23-
Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
         RISK

         There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 1999.

                             PART II

Item 1.  Legal Proceedings

         Reference is made to Note 7 of the Notes to Consolidated Financial Statements included herein.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 26,
2000, the following business was transacted:

   (1)All nominees for election to the Board of Directors were elected.

                                   Number     Number
                                   of         of Shares
                                   Shares     Authority
                                   For        Withheld
                                   ---------- ---------
         Sir David Fell            12,469,178 2,171,530
         James E. Rogers           12,503,754 2,136,954
         Wallace Stettinius        12,447,358 2,193,350
         Joseph P. Viviano         12,447,560 2,193,148
         Harry H. Warner           12,473,939 2,166,769


Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

          10.1 - Service Agreement with Mark Ennis, dated as of
                 March 8, 2000

          10.2 - Executive Employment Agreement with John F. Gillespie, dated as of March 1, 2000

          27.1 - Financial Data Schedule - 2000

         (b) Reports on Form 8-K:

            (i)Current Report on Form 8-K, dated February 23,
                 2000, filed March 8, 2000, reporting, under
                 Items 2 and 7, information related to the acquisition of Boxmore International PLC and a new six-month $250 million senior credit facility.


                              -24-

                       PART II, continued

Item 6.  Exhibits and Reports on Form 8-K, continued


         (b) Reports on Form 8-K:

           (ii)Current Report on Form 8-K, dated March 30, 2000, filed April 17, 2000, reporting, under Item 8, the Company's change in fiscal year.

          (iii)Current Report on Form 8-K/A, dated February 24, 2000, filed May 4, 2000, reporting, under Item 7 financial information related to the acquisition of Boxmore International PLC.









































                              -25-
                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:  May 15, 2000                      BY:  /s/ William T. Tolley
                                         -----------------------
                                             William T. Tolley
                                         Senior Vice President -
                                          Finance & Chief
                                          Financial Officer






































                              -26-

                          EXHIBIT INDEX



EXHIBIT
-------

10.1      Service Agreement with Mark Ennis, dated as of March 8,
          2000*

10.2 Executive Employment Agreement with John F. Gillespie, dated as of March 1, 2000*

27.1      Financial Data Schedule - 2000*







  *  Filed herewith electronically


































                              -27-