Form 10-Q
period 2000-07-02
CHESAPEAKE CORP /VA/
filed 2000-08-02
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 2, 2000

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

Number of shares of $1.00 par value common stock outstanding as of July 15, 2000: 15,319,897 shares.





                     CHESAPEAKE CORPORATION
                            FORM 10-Q
           FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Quarter and Six Months Ended July 2, 2000
          and June 30, 1999                                  3

        Consolidated Balance Sheets
         at July 2, 2000 and December 31, 1999               5

        Consolidated Statements of Cash Flows-
         Six Months Ended July 2, 2000
          and June 30, 1999                                  7

        Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   22

    Item 3. Qualitative and Quantitative Disclosures
            About Market Risk                               29

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               29

    Item 6. Exhibits and Reports on Form 8-K                29


Signature                                                   30














                               -2-
                             PART I


             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                               --------------------------------
                               July 2, June 30,  July 2, June 30,
                                  2000    1999      2000     1999
                                ------  ------    ------   ------
Net sales                       $255.3  $327.5    $495.4   $566.6
Costs and expenses:
  Cost of products sold          201.3   258.4     392.6    444.4
Selling, general and
   administrative expenses        44.9    46.5      87.2     84.2
                                ------  ------    ------   ------
   Income from operations          9.1    22.6      15.6     38.0

Other income and expenses, net     2.8     1.6       2.9      5.3
Interest expense, net             (9.2)  (11.4)    (14.8)   (17.4)
                                ------  ------    ------   ------
   Income before taxes and
      extraordinary item           2.7    12.8       3.7     25.9

Income tax expense(benefit)        0.9     4.4      (0.5)     9.0
                                ------  ------    ------   ------
   Income before extraordinary
       item                        1.8     8.4       4.2     16.9

   Extraordinary item, net of
      income taxes of $0.9           -       -       1.5        -
                                ------  ------    ------   ------
    Net income                  $  1.8  $  8.4    $  2.7   $ 16.9
                                ======  ======    ======   ======
















                               -3-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF EARNINGS, Continued
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                               --------------------------------
                               July 2, June 30,  July 2, June 30,
                                  2000    1999      2000     1999
                                ------  ------    ------   ------
Basic earnings per share:
   Earnings before extraordinary
      item                      $  .11  $  .39    $  .25   $  .79
   Extraordinary item, net of
      income taxes                   -       -       .09        -
                                ------  ------    ------   ------
   Basic earnings per share     $  .11  $  .39    $  .16   $  .79
                                ======  ======    ======   ======
Weighted average number of
 common shares                    15.7    21.3      16.5     21.3
                                ======  ======    ======   ======
Diluted earnings per share:
   Earnings before extraordinary
      item                      $  .11  $  .39    $  .25   $  .78
   Extraordinary item, net of
      income taxes                   -       -       .09        -
                                ------  ------    ------   ------
   Diluted earnings per share   $  .11  $  .39    $  .16   $  .78
                                ======  ======    ======   ======
Weighted average number of
 common shares and equivalents
 outstanding, assuming dilution   16.1    21.6      16.8     21.6
                                ======  ======    ======   ======
Cash dividends declared per
 share of common stock          $  .22  $  .22    $  .44   $  .44
                                ======  ======    ======   ======


See accompanying notes to consolidated financial statements.














                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Millions of dollars)

                                             (Unaudited)
                                               July 2,   Dec. 31,
                                                 2000      1999
                                              ---------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                   $  16.6$  306.6
    Accounts receivable (less allowance
     of $3.7 and $4.1)                            182.8   170.5

    Inventories:
     Finished goods                                49.0    41.8
     Work in process                               32.1    28.2
     Materials and supplies                        45.4    36.7
                                               ----------------
      Total inventories                           126.5   106.7

    Deferred income taxes                          22.4    22.4
    Other                                          11.7     4.7
                                               ----------------
      Total current assets                        360.0   610.9
                                               ----------------

Property, plant and equipment, at cost            606.3   520.4
    Less accumulated depreciation                 156.6   164.7
                                               ----------------
                                                  449.7   355.7
                                               ----------------

Goodwill, net                                     536.7   296.4

Investment in affiliates                           70.8     1.5

Other assets                                       86.3   108.7
                                               ----------------
    Total assets                               $1,503.5$1,373.2
                                               ================










                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
            (Millions of dollars, except share data)

                                             (Unaudited)
                                               July 2,   Dec. 31,
                                                 2000      1999
                                              ---------- --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  128.8$   92.5
  Accrued expenses                                113.7   111.6
  Current maturities of long-term debt              2.1    91.3
  Dividends payable                                 3.4     3.9
  Income taxes payable                             17.1    20.6
                                               ----------------
      Total current liabilities                   265.1   319.9
                                               ----------------
Long-term debt                                    505.0   224.4

Other long-term liabilities                        46.5    44.4

Postretirement benefits other than pensions        17.0    16.5

Deferred income taxes                             222.5   216.3
                                               ----------------
      Total liabilities                         1,056.1   821.5
                                               ----------------
Stockholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -       -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 15,589,139
    in 2000 and 17,509,064 shares in 1999,
    respectively                                   15.6    17.5
  Additional paid-in capital                          -       -
  Unearned compensation                            (3.9)   (4.8)
  Accumulated other comprehensive loss            (52.4)   (7.2)
  Retained earnings                               488.1   546.2
                                               ----------------
      Total stockholders' equity                  447.4   551.7
                                               ----------------
          Total liabilities and stockholders'
            equity                             $1,503.5$1,373.2
                                               ================

See accompanying notes to consolidated financial statements.




                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                July 2, June 30,
                                                  2000    1999
                                                 ------ -------
Operating activities:
  Net income                                     $  2.7  $ 16.9
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Extraordinary item                              2.4       -
    Depreciation, cost of timber harvested and
     amortization of intangibles                   35.7    42.4
    Deferred income taxes                          (2.0)    1.0
    Loss(gain) on sale of property, plant
     and equipment                                  0.2    (0.2)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                    12.2   (10.5)
       Inventories                                (23.2)  (10.6)
       Other assets                                (7.1)    2.4
       Accounts payable                            18.5   (11.9)
       Accrued expenses                           (13.3)   (5.6)
       Income taxes payable                        (6.8)    2.9
       Other                                       (0.7)   (3.9)
                                                 ------  ------
  Net cash provided by operating activities        18.6    22.9
                                                 ------  ------


Investing activities:
    Purchases of property, plant and equipment    (34.2)  (41.8)
    Acquisitions                                 (354.4) (374.2)
    Proceeds from sale of
      property, plant and equipment                   -     1.1
    Other, net                                      0.1    (2.8)
                                                 ------  ------
  Net cash used in investing activities          (388.5) (417.7)
                                                 ------  ------












                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                July 2, June 30,
                                                  2000    1999
                                                 -----   -----
Financing activities:
  Net borrowing on lines of credit                 76.3    36.6
  Payments on long-term debt                      (15.8)  (21.8)
  Proceeds from long-term debt                     87.5   360.7
  Debt issue costs                                 (3.7)   (2.7)
  Purchases of outstanding common stock           (58.1)  (13.8)
  Dividends paid                                   (7.3)   (9.4)
  Other                                             1.0     1.0
                                                 ------  ------
Net cash provided by financing
   activities                                      79.9   350.6
                                                 ------  ------
  Decrease in cash and cash equivalents          (290.0)  (44.2)
Cash and cash equivalents at beginning of
  period                                          306.6    62.4
                                                 ------  ------
Cash and cash equivalents at end of period       $ 16.6  $ 18.2
                                                 ======  ======


See accompanying notes to consolidated financial statements.
























                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Chesapeake Corporation and subsidiaries (the "Company") included herein are unaudited, except for the December 31, 1999, consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company's consolidated financial position and results of operations for the interim periods presented herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's latest Annual Report on Form 10-K.
The results of operations for the 2000 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

Revenue Recognition

     The Company recognizes revenue in the packaging businesses upon passage of title to the customer, which is generally at the time of product shipment. The Company recognizes sales of land when all conditions have occurred, as set forth in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

Note 2.  Adoption of Accounting Pronouncements

     As of July 1, 2000, the Company adopted Financial Accounting
Standards Board ("FASB") Interpretation No. 44, "Accounting of
Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 as

                               -9-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)


Note 2.  Adoption of Accounting Pronouncements, continued

to (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 did not have a material impact on the Company's financial results.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is required in the fourth quarter of 2000 and is not expected to have a material impact on the Company's financial statements.

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

Note 3.  Comprehensive Income

     Comprehensive (loss)income for the quarters and the six months ended July 2, 2000, and June 30, 1999, was $(27.9) million and $2.6 million and $(42.5) million and $11.5 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation.

Note 4.  Acquisitions and Dispositions

     On February 24, 2000, the Company completed its acquisition of substantially all of the outstanding capital shares of Boxmore International PLC ("Boxmore"), a European specialty packaging company headquartered in Belfast, Northern Ireland. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions II PLC ("Chesapeake UK II"), a

                              -10-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited), continued

Note 4.  Acquisitions and Dispositions, continued

wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Boxmore at a purchase price of (pound)2.65 per share. The tender offer represented a value of approximately US $319 million for Boxmore's outstanding share capital. Including assumed debt of approximately $64 million, the tender offer reflected a total enterprise value for Boxmore of approximately US $383 million. The purchase price for Boxmore's capital shares was paid in cash of approximately $234 million, and approximately $85 million in unsecured loan notes ("Loan Notes") issued by Chesapeake UK II and guaranteed by First Union National Bank, London Branch ("First Union, London"). The Loan Notes bear interest at a variable rate per annum equal to the LIBOR rate for six month sterling deposits less one-half of one percent, are redeemable in whole or part at the option of the holders on each biannual interest payment date commencing February 28, 2001, and, if not earlier redeemed, mature on February 28, 2005. Under the terms of its current credit facility, Chesapeake is required to pay First Union, London a 1.25 percent loan guarantee fee on the outstanding loan note balance.

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

     On March 18, 1999, Chesapeake completed its acquisition of substantially all of the outstanding capital shares of Field Group plc ("Field Group"), a European specialty packaging company headquartered in the United Kingdom. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions PLC, a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Field Group at a purchase price of (pound) 3.60 per share. As of April 30, 1999, Chesapeake acquired compulsorily all remaining outstanding shares of Field Group. The final purchase price of approximately US $373.3 million was funded through a combination of approximately $316.1 million in borrowings under a credit facility, $22.2 million in unsecured loan notes issued to certain Field Group shareholders, and $35.0 million in cash.




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

     Each of the acquisitions has been accounted for using the purchase method and is included in the results of operations since the purchase date. The purchase price allocation for the Boxmore acquisition is based on preliminary estimates of fair value for property, plant and equipment; however, the amounts are not expected to vary materially from this estimate. As of the acquisition date of Boxmore, the Company initiated plans to eliminate duplicate functions and processes and restructure capacity at certain acquired facilities. As of July 2, 2000, approximately $8 million was recorded in the opening balance sheet for the closure of one of the facilities; and, of this amount, $5 million related to severance and $3 million related to closure costs. The remaining estimated accrual for severance, relocation and restructuring costs associated with these plans is expected to be in the range of $6 million to $15 million. These plans are expected to be completed by the end of the year.

     The purchase price amounts for the acquisitions which occurred during the six months ending July 2, 2000, and June 30, 1999, have been allocated to the acquired net assets as summarized below (in millions):

                                      July 2,     June 30,
                                         2000         1999
                                       ------       ------

Fair value of assets acquired          $500.4      $553.4
Liabilities assumed or created         (141.4)     (167.5)
Cash acquired                            (4.6)      (11.7)
                                       ------      ------
  Cash paid for acquisitions, net      $354.4      $374.2
                                       ======      ======










                              -12-

             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

     Pro forma financial information reflecting the combined results of the Company, Boxmore and Field Group as if these acquisitions occurred on January 1, 1999, is as follows (in millions, except per share amounts):

                       Quarter Ended        Six Months Ended
                     July 2,  June 30,     July 2,   June 30,
                      2000       1999         2000       1999

Net sales             $255.3     $376.9     $530.0      $737.9

Income before
extraordinary item      $1.8       $9.3       $3.7       $11.1

Net income              $1.8       $9.3       $2.2       $11.1

Earnings per share
before
extraordinary item:

Basic                  $0.11      $0.44      $0.22       $0.52
Diluted                $0.11      $0.43       0.22       $0.51


Net income per
share:

Basic                  $0.11      $0.44      $0.13       $0.52
Diluted                $0.11      $0.43      $0.13       $0.51



Note 5.  Restructuring/Special Charges

     In the fourth quarter of 1999, the Company recognized a pretax restructuring/special charge of $38 million related to employment reduction, the closure of one facility, impairment of assets in the Company's French operations and defense fees incurred to respond to an unsolicited proposal by Shorewood Packaging Corporation ("Shorewood") to acquire Chesapeake. The cash portion of the restructuring/special charges was $23 million. Announced workforce reductions included approximately 300 employees in the Merchandising and Specialty Packaging segment, 170 employees in the European Specialty Packaging segment and 10 corporate employees. Payments for employment reduction included approximately 80 employees in the Merchandising and Specialty Packaging segment, 50 employees in the European Specialty Packaging Segment and 10 corporate employees. The Company anticipates completing the above restructuring activities as planned by the end of 2000.

                              -13-

             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 5.  Restructuring/Special Charges, continued

     An analysis of the restructuring reserve as of July 2, 2000 is as follows (in millions):

                       Employment  Facility  Defense
                       Reduction   Closure      Fees     Total
                       ---------   --------  --------   -------

Restructuring charge       $12.6      $1.2      $9.2     $23.0
Cash payments in 1999       (1.1)       -       (2.5)     (3.6)
                           -----     -----     -----     -----
Balance, December
  31, 1999                  11.5       1.2       6.7      19.4
Cash payments in 2000       (6.4)     (0.5)     (4.3)    (11.2)
Foreign currency
  translation               (0.1)       -         -       (0.1)
                           -----     -----     -----     -----
Balance, July 2, 2000       $5.0      $0.7      $2.4      $8.1
                           =====     =====     =====     =====

     Ongoing annual operating savings of approximately $11 million upon full implementation of the program are expected in the form of reduced salaries and benefits expenses(approximately $7.5 million), manufacturing costs (approximately $1.0 million) and depreciation expense (approximately $2.5 million). The Company estimates that actions implemented under the plan resulted in pre-tax savings of approximately $1.3 million and $2.6 million for the quarter and six months ended July 2, 2000, respectively.

Note 6.  Income Taxes

     Excluding the non-recurring impact of the Shorewood transaction costs, the Company's effective income tax rate was 34% for the six months ended July 2, 2000 and 35% for the six months ended June 30, 1999. The decrease in the Company's effective income tax rate is primarily due to the acquisition of businesses in countries which have a lower effective tax rate.

Note 7.  Debt

     On June 15, 2000, Chesapeake terminated its six month $250 million senior credit facility and entered into a five year $450 million senior credit facility. Interest accrues on the outstanding balance of the loan based upon Chesapeake's choice of the following rates: (i) an alternative base rate, which is equal to the higher of the administrative agent's base rate or

                              -14-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 7.  Debt, continued

the federal funds rate plus 1/2 of 1%, plus a margin determined by reference to the Company's leverage ratios; (ii) LIBOR plus a margin; or (iii) a fixed interest rate per annum. The Company is required to pay a 1.25 percent loan guarantee fee on the outstanding loan note balance issued in connection with the Boxmore acquisition. In addition, the Company is required to pay a fee based on the total facility commitment and the Company's leverage ratio. The facility has customary covenants, including debt and acquisition limits, interest coverage and a minimum net worth requirement. Chesapeake's foreign subsidiary obligations under this facility are collateralized by a pledge of the stock of its principal foreign subsidiaries.

Note 8.  Commitments and Contingencies

Environmental Matters

     Chesapeake has a strong commitment to protecting the environment. The Company has an environmental audit program to monitor compliance with environmental laws and regulations. The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on the Company's financial condition or results of operations.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways, and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and has identified Wisconsin Tissue Mills Inc., now WTM I Company ("WT"), as a PRP.

     Except for the Fox River matter, the Company has not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's

                              -15-

             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

Note 8.  Commitments and Contingencies, continued

financial condition or results of operations.

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

                              -16-

             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Commitments and Contingencies, continued

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

     The ultimate cost to WT associated with this matter cannot be predicted with certainty at this time, due to uncertainties with respect to: which, if any, of the remedial alternatives presented in the draft RI/FS will be implemented, and uncertainties associated with the actual costs of each of the potential alternatives; the outcome of the federal and state natural resource damage assessments; WT's share of any multi-party clean-up/restoration expenses; the timing of any clean-up/restoration; the evolving nature of clean-up/restoration technologies and governmental regulations; controlling legal precedent; the extent to which contribution will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs cannot be predicted with certainty at this time, WT believes that the ultimate clean-up/restoration costs associated with the lower Fox River site may exceed $100 million for all PRPs in the aggregate. Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the clean-up costs, subject to a right of contribution from the other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party cleanup/ restoration, based upon factors including their respective contributions to the alleged contamination and their ability to pay. Based on presently available information, WT believes that several of the named PRPs will be able to pay substantial shares toward remediation and restoration, and that there are additional parties, some of which have substantial resources, that may also be jointly and severally liable.


                              -17-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Commitments and Contingencies, continued

     WT also believes that it is entitled to substantial indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. WT believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

     Pursuant to the Joint Venture Agreement for the Georgia-Pacific Tissue joint venture (the "Tissue JV"), WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on presently available information, WT believes that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on the Company's financial condition or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on the Company's financial condition or results of operations.

    On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 to the present, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake may be required to indemnify St.

                              -18-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Commitments and Contingencies, continued

Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2.0 million deductible. The Company and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs, and have presented an initial settlement offer, consisting primarily of engineering measures, to the EPA and DEQ. Based upon a review of the NOVs and an analysis of the applicable law and facts, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. The Company and St. Laurent are negotiating with EPA, the United States Department of Justice and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement and, if so, to what extent.

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















                              -19-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Segment Disclosure
                                 Second Quarter   Year-to-Date
                                 --------------  -------------
                                  2000    1999     2000   1999
Net sales:                        ----    ----     ----   ----
 European Specialty Packaging     $122.6 $ 89.6  $243.4 $105.0
 Merchandising and Specialty
  Packaging                        100.6  114.3   207.7  227.4
   Plastic Packaging                27.3      -    37.2      -
   Tissue                              -  108.2       -  207.0
 Forest Products/Land Development    4.8   15.4     7.1   27.2
                                  ------ ------  ------ ------
                                  $255.3 $327.5  $495.4 $566.6
                                  ====== ======  ====== ======
Earnings before interest and
 taxes (EBIT):
 European Specialty Packaging     $ 10.9 $  5.8  $ 19.8 $  6.4
 Merchandising and Specialty
  Packaging                          0.1    1.9     1.8    3.9
 Plastic Packaging                   2.5      -     3.5      -
 Tissue                                -   17.8       -   33.3
 Forest Products/Land Development    3.4    3.4     5.4    8.1
 Corporate/other                    (5.0)  (4.7)  (12.0)  (8.4)
                                  ------ ------  ------ ------
                                  $ 11.9 $ 24.2  $ 18.5 $ 43.3
                                  ====== ======  ====== ======

                                             July 2,   June 30,
                                             2000          1999
Identifiable assets:                         --------  --------
 European Specialty Packaging                $ 739.4   $ 534.0
 Plastic Packaging                             244.4         -
 Merchandising and Specialty Packaging         411.4     338.4
 Tissue                                            -     458.1
 Forest Products/Land Development               34.2     119.8
 Corporate/other                                74.1      51.7
                                            --------  --------
                                            $1,503.5  $1,502.0
                                            ========  ========

     Chesapeake currently conducts its business in four segments. The Company's European Specialty Packaging segment, which is comprised of the Field Group operations and the paper-based specialty packaging operations of Boxmore, produces folding cartons, labels, and leaflets, primarily for consumer products and pharmaceutical/healthcare companies. The results of the operations of Field Group and Boxmore are included in the consolidated segment results since their respective acquisition dates of March 18, 1999, and February 24, 2000(see Note 4). The

                              -20-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Segment Disclosure, continued

Merchandising and Specialty Packaging segment produces and sells point-of-sale displays, merchandising services, graphic packaging and corrugated shipping containers. The Plastic Packaging segment is comprised of the plastic-based specialty packaging operations of Boxmore, which produce plastic containers for food/drink and agricultural/industrial markets. The Forest Products/Land Development segment manages the Company's real estate holdings. The Company's Tissue segment was composed of the commercial and industrial tissue operations of WT and Wisconsin Tissue de Mexico, which were contributed to a joint venture with Georgia-Pacific Corporation effective October 3, 1999. There were no intersegment sales for the six months ended July 2, 2000, and June 30, 1999.



































                              -21-

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
Overview

     Net sales were $255.3 million for the quarter ended July 2, 2000, compared to net sales of $327.5 million for the second quarter of 1999, or a decrease of $72.2 million. Net sales for the six months ended July 2, 2000, were $495.4 million compared to net sales for the six months ended June 30, 1999 of $566.6 million. The decreases in net sales for the quarter and first half of 2000 primarily reflect sales from the recently acquired European operations offset by the absence of sales from Chesapeake's former Tissue segment and lower U.S. point-of-purchase display sales.

     Net income for the quarter ended July 2, 2000, was $1.8 million, or $.11 per diluted share, compared with 1999 second quarter net income of $8.4 million, or $.39 per diluted share. Net income for the six months ended July 2, 2000, was $2.7 million, or $.16 per diluted share, compared with 1999 first half net income of $16.9 million, or $.78 per diluted share. Included in the first half of 2000's net income is an extraordinary charge for the early extinguishment of debt of $1.5 million, or $.09 per diluted share. The decrease in operating results reflects: the change in Chesapeake's business portfolio to businesses that are more seasonal; lower sales and operating margins in the U.S. point-of-purchase display business, which were impacted by delays of promotional programs and new product launches by several major U.S. consumer products companies; and the impact of unfavorable foreign exchange translation rates in Europe.

    Other income and expenses, net, increased $1.2 million for the quarter ended July 2, 2000, compared to the same period ended June 30, 1999, due to increased land sales. Other income and expenses, net, decreased $2.4 million for the six months ended July 2, 2000, compared to the same period in 1999. During the first quarter of 2000, the Company announced the expiration of its offer to acquire Shorewood Packaging Corporation ("Shorewood") after International Paper Company entered into a definitive agreement to acquire Shorewood. The first half of 2000 other income and expenses, net, includes nonrecurring expenses associated with the Shorewood tender offer of $10.3 million, which were largely offset by a $7.7 million gain on Chesapeake's sale of 4.1 million shares of Shorewood common stock.

    Tax expense(benefit) for the six months ended July 2, 2000, includes the tax effect of the transaction costs associated with the Shorewood tender offer and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that

                              -22-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview, continued


totaled $2.6 million. Excluding these nonrecurring items, the Company's effective tax rate for the second quarter and six months ended July 2, 2000, was 34% (See Note 6 to the consolidated financial statements).

     Lower debt levels and increased cash balances, partially offset by higher interest rates, decreased net interest expense by $2.2 million and $2.6 million for the quarter and six months ended July 2, 2000, respectively, compared to the same periods ended June 30, 1999.

Segment Information

European Specialty Packaging
                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Second quarter:
Net sales               $122.6    $ 89.6     $33.0       36.8%
EBIT                      10.9       5.8       5.1       87.9%
Operating margin           8.9%      6.5%        -       36.9%

Six months:
Net sales                243.4     105.0     138.4      131.8%
EBIT                      19.8       6.4      13.4      209.4%
Operating margin           8.1%      6.1%        -       32.8%
================================================================


The European Specialty Packaging segment consists of the results of Field Group and the paper-based specialty packaging operations of Boxmore. These operations have been consolidated since their respective acquisition dates. Net sales for the second quarter of 2000 increased 36.8% over the second quarter of 1999 due to growth in Field Group sales, and the addition of the paperboard packaging business of Boxmore. EBIT for this segment in the second quarter and six months ended July 2, 2000, increased over the corresponding 1999 periods largely due to the addition of the Boxmore business and productivity improvements in the Field Group. Included in the operating results of this segment for the 2000 second quarter were reductions in sales and EBIT of $7 million and $0.5 million, respectively, due to unfavorable foreign currency exchange rates used to translate local currency results to U.S. dollars.



                              -23-

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Segment Information, continued

     On a proforma basis, net sales and EBIT were $262.6 million and $20.9 million, respectively for the first half of 2000 compared to $253.1 million and $15.7 million, respectively for the first half of 1999. The increase in pro forma sales was due to an increase in business volume partially offset by the impact of unfavorable foreign exchange rates. The increase in pro forma EBIT was largely due to volume growth and productivity improvements in the Field Group.


Merchandising and Specialty Packaging

                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Second Quarter:
Net sales               $100.6    $114.3     (13.7)      (12.0)%
EBIT                       0.1       1.9      (1.8)      (94.7)%
Operating margin           0.1%      1.7%        -       (94.1)%

Six months:
Net sales                207.7     227.4     (19.7)      (8.7)%
EBIT                       1.8       3.9      (2.1)     (53.9)%
Operating margin           0.9%      1.7%        -      (47.1)%
================================================================

     Net sales for the second quarter of 2000 decreased 12.0 percent compared to the same period in the prior year, primarily due to lower sales volumes, which were impacted by delays in new product rollouts and a general slowdown in promotional activities within the U.S. display business customer base, comprised largely of consumer products companies. Also reducing this segment's sales was the deconsolidation of Color-Box sales after the formation of the litho-laminated joint venture with Georgia-Pacific Corporation in February 2000, offset, in part, by sales generated by the acquisitions of Consumer Promotions International in October 1999 and Green Printing in February 2000. The decrease in EBIT and operating margin quarter over quarter reflected lower profitability in the U.S. display business and start-up costs at the Company's Warren County, North Carolina, corrugated container facility, largely offset by improved profitability in the remainder of the corrugated container business.

First half 2000 net sales and EBIT were down compared to the first half of 1999 due to lower U.S. display business volume.

                              -24-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Segment Information, continued

Plastic Packaging

     The Plastic Packaging segment is comprised of the plastic-based specialty packaging operations of Boxmore. Net sales and EBIT for the segment were $27.3 million and $2.5 million for the quarter ended July 2, 2000, and $37.2 million and $3.5 million for the six months ended July 2, 2000, respectively. On a proforma basis, net sales and EBIT were up approximately 21% and 19%, respectively, for the second quarter and 21% and 23% for the six months ended July 2, 2000. This improvement was generated from volume increases and improved production efficiencies, partially offset by the impact of unfavorable foreign currency exchange rates used to translate local currency results to U.S. dollars.

Tissue

     The Tissue segment was eliminated from separate reporting after the formation of the Georgia-Pacific Tissue joint venture
(the "Tissue JV") on October 4, 1999.  The results of
Chesapeake's 5% equity interest in the Tissue JV have been included in the Corporate/other segment.

Forest Products/Land Development
                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Second quarter:
Net sales                $ 4.8     $15.4      $(10.6)    (68.8)%
EBIT                       3.4       3.4          -          -
Operating margin          70.8%     22.1%         -      220.4 %

Six months:
Net sales                  7.1      27.2       (20.1)    (73.9)%
EBIT                       5.4       8.1        (2.7)    (33.3)%
Operating margin          76.1%     29.8%         -      155.4 %
================================================================

     The fluctuation in earnings reflects the impact of the sale of a substantial portion of the Company's timberland and its Building Products business in the third quarter of 1999.







                              -25-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Financial Position

     Net cash provided by operating activities decreased 18.8%, to $18.6 million for the six months ended July 2, 2000, compared to $22.9 million for the six months ended June 30, 1999, primarily due to a decrease in EBITDA offset, in part, by decreases in working capital. EBITDA, a measure of internal cash flow, which combines earnings before nonrecurring charges, interest, income taxes and non-cash charges for depreciation, cost of timber harvested, and amortization, was $56.8 million for the first six months of 2000, compared to EBITDA of $85.7 million for the first six months of 1999. This decrease in EBITDA was due primarily to the shift in the seasonal operating profit pattern of the Company's business portfolio and lower profitability in the Company's U.S. display business.

     Net cash used in investing activities for the first six months of 2000 was $388.5 million, compared to $417.7 million in the first six months of 1999, which primarily reflects the cash utilized for acquisitions in each period.

     Net cash provided by financing activities in the first six months of 2000 was $79.9 million, compared to $350.6 million in the first six months of 1999. The decrease in net cash provided by financing activities was primarily due to higher borrowings under the Company's lines of credit to finance acquisitions in the first half of 1999 than in the first half of 2000. Chesapeake's net debt-to-capital ratio was 42 percent as of July 2, 2000, compared to 56 percent as of June 30, 1999. The decrease in the net debt-to-capital ratio was the result of applying cash received from the formation of the Tissue JV to repay debt, partially offset by the use of cash to partially fund acquisitions and share repurchases.

     During the second quarter of 2000, the Company purchased approximately 1 million shares of its common stock in open market transactions at an average price of approximately $31 per share. During the first half of 2000, the Company purchased approximately 2 million shares of its common stock, or about 11 percent of the outstanding shares at December 31, 1999, at an average price of approximately $29 per share. At the end of the second quarter of 2000, the Company was authorized to purchase an additional 500,000 shares in open market or privately negotiated transactions.


     On February 23, 2000, Chesapeake terminated a commitment to enter into a long-term $1.075 billion senior credit facility
(which it had obtained in connection with the anticipated

                              -26-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Financial Position, continued

acquisition of Boxmore and its efforts to acquire Shorewood), and entered into a six-month $250 million senior credit facility to satisfy short-term liquidity requirements. On June 15, 2000, Chesapeake terminated its six month $250 million senior credit facility and entered into a five year $450 million senior credit facility. Interest accrues on the outstanding balance of the loan based upon Chesapeake's choice of the following rates: (i) an alternative base rate, which is equal to the higher of the administrative agent's base rate or the federal funds rate plus 1/2 of 1%, plus a margin determined by reference to the Company's leverage ratios; (ii) LIBOR plus a margin; or (iii) a fixed interest rate per annum. The Company is required to pay a 1.25 percent loan guarantee fee on the outstanding loan note balance issued in connection with the Boxmore acquisition. In addition, the Company is required to pay a fee based on the total facility commitment and the Company's leverage ratio. The facility has customary covenants, including debt and acquisition limits, interest coverage and a minimum net worth requirement. Chesapeake's foreign subsidiary obligations under this facility are collateralized by a pledge of the stock of its principal foreign subsidiaries.

     The Company believes that its financial resources are adequate to support anticipated long-term and short-term capital needs and commitments.

Outlook

     The following statements reflect management's outlook for the Company as of July 20, 2000. Except as otherwise indicated, the following forward-looking statements do not reflect the potential impact of any acquisitions, divestitures, or other structural changes in the Company's business that may be completed during the remainder of 2000. The following statements are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements" on page 28 of this report:

-The Company expects revenue for 2000 to be in the $1.0 billion to $1.1 billion range, excluding unconsolidated affiliates.

-Full year earnings improvements in all four business segments
(European Specialty Packaging, Merchandising and Specialty
Packaging, Plastic Packaging and Land Development) are expected in 2000, compared to 1999.



                              -27-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Outlook, continued

-The Company's effective income tax rate in 2000 is expected to be 34.0 percent.

-Capital spending, excluding acquisitions, for 2000 is expected to be approximately $85 million.

-Depreciation and amortization is expected to be in the range of $75 million to $80 million in 2000, compared to $54 million in 1999 for continuing operations.

-Earnings per share before extraordinary item expectations, not including the potential impact of future acquisitions, are in the range of $1.55 to $1.75 per share for 2000. Third quarter earnings per share are estimated to be $.55 to $.65 per share.

-Full year 2000 EBITDA is expected to be in the range of $145 million to $155 million.

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







                              -28-
Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
        RISK

         There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 1999.

                             PART II

Item 1.  Legal Proceedings

         Reference is made to Note 8 of the Notes to Consolidated Financial Statements included herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

              4.1 - Credit Agreement, dated as of June 15, 2000, among Chesapeake Corporation, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC, Chesapeake U.K. Holdings Limited, Boxmore International PLC, Field Group PLC and Chesapeake Europe, SAS, as the Borrowers, Various Financial Institutions and Other Persons From Time to Time Parties Thereto, as the Lenders, First Union National Bank, as the Administrative Agent, Bank of America, N.A., as the Syndication Agent, and Wachovia Bank, N.A., as the Documentation Agent.

              27.1 - Financial Data Schedule - 2000

              27.2 - Restated Financial Data Schedule - 1999

         (b)Reports on Form 8-K:

             None.
















                              -29-

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:  July 28, 2000                BY:  /s/ William T. Tolley
                                             William T. Tolley
                                         Senior Vice President -
                                          Finance & Chief
                                          Financial Officer


































                              -30-
                          EXHIBIT INDEX



EXHIBIT
-------
4.1 Credit Agreement, dated as of June 15, 2000, among Chesapeake Corporation, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC, Chesapeake U.K. Holdings Limited, Boxmore International PLC, Field Group PLC and Chesapeake Europe, SAS, as the Borrowers, Various Financial Institutions and Other Persons From Time to Time Parties Thereto, as the Lenders, First Union National Bank, as the Administrative Agent, Bank of America, N.A., as the Syndication Agent, and Wachovia Bank, N.A., as the Documentation Agent.*


27.1    Financial Data Schedule - 2000*

27.2    Restated Financial Data Schedule - 1999*


*  Filed herewith





























                              -31-