Form 10-Q/A
period 2000-04-02
CHESAPEAKE CORP /VA/
filed 2000-11-20
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A

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







        SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS


On October 19, 2000, Chesapeake Corporation ("Chesapeake" or the "Company") issued a press release in which it reported significantly reduced operating profit at its U.S point-of-purchase display business ("Display") for the third quarter ended October 1, 2000. The Company promptly initiated a detailed review of Display's operating performance and accounting practices by its internal staff and independent accountants. As a result of the review, the Company has restated its previously issued unaudited interim consolidated financial statements and related disclosures for the quarters ended April 2, 2000, and July 2, 2000.

     The purpose of this 10-Q/A is to restate the Company's first quarter 2000 financial statements to reflect adjustments related to: allowance for doubtful accounts; inventory obsolescence; and the revaluation of inventory standards. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 1 of the Notes to Consolidated Financial Statements.

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the 2000 first quarter Form 10-Q as originally filed on May 15, 2000, that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect the effects of the restatement.

























                               -2-
                     CHESAPEAKE CORPORATION
                           FORM 10-Q/A
          FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000
                           AS RESTATED
                              INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Quarters ended April 2, 2000
          and March 31, 1999                                 4

        Consolidated Balance Sheets
         at April 2, 2000 and December 31, 1999              5

        Consolidated Statements of Cash Flows-
         Quarters ended April 2, 2000
          and March 31, 1999                                 7

        Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   22


PART II. OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K                27


Signature                                                   28


















                               -3-
                             PART I
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)

                                              (Unaudited)
                                                 Quarters Ended
                                               April 2, March 31,
                                                 2000      1999
                                           (As restated)
                                                 ------  ------

Net sales                                        $239.1  $239.1
Costs and expenses:
  Cost of products sold                           196.9   186.0
  Selling, general and
    administrative expenses                        42.8    37.7
                                                 ------  ------
    (Loss) income from operations                  (0.6)   15.4

Other income and expenses, net                      0.1     3.7
Interest expense, net                              (5.6)   (6.0)
                                                 ------  ------
    (Loss) income before taxes and
     extraordinary item                            (6.1)   13.1
Income tax (benefit) expense                       (3.8)    4.6
                                                 ------  ------
    (Loss) income before extraordinary item        (2.3)    8.5
Extraordinary item, net of income taxes
      of $0.9                                       1.5       -
                                                 ------  ------
    Net (loss) income                            $ (3.8) $  8.5
                                                 ======  ======
Basic (loss)earnings per share:
    (Loss) earnings before extraordinary item    $(0.13) $ 0.40
    Extraordinary item, net of income taxes       (0.09)      -
                                                 ------  ------
    Basic (loss) earnings per share              $(0.22) $ 0.40
                                                 ======  ======
Weighted average number of common shares           17.3    21.4
                                                 ======  ======
Diluted (loss) earnings per share:
    (Loss) earnings before extraordinary item    $(0.13) $ 0.39
    Extraordinary item, net of income taxes       (0.09)      -
                                                 ------  ------
    Diluted (loss) earnings per share            $(0.22) $ 0.39
                                                 ======  ======
Weighted average number of common shares and
  equivalents outstanding, assuming dilution       17.3    21.7
                                                 ======  ======
Cash dividends declared per share of
  common stock                                   $ 0.22  $ 0.22
                                                 ======  ======

See accompanying notes to consolidated financial statements.
                               -4-

             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In millions, except share data)

                                             (Unaudited)
                                             April 2,   Dec. 31,
                                                2000      1999
                                          (As restated)
                                             --------   --------

      ASSETS

Current assets:
    Cash and cash equivalents                   $  16.3 $ 306.6
    Accounts receivable (less allowance
     of $5.2 and $4.1)                            192.0   170.5

    Inventories:
     Finished goods                                48.1    41.8
     Work in process                               22.7    28.2
     Materials and supplies                        40.3    36.7
                                                -------  ------
Total inventories                                 111.1   106.7

    Deferred income taxes                          22.4    22.4
    Other                                           6.1     4.7
                                                -------  ------
      Total current assets                        347.9   610.9
                                                -------  ------

Property, plant and equipment, at cost            596.8   520.4
    Less accumulated depreciation                 143.3   164.7
                                                -------  ------
                                                  453.5   355.7
                                                -------  ------

Goodwill, net                                     541.4   296.4

Investment in affiliates                           70.5     1.5

Other assets                                       85.0   108.7
                                               -------- --------
    Total assets                               $1,498.3 $1,373.2
                                               ======== ========










                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
                (In millions, except share data)

                                             (Unaudited)
                                               April 2,  Dec. 31,
                                                 2000     1999
                                             (As restated)
                                              ---------- --------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  120.8$   92.5
  Accrued expenses                                123.5   111.6
  Current maturities of long-term debt             92.2    91.3
  Dividends payable                                 3.9     3.9
  Income taxes payable                             17.1    20.6
                                               ----------------
      Total current liabilities                   357.5   319.9
                                               ----------------
Long-term debt                                    347.8   224.4

Other long-term liabilities                        47.0    44.4

Postretirement benefits other than pensions        16.7    16.5

Deferred income taxes                             225.3   216.3
                                               ----------------
      Total liabilities                           994.3   821.5

Stockholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -       -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 16,555,943
    in 2000 and 17,509,064 shares in 1999,
    respectively                                   16.6    17.5
  Additional paid-in capital                          -       -
  Unearned compensation                            (3.9)   (4.8)
  Accumulated other comprehensive loss            (22.7)   (7.2)
  Retained earnings                               514.0   546.2
                                               ----------------
      Total stockholders' equity                  504.0   551.7
                                               ----------------
          Total liabilities and stockholders'
            equity                             $1,498.3$1,373.2
                                               ================


See accompanying notes to consolidated financial statements.




                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)
                           (Unaudited)

                                                 Quarters Ended
                                               April 2, March 31,
                                                  2000     1999
                                            (As restated)
                                                 ------ -------

Operating activities:
  Net (loss) income                            $  (3.8) $   8.5
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
    Extraordinary item                              2.4       -
    Depreciation, cost of timber harvested
     and amortization of intangibles               16.7    18.0
    Deferred income taxes                          (0.5)    0.8
     Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                     6.5    (4.8)
       Inventories                                 (5.5)   (4.4)
       Other assets                                (1.1)    2.6
       Accounts payable                             6.0    (0.7)
       Accrued expenses                             8.4    (1.9)
       Income taxes payable                        (6.5)    1.6
       Other                                       (1.3)      -
                                                 ------  ------
Net cash provided by operating activities          21.3    19.7
                                                 ------  ------
Investing activities:
  Purchases of property, plant and equipment      (14.6)  (19.7)
  Acquisitions                                   (338.0) (328.9)
  Other, net                                        0.3    (4.2)
                                                 ------  ------
Net cash used in investing activities            (352.3) (352.8)
                                                 ------  ------

















                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                          (In millions)
                           (Unaudited)

                                                 Quarters Ended
                                               April 2, March 31,
                                                 2000     1999
                                           (As restated)
                                                ------  -------

Financing activities:
  Net (repayment) borrowing on lines of credit    (10.6)    0.8
  Payments on long-term debt                       (1.6)   (0.7)
  Proceeds from long-term debt                     84.3   303.5
  Debt issuance costs                              (2.5)      -
  Purchases of outstanding common stock           (25.2)      -
  Dividends paid                                   (3.8)   (4.7)
  Other                                             0.1       -
                                                 ------  ------
Net cash provided by financing
   activities                                      40.7   298.9
                                                 ------  ------
  Decrease in cash and cash equivalents          (290.3)  (34.2)
Cash and cash equivalents at beginning of period  306.6    62.4
                                                 ------  ------
Cash and cash equivalents at end of period       $ 16.3  $ 28.2
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

Restatement

     In November 2000, following a detailed review by its internal staff and independent accountants, the Company has restated the previously reported results of Display, which is included in its Merchandising and Specialty Packaging


                               -9-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements(Unaudited),continued

Note 1.  Summary of Significant Accounting Policies, continued

Restatement, continued

segment. The restatement had the effect of reducing net income by $4.7 million in the first quarter of 2000 and reducing net income by $0.3 million in the second quarter of 2000. The adjustments in the first quarter of 2000 related to: revaluation of inventory standards; inventory obsolescence and allowance for doubtful accounts, which reduced operating income by $7.1 million. Accordingly, the financial statements for the period presented in this Form 10-Q/A have been restated as follows:

                                               Quarter Ended
                                                April 2, 2000
                                                  As         As
                                            Reported   Restated
                                            --------  ---------
Statement of operations impact:

Net sales                                     $240.1     $239.1
Cost of products sold                          191.3      196.9
Selling, general and administrative expenses    42.3       42.8
                                              ------     ------
Income (loss) from operations                    6.5       (0.6)
Other income, net                                0.1        0.1
Interest expense, net                           (5.6)      (5.6)
                                              ------     ------
Income (loss) before income taxes and
     extraordinary item                          1.0       (6.1)

Income tax benefit                              (1.4)      (3.8)

Income (loss) before
     extraordinary item                          2.4       (2.3)

Extraordinary item, net of income
     taxes of $0.9                              (1.5)      (1.5)
                                              ------     ------
Net income (loss)                             $  0.9     $ (3.8)
                                              ======     ======

Earnings (loss) per share before
 extraordinary item:
   Basic                                       $0.14     $(0.13)
   Diluted                                     $0.14     $(0.13)

Earnings (loss) per share:
   Basic                                       $0.05     $(0.22)
   Diluted                                     $0.05     $(0.22)

                              -10-

             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements(Unaudited),continued

Note 1.  Summary of Significant Accounting Policies, continued

Restatement, continued
                                               April 2, 2000
                                                  As         As
                                            Reported   Restated
                                            --------  ---------
Balance sheet impact:
Accounts receivable, net                     $193.5     $192.0
Inventories                                   116.7      111.1
Income taxes payable                           19.5       17.1
Retained earnings                             518.7      514.0


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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is required in the second quarter of 2000 and is not expected to have a material impact on the Company's financial statements.

     The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair market value. Statement of Financial Accounting Standards No. 137, which was issued in July



                              -11-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

Note 2.  Adoption of Accounting Pronouncements, continued

1999, defers the Company's required adoption of SFAS 133 until fiscal year 2001. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

Note 3.  Comprehensive Income

     Comprehensive income (loss) for the quarters ended April 2, 2000 (as restated), and March 31, 1999, was $(19.3) million and $8.9 million, respectively. The difference between net income
(loss) and comprehensive income (loss) is due to foreign currency translation.

Note 4.  Acquisitions and Dispositions

     On February 24, 2000, the Company completed its acquisition of substantially all of the outstanding capital shares of Boxmore International PLC ("Boxmore"), a European specialty packaging company headquartered in Belfast, Northern Ireland. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions II plc ("Chesapeake UK II"), a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Boxmore at a purchase price of (pound)2.65 per share. The tender offer represented a value of approximately US $315 million for Boxmore's outstanding share capital. Including assumed debt of approximately $64 million, the tender offer reflected a total enterprise value for Boxmore of approximately US $379 million. The purchase price for Boxmore's capital shares was paid in cash of $229.9 million, and $85.2 million in unsecured loan notes ("Loan Notes") issued by Chesapeake UK II and guaranteed by First Union National Bank, London Branch, ("First Union, London"). The Loan Notes bear interest at a variable rate per annum equal to the LIBOR rate for six month sterling deposits less one-half of one percent, are redeemable in whole or part at the option of the holders on each biannual interest payment date commencing February 28, 2001, and, if not earlier redeemed, mature on February 28, 2005. Under the terms of its current credit facility, Chesapeake is required to pay First Union, London a two percent loan guarantee fee on the outstanding loan note balance.

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

     On March 18, 1999, Chesapeake completed its acquisition of

                               -12-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

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








                              -13-


           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited), continued

Note 4.  Acquisitions and Dispositions, continued


     Pro forma financial information reflecting the combined results of the Company, as if the Boxmore and Field Group acquisitions occurred on January 1, 1999, is as follows (in millions, except per share amounts):
                                         Quarter Ended
                                     April 2,  March 31,
                                     ------------------
                                       2000       1999
                                    As restated
                                       ------    ------
Net sales                              $273.7    $361.0
(Loss) income before
     extraordinary item                  (2.8)      1.8
Net (loss) income                        (4.3)      1.8

Earnings (loss) per share before
 extraordinary item:
   Basic                               $(0.16)    $0.08
   Diluted                             $(0.16)    $0.08

Earnings (loss) per share:
   Basic                               $(0.25)    $0.08
   Diluted                             $(0.25)    $0.08




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

Note 5.  Restructuring/Special Charges,continued

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
                           =====     =====     =====     =====

     Ongoing annual operating savings of approximately $11 million upon full implementation of the program are expected in the form of reduced salaries and benefits expenses (approximately $7.5 million), manufacturing costs (approximately $1.0 million) and depreciation expense (approximately $2.5 million). The Company estimates that actions implemented under the plan resulted in savings of approximately $1.3 million in the quarter ended April 2, 2000.

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

Note 8.  Segment Disclosure
                                                First Quarter
                                                -------------
                                                (In millions)
                                                 2000     1999
                                            (As restated)
Net sales:                                       ----     ----
 European Specialty Packaging                $  120.8  $   15.4
 Merchandising and Specialty Packaging          106.1     113.1
 Plastic Packaging                                9.9         -
 Tissue                                             -      98.8
 Forest Products/Land Development                 2.3      11.8
                                             --------  --------
                                             $  239.1  $  239.1
                                             ========  ========

Earnings (losses) before interest and taxes
(EBIT):
 European Specialty Packaging                $    8.9  $    0.6
 Merchandising and Specialty Packaging           (5.4)      2.0
 Plastic Packaging                                1.0         -
 Tissue                                             -      15.5
 Forest Products/Land Development                 2.0       4.7
 Corporate/other                                 (7.0)     (3.7)
                                             --------  --------
                                             $   (0.5) $   19.1
                                             ========  ========

Identifiable assets:
 European Specialty Packaging                $  791.8  $  485.5
 Merchandising and Specialty Packaging          396.7     330.7
 Plastic Packaging                              200.7         -
 Forest Products/Land Development                34.5     122.1
 Tissue                                             -     451.7
 Corporate/other                                 74.6      40.4
                                             --------  --------
                                             $1,498.3  $1,430.4
                                           ==========  ========



                              -20-
           CHESAPEAKE CORPORATION AND ITS SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued


Note 8.  Segment Disclosure, continued

     Chesapeake currently conducts its business in four segments. The Company's European Specialty Packaging segment, which is comprised of the Field Group operations and the paper-based specialty packaging operations of Boxmore, produces folding cartons, labels, and leaflets, primarily for consumer product and pharmaceutical/healthcare companies. The results of operations of Field Group and Boxmore are included in the consolidated segment results since their respective acquisition dates of March 18, 1999, and February 24, 2000 (see Note 4). The Merchandising and Specialty Packaging segment produces and sells point-of-sale displays, merchandising services, graphic packaging and corrugated shipping containers (see Note 1 regarding restatement). The Plastic Packaging segment is comprised of the plastic-based specialty packaging operations of Boxmore, which produces plastic containers for the food/drink and agricultural/industrial markets. The Forest Products/Land Development segment manages the Company's real estate holdings. The Company's Tissue segment was composed of the commercial and industrial tissue operations of WT and Wisconsin Tissue de Mexico, which were contributed to a joint venture with Georgia-Pacific Corporation effective October 3, 1999. There were no intersegment sales for the quarter ended April 2, 2000 and March 31, 1999.


























                              -21-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Restatement

     In November 2000, following a detailed review by its internal staff and independent accountants, the Company has restated the previously reported results of Display, which is included in its Merchandising and Specialty Packaging segment. The restatements had the effect of reducing the previously reported net income for the first quarter of 2000 by approximately $4.7 million, or $0.27 per share, and reducing previously reported earnings for the second quarter of 2000 by approximately $0.3 million, or $0.02 per share. As a result, the Company has restated its previously issued consolidated financial statements to reflect adjustments related to: allowance for doubtful accounts; inventory obsolescence; lower-than-expected full-year sales volume; and the revaluation of inventory standards.

     The review described above indicated no adjustments were necessary to the 1999 audited results as reported.

     The Company has retained both Goldman, Sachs & Co. and
McKinsey & Company to assist in exploring strategic alternatives for Display.

Overview

     While net sales of $239.1 million for the quarter ended April 2, 2000, were flat compared to the first quarter of 1999, there was a significant shift in sales from the former Tissue segment to the Company's recently acquired European operations (European Specialty Packaging and Plastic Packaging segments). Comparing the first quarter of 2000 with the first quarter of 1999, sales related to the European Specialty Packaging and Plastic Packaging segments represented 55% and 6% of total sales, respectively, and sales for the Tissue segment represented 0% and 41% of total sales, respectively.

     Net loss for the quarter ended April 2, 2000, was $(3.8) million, or $(0.22) per diluted share, compared with 1999 first quarter net income of $8.5 million, or $.39 per diluted share. Included in the first quarter of 2000's net income is an extraordinary charge for the early extinguishment of debt of $1.5 million or $.09 per diluted share. The decrease in quarterly operating results is primarily due to reduced profitability of Display due to changes in product mix and the change in Chesapeake's business portfolio which resulted from acquisition and divestiture activities.




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

    The first quarter of 2000 tax benefit includes the tax effect of the transaction costs associated with the Shorewood tender offer and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million. Excluding these nonrecurring items, the Company's effective tax rate for the first quarter of 2000 was 33% (See
Note 6 to the consolidated financial statements).

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

                              -23-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued


Merchandising and Specialty Packaging
Increase/(Decrease)
(Dollars in millions)     2000      1999        $         %
                 (As restated)
----------------------------------------------------------------
Net sales               $106.1    $113.1     $(7.0)    (6.2)%
EBIT                      (5.4)      2.0      (7.4)  (370.0)
Operating margin          (5.1)%     1.8%        -   (383.3)
================================================================

     Net sales for the 2000 first quarter decreased 6.2 percent compared to the prior year quarter, primarily due to the deconsolidation of the Company's litho-laminated operations, which were contributed to a joint venture with Georgia-Pacific Corporation on February 18, 2000. The decrease in EBIT and operating margin quarter over quarter was primarily due to lower-margin sales mix at Display, start-up costs at the Company's Warren County, North Carolina, corrugated container facility acquired in February 2000, and the seasonality of operating results at Consumer Promotions International, a manufacturer of permanent point-of-sale displays, which was acquired in October 1999.

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

Liquidity and Financial Position

     Net cash provided by operating activities increased 8%, to $21.3 million from $19.7 million in the quarter ended April 2, 2000, compared to the quarter ended March 31, 1999, primarily due to decreases in working capital offset in part by a decrease in EBITDA. EBITDA, a measure of internal cash flow, which combines earnings before interest, income taxes and non-cash charges for depreciation, cost of timber harvested, and amortization, was $18.8 million for the first quarter of 2000, compared to EBITDA of $37.1 million for the first quarter of 1999. This decrease in EBITDA was due primarily to reduced profitability of Display due to changes in product mix and volume decreases and to a shift in the seasonal operating profit pattern of the Company's business portfolio.

     Net cash used in investing activities for the first quarter of 2000 was $352.3 million compared to $352.8 million in the first quarter of 1999, which primarily reflects the cash utilized for acquisitions in each period.

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

Accounting Pronouncements

     See Note 2 to the Consolidated Financial Statements.









                              -26-

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


                             PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

              10.1 - Service Agreement with Mark Ennis, dated as of March 8, 2000 (filed as Exhibit 10.1 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000)

              10.2 - Executive Employment Agreement with John F. Gillespie, dated as of March 1, 2000(filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000)

              27.1 - Financial Data Schedule - 2000 restated

         (b) Reports on Form 8-K:

             None












                              -27-
                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHESAPEAKE CORPORATION
                                             (Registrant)



Date:  November 20, 2000            BY:  /s/ William T. Tolley
                                             William T. Tolley
                                         Senior Vice President -
                                          Finance & Chief
                                          Financial Officer




































                              -28-

                          EXHIBIT INDEX



EXHIBIT
-------

10.1      Service Agreement with Mark Ennis, dated as of March 8,
          2000

10.2 Executive Employment Agreement with John F. Gillespie, dated as of March 1, 2000

27.1      Financial Data Schedule - 2000 restated*









  *  Filed herewith electronically






























                              -29-