Form 10-Q/A
period 2000-07-02
CHESAPEAKE CORP /VA/
filed 2000-11-20
CIK 19731

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

On October 19, 2000, Chesapeake Corporation ("Chesapeake" or the "Company") issued a press release in which it reported significantly reduced operating profit at its U.S point-of-purchase display business ("Display") for the third quarter ended October 1, 2000. The Company promptly initiated a detailed review of Display's operating performance and accounting practices by its internal staff and independent accountants. As a result of the review, the Company has restated its previously issued unaudited consolidated financial statements and related disclosures for the quarters ended April 2, 2000, and July 2, 2000.

     The purpose of this 10-Q/A is to restate the Company's second quarter 2000 financial statements to reflect adjustments related to: allowance for doubtful accounts; inventory obsolescence; lower-than-expected full-year sales volume; and the revaluation of inventory standards. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 1 of the Notes to Consolidated Financial Statements.

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the 2000 second quarter Form 10-Q as originally filed on August 2, 2000, that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect the effects of the restatement.






















                               -2-

                     CHESAPEAKE CORPORATION
                           FORM 10-Q/A
           FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000
                           AS RESTATED
                              INDEX
                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Earnings-
         Quarter and Six Months Ended July 2, 2000
          and June 30, 1999                                  4

        Consolidated Balance Sheets
         at July 2, 2000 and December 31, 1999               6

        Consolidated Statements of Cash Flows-
         Six Months Ended July 2, 2000
          and June 30, 1999                                  8

        Notes to Consolidated Financial Statements          10

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     24


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K            31


Signature                                                   32

















                               -3-
                             PART I


             CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                               --------------------------------
                               July 2, June 30,  July 2, June 30,
                                  2000    1999      2000   1999
                                 (As               (As
                              restated)         restated)
                                ------  ------    ------ ------
Net sales                       $255.9  $327.5    $495.0 $566.6
  Costs and expenses:
  Cost of products sold          202.1   258.4     399.0  444.4
  Selling, general and
   administrative expenses        45.2    46.5      88.0   84.2
                                ------  ------    ------ ------
   Income from operations          8.6    22.6       8.0   38.0

Other income and expenses, net     2.8     1.6       2.9    5.3
Interest expense, net             (9.2)  (11.4)    (14.8) (17.4)
                                ------  ------    ------ ------
   Income (loss) before taxes and
      extraordinary item           2.2    12.8      (3.9)  25.9

Income tax expense (benefit)       0.7     4.4      (3.1)   9.0
                                ------  ------    ------ ------
   Income (loss) before
      extraordinary item           1.5     8.4      (0.8)  16.9

   Extraordinary item, net of
      income taxes of $0.9           -       -      (1.5)     -
                                ------  ------    ------ ------
    Net income (loss)         $  1.5   $  8.4     $ (2.3)$ 16.9
                                ======  ======    ====== ======














                               -4-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF EARNINGS, Continued
              (In millions, except per share data)
                           (Unaudited)

                                Quarter Ended    Six Months Ended
                               --------------------------------
                               July 2, June 30,  July 2, June 30,
                                  2000    1999      2000     1999
                                 (As               (As
                              restated)         restated)
                                ------  ------    ------   ------
Basic earnings (loss) per share:
   Earnings (loss) before
      extraordinary item       $  0.10  $ 0.39   $ (0.05)$ 0.79
   Extraordinary item, net of
      income taxes                   -       -     (0.09)     -
                                ------  ------    ------ ------
   Basic earnings (loss)
      per share                $  0.10  $ 0.39   $ (0.14)$ 0.79
                                ======  ======    ====== ======
Weighted average number of
 common shares                    15.7    21.3      16.5   21.3
                                ======  ======    ====== ======
Diluted earnings (loss) per share:
   Earnings (loss) before
      extraordinary item       $  0.09  $ 0.39   $ (0.05)$ 0.78
   Extraordinary item, net of
      income taxes                   -       -     (0.09)     -
                                ------  ------    ------ ------
   Diluted earnings (loss)
       per share               $  0.09  $ 0.39   $ (0.14)$ 0.78
                                ======  ======    ====== ======
Weighted average number of
 common shares and equivalents
 outstanding, assuming dilution   16.1    21.6      16.5   21.6
                                ======  ======    ====== ======
Cash dividends declared per
 share of common stock         $  0.22  $ 0.22   $  0.44 $ 0.44
                                ======  ======    ====== ======


See accompanying notes to consolidated financial statements.










                               -5-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Millions of dollars)

                                             (Unaudited)
                                               July 2,   Dec. 31,
                                                 2000      1999
                                            (As restated)
                                              ---------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                   $  16.6 $ 306.6
    Accounts receivable (less allowance
     of $4.6 and $4.1)                            180.3   170.5

    Inventories:
     Finished goods                                48.0    41.8
     Work in process                               27.5    28.2
     Materials and supplies                        45.9    36.7
                                               ----------------
      Total inventories                           121.4   106.7

    Deferred income taxes                          22.4    22.4
    Other                                          11.7     4.7
                                               ----------------
      Total current assets                        352.4   610.9
                                               ----------------

Property, plant and equipment, at cost            606.3   520.4
    Less accumulated depreciation                 156.6   164.7
                                               ----------------
                                                  449.7   355.7
                                               ----------------

Goodwill, net                                     536.7   296.4

Investment in affiliates                           70.8     1.5

Other assets                                       86.3   108.7
                                               ----------------
    Total assets                               $1,495.9$1,373.2
                                               ================









                               -6-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
            (Millions of dollars, except share data)

                                             (Unaudited)
                                               July 2,   Dec. 31,
                                                 2000       1999
                                            (As restated)
                                              ---------- --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  128.8 $  92.5
  Accrued expenses                                113.7   111.6
  Current maturities of long-term debt              2.1    91.3
  Dividends payable                                 3.4     3.9
  Income taxes payable                             14.5    20.6
                                               ----------------
      Total current liabilities                   262.5   319.9
                                               ----------------
Long-term debt                                    505.0   224.4

Other long-term liabilities                        46.5    44.4

Postretirement benefits other than pensions        17.0    16.5

Deferred income taxes                             222.5   216.3
                                               ----------------
      Total liabilities                         1,053.5   821.5
                                               ----------------
Stockholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -       -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 15,589,139
    in 2000 and 17,509,064 shares in 1999,
    respectively                                   15.6    17.5
  Additional paid-in capital                          -       -
  Unearned compensation                            (3.9)   (4.8)
  Accumulated other comprehensive loss            (52.4)   (7.2)
  Retained earnings                               483.1   546.2
                                               ----------------
      Total stockholders' equity                  442.4   551.7
                                               ----------------
          Total liabilities and stockholders'
            equity                             $1,495.9$1,373.2
                                               ================

See accompanying notes to consolidated financial statements.



                               -7-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                July 2, June 30,
                                                  2000    1999
                                            (As restated)
                                                 ------ -------
Operating activities:
  Net (loss) income                             $  (2.3) $ 16.9
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
    Extraordinary item                              2.4       -
    Depreciation, cost of timber harvested and
     amortization of intangibles                   35.7    42.4
    Deferred income taxes                          (2.0)    1.0
    Loss (gain) on sale of property, plant
     and equipment                                  0.2    (0.2)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                    14.7   (10.5)
       Inventories                                (18.1)  (10.6)
       Other assets                                (7.1)    2.4
       Accounts payable                            18.5   (11.9)
       Accrued expenses                           (13.3)   (5.6)
       Income taxes payable                        (9.4)    2.9
       Other                                       (0.7)   (3.9)
                                                 ------ ------
  Net cash provided by operating activities        18.6    22.9
                                                 ------  ------


Investing activities:
    Purchases of property, plant and equipment    (34.2)  (41.8)
    Acquisitions                                 (354.4) (374.2)
    Proceeds from sale of
      property, plant and equipment                   -     1.1
    Other, net                                      0.1    (2.8)
                                                 ------  ------
  Net cash used in investing activities          (388.5) (417.7)
                                                 ------  ------











                               -8-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                      (Millions of dollars)
                           (Unaudited)
                                                Six Months Ended
                                                July 2, June 30,
                                                  2000    1999
                                           (As restated)
                                                 -----   -----
Financing activities:
  Net borrowing on lines of credit                 76.3    36.6
  Payments on long-term debt                      (15.8)  (21.8)
  Proceeds from long-term debt                     87.5   360.7
  Debt issue costs                                 (3.7)   (2.7)
  Purchases of outstanding common stock           (58.1)  (13.8)
  Dividends paid                                   (7.3)   (9.4)
  Other                                             1.0     1.0
                                                 ------  ------
Net cash provided by financing
   activities                                      79.9   350.6
                                                 ------  ------
  Decrease in cash and cash equivalents          (290.0)  (44.2)
Cash and cash equivalents at beginning of
  period                                          306.6    62.4
                                                 ------  ------
Cash and cash equivalents at end of period       $ 16.6  $ 18.2
                                                 ======  ======


See accompanying notes to consolidated financial statements.























                               -9-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
     Notes To Consolidated Financial Statements (Unaudited)

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

Restatement

     In November 2000, following a detailed review by its internal staff and independent accountants, the Company has restated the previously reported results of Display, which is included in its Merchandising and Specialty Packaging segment. The restatements had the effect of reducing net income by

                              -10-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 1.  Summary of Significant Accounting Policies, continued

Restatement, continued

$4.7 million in the first quarter of 2000 and reducing net income by $0.3 million in the second quarter of 2000. The adjustments in the second quarter of 2000 related to: revaluation of inventory standards; inventory obsolescence; allowance for doubtful accounts; and lower-than-expected full-year sales volume, which reduced operating income by $0.5 million in the second quarter of 2000. Accordingly, the financial statements for the periods presented in this Form 10-Q/A have been restated as follows:

                                Quarter Ended    Six Months Ended
                               --------------------------------
                               July 2, July 2,   July 2,  July 2,
                                2000     2000      2000    2000
                                 As       As        As      As
                              Reported Restated Reported  Restated
                                ------  ------    ------   ------
Statement of operations impact:
Net sales                       $255.3  $255.9    $495.4  $495.0
  Cost of products sold          201.3   202.1     392.6   399.0
  Selling, general and
   administrative expenses        44.9    45.2      87.2    88.0
                                ------  ------    ------  ------
   Income from operations          9.1     8.6      15.6     8.0

Other income, net                  2.8     2.8       2.9     2.9
Interest expense, net             (9.2)   (9.2)    (14.8)  (14.8)
                                ------  ------    ------  ------
   Income (loss) before taxes and
      extraordinary item           2.7     2.2       3.7    (3.9)

Income tax expense(benefit)        0.9     0.7      (0.5)   (3.1)
                                ------  ------    ------  ------
   Income (loss) before
     extraordinary item            1.8     1.5       4.2    (0.8)

   Extraordinary item, net of
      income taxes of $0.9           -       -      (1.5)   (1.5)
                                ------  ------    ------  ------
    Net income (loss)           $  1.8  $  1.5    $  2.7  $ (2.3)
                                ======  ======    ======  ======

 Earnings (loss) per share before
   extraordinary item:
     Basic                      $ 0.11  $ 0.10   $ 0.25  $ (0.05)
     Diluted                    $ 0.11  $ 0.09   $ 0.25  $ (0.05)




                              -11-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued


                                Quarter Ended    Six Months Ended
                               --------------------------------
                               July 2, July 2,   July 2,  July 2,
                                2000     2000      2000    2000
                                 As       As        As      As
                              ReportedRestated Reported  Restated
                                ------  ------    ------   ------
 Earnings (loss) per share:
     Basic                      $ 0.11  $ 0.10   $ 0.16  $ (0.14)
     Diluted                    $ 0.11  $ 0.09   $ 0.16  $ (0.14)



                                          July 2,     July 2,
                                            2000        2000
                                        As Reported As Restated
                                        -----------------------
Balance sheet impact:

Accounts receivable, net                  $182.8       $180.3
Inventories                                126.5        121.4
Income taxes payable                        17.1         14.5
Retained earnings                          488.1        483.1



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



                              -12-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

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

Note 3.  Comprehensive Income

     Comprehensive income (loss) for the quarters and the six months ended July 2, 2000 (as restated), and June 30, 1999, was $(28.2) million and $(47.5) million and $(42.5) million and $11.5 million, respectively. The difference between net income (loss) and comprehensive income (loss) is due to foreign currency translation.

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

                              -14-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

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
                                       ======      ======

     Pro forma financial information reflecting the combined results of the Company, Boxmore and Field Group as if these acquisitions occurred on January 1, 1999, is as follows (in millions, except per share amounts):

                       Quarter Ended        Six Months Ended
                     July 2,  June 30,     July 2,  June 30,
                       2000      1999       2000       1999
                       (As                   (as
                     restated              restated)
                     -------- ---------    --------- --------
Net sales              $255.9    $376.9      $529.4    $737.9

Income (loss) before
extraordinary item       $1.5      $9.3      $(1.3)     $11.1

Net income (loss)        $1.5      $9.3      $(2.8)     $11.1

Earnings (loss) per
 share before
 extraordinary
 item:

Basic                   $0.10     $0.44     $(0.08)     $0.52
Diluted                 $0.09     $0.43     $(0.08)     $0.51

Earnings (loss) per
share:

Basic                   $0.10     $0.44     $(0.17)     $0.52
Diluted                 $0.09     $0.43     $(0.17)     $0.51


                              -15-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

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

     An analysis of the restructuring reserve as of July 2, 2000 is as follows (in millions):

                       Employment  Facility  Defense
                       Reduction   Closure      Fees     Total
                       ---------   --------  --------   -------

Restructuring charge       $12.6      $1.2      $9.2     $23.0
Cash payments in 1999       (1.1)       -       (2.5)     (3.6)
                           -----     -----     -----     -----
Balance, December
  31, 1999                  11.5       1.2       6.7      19.4
Cash payments in 2000       (6.4)     (0.5)     (4.3)    (11.2)
Foreign currency
  translation               (0.1)       -         -       (0.1)
                           -----     -----     -----     -----
Balance, July 2, 2000      $ 5.0      $0.7      $2.4     $ 8.1
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



                              -16-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 6.  Income Taxes

     Excluding the non-recurring impact of the Shorewood transaction costs, the Company's effective income tax rate was 33% for the six months ended July 2, 2000 and 35% for the six months ended June 30, 1999. The decrease in the Company's effective income tax rate is primarily due to the acquisition of businesses in countries which have a lower effective tax rate.

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



                              -19-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

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


                              -20-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

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


                              -21-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

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

Note 9.  Segment Disclosure
                                 Second Quarter   Year-to-Date
                                 --------------  -------------
                                 (In millions)   (In millions)
                                  2000    1999     2000   1999
                                  (As              (As
                               restated)        restated)
Net sales:                        ----    ----     ----   ----
 European Specialty Packaging     $122.6 $ 89.6  $243.4 $105.0
 Merchandising and Specialty
  Packaging                        101.2  114.3   207.3  227.4
   Plastic Packaging                27.3      -    37.2      -
   Tissue                              -  108.2       -  207.0
 Forest Products/Land Development    4.8   15.4     7.1   27.2
                                  ------ ------  ------ ------
                                  $255.9 $327.5  $495.0 $566.6
                                  ====== ======  ====== ======
Earnings (losses) before interest
 and taxes (EBIT):
 European Specialty Packaging      $10.9  $ 5.8  $ 19.8  $ 6.4
 Merchandising and Specialty
  Packaging                         (0.4)   1.9    (5.8)   3.9
 Plastic Packaging                   2.5      -     3.5      -
 Tissue                                -   17.8       -   33.3
 Forest Products/Land Development    3.4    3.4     5.4    8.1
 Corporate/other                    (5.0)  (4.7)  (12.0)  (8.4)
                                  ------ ------  ------ ------
                                   $11.4  $24.2  $ 10.9  $43.3
                                  ====== ======  ====== ======






                              -22-
             CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued


Note 9.  Segment Disclosure, continued

                                             July 2,   June 30,
                                             2000          1999
                                          (As restated)
                                             --------  --------
                                               (In millions)
Identifiable assets:
 European Specialty Packaging                 $ 739.4    $534.0
 Plastic Packaging                              244.4         -
 Merchandising and Specialty Packaging          403.8     338.4
 Tissue                                             -     458.1
 Forest Products/Land Development                34.2     119.8
 Corporate/other                                 74.1      51.7
                                             --------  --------
                                             $1,495.9  $1,502.0
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


Overview

     Net sales were $255.9 million for the quarter ended July 2, 2000, compared to net sales of $327.5 million for the second quarter of 1999, or a decrease of $71.6 million. Net sales for the six months ended July 2, 2000, were $495.0 million compared to net sales for the six months ended June 30, 1999 of $566.6 million. The decreases in net sales for the quarter and first half of 2000 primarily reflect sales from the recently acquired European operations offset by the absence of sales from Chesapeake's former Tissue segment and lower Display sales.

     Net income for the quarter ended July 2, 2000, was $1.5 million, or $0.09 per diluted share, compared with 1999 second quarter net income of $8.4 million, or $.39 per diluted share. Net loss for the six months ended July 2, 2000, was $(2.3) million, or $(.14) per diluted share, compared with 1999 first







                              -24-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview, continued

half net income of $16.9 million, or $.78 per diluted share. Included in the first half of 2000's net income is an extraordinary charge for the early extinguishment of debt of $1.5 million, or $.09 per diluted share. The decrease in quarterly operating results is primarily due to reduced profitability of Display due to changes in product mix and volume decreases and the change in Chesapeake's business portfolio which resulted from acquisition and divestiture activities.

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

    Tax expense (benefit) for the six months ended July 2, 2000, includes the tax effect of the transaction costs associated with the Shorewood tender offer and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million. Excluding these nonrecurring items, the Company's effective tax rate for the second quarter and six months ended July 2, 2000, was 33% (See Note 6 to the consolidated financial statements).

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







                              -26-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Segment Information, continued

Merchandising and Specialty Packaging

                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
                    (As restated)
----------------------------------------------------------------
Second Quarter:
Net sales               $101.2    $114.3     (13.1)      (11.5)%
EBIT                      (0.4)      1.9      (2.3)     (121.1)%
Operating margin          (0.4)%     1.7%        -      (123.5)%

Six months:
Net sales                207.3     227.4     (20.1)      (8.8)%
EBIT                      (5.8)      3.9      (9.7)    (248.7)%
Operating margin          (2.8)%     1.7%        -     (264.7)%
================================================================

     Net sales for the second quarter of 2000 decreased 11.5 percent compared to the same period in the prior year, primarily due to lower sales volumes, which were impacted by delays in new product rollouts and a general slowdown in promotional activities within the Display business customer base, comprised largely of consumer products companies. Also reducing this segment's sales was the deconsolidation of Color-Box sales after the formation of the litho-laminated joint venture with Georgia-Pacific Corporation in February 2000, offset, in part, by sales generated by the acquisitions of Consumer Promotions International in October 1999 and Green Printing in February 2000. The decrease in EBIT and operating margin quarter over quarter reflected lower profitability in the Display business and start-up costs at the Company's Warren County, North Carolina, corrugated container facility, largely offset by improved profitability in the remainder of the corrugated container business.

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


Liquidity and Financial Position

     Net cash provided by operating activities decreased 18.8%, to $18.6 million for the six months ended July 2, 2000, compared to $22.9 million for the six months ended June 30, 1999, primarily due to a decrease in EBITDA offset, in part, by decreases in working capital. EBITDA, a measure of internal cash flow, which combines earnings before nonrecurring charges, interest, income taxes and non-cash charges for depreciation, cost of timber harvested, and amortization, was $49.2 million



                              -28-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Financial Position, continued

for the first six months of 2000, compared to EBITDA of $85.7 million for the first six months of 1999. This decrease in EBITDA was due primarily to the shift in the seasonal operating profit pattern of the Company's business portfolio and lower profitability in Display.

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

Accounting Pronouncements

     See Note 2 to the Consolidated Financial Statements.

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








                              -30-


Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

              4.1 - Credit Agreement, dated as of June 15, 2000, among Chesapeake Corporation, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC, Chesapeake U.K. Holdings Limited, Boxmore International PLC, Field Group PLC and Chesapeake Europe, SAS, as the Borrowers, Various Financial Institutions and Other Persons From Time to Time Parties Thereto, as the Lenders, First Union National Bank, as the Administrative Agent, Bank of America, N.A., as the Syndication Agent, and Wachovia Bank, N.A., as the Documentation Agent (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000)

              27.1 - Restated Financial Data Schedule - 2000

         (b)Reports on Form 8-K:

             None.



























                              -31-

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


































                              -32-
                          EXHIBIT INDEX



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

27.1    Restated Financial Data Schedule - 2000 *



*  Filed herewith































                              -33-