Form 10-Q
period 2000-10-01
CHESAPEAKE CORP /VA/
filed 2000-11-20
CIK 19731

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q


 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 1, 2000

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

Number of shares of $1.00 par value common stock outstanding as of October 30, 2000: 15,110,666 shares.





                      CHESAPEAKE CORPORATION
                             FORM 10-Q
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000
                               INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Earnings-
          Quarter and Nine Months ended October 1, 2000
          and September 30, 1999                             3

        Consolidated Balance Sheets
         at October 1, 2000 and December 31, 1999            5

        Consolidated Statements of Cash Flows-
         Nine Months ended October 1, 2000
          and September 30, 1999                             7

        Notes to Consolidated Financial Statements           9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   23

    Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                               31

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                               32

    Item 6. Exhibits and Reports on Form 8-K                32


Signature                                                   33














                                -2-
                              PART I


              CHESAPEAKE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
               (In millions, except per share data)
                            (Unaudited)

                                Quarter Ended   Nine Months Ended
                               ---------------------------------
                              Oct. 1, Sep. 30,   Oct. 1, Sep. 30,
                                  2000    1999      2000     1999
                                ------  ------    ------   ------
Net sales                       $273.5  $350.2    $768.5   $916.8
Costs and expenses:
  Cost of products sold          218.0   270.2     617.0    714.7
  Selling, general and
   administrative expenses        45.9    48.0     134.0    132.2
  Restructuring/special charges    5.1       -       5.1        -
                                ------  ------    ------   ------
   Income from operations          4.5    32.0      12.4     69.9

Gain on sales of businesses          -    85.9         -     85.9
Other income and expenses, net     3.4     1.6       6.4      7.0
Interest expense, net            (11.3)  (11.8)    (26.1)   (29.2)
                                ------  ------    ------   ------
   (Loss) income before taxes
      and extraordinary item      (3.4)  107.7      (7.3)   133.6

Income tax (benefit) expense      (1.7)   41.9      (4.8)    50.9
                                ------  ------    ------   ------
   (Loss) income before
      extraordinary item          (1.7)   65.8      (2.5)    82.7

   Extraordinary item, net of
      income taxes of $0.9           -       -       1.5        -
                                ------  ------    ------   ------
    Net (loss) income           $ (1.7) $ 65.8    $ (4.0)  $ 82.7
                                ======  ======    ======   ======














                                -3-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS, Continued
               (In millions, except per share data)
                            (Unaudited)

                                Quarter Ended   Nine Months Ended
                               ---------------------------------
                               Oct. 1,  Sep. 30, Oct. 1, Sep. 30,
                                  2000     1999     2000     1999
                                ------   ------   ------   ------
Basic (loss) earnings per share:
   (Loss) earnings before
      extraordinary item         $(0.11) $ 3.21  $ (0.16)  $ 3.92
   Extraordinary item, net of
      income taxes                    -       -    (0.09)       -
                                 ------  ------   ------   ------
Basic (loss) earnings per share  $(0.11) $ 3.21  $ (0.25)  $ 3.92
                                 ======  ======   ======   ======
Weighted average number of
 common shares                     15.1    20.5     16.0     21.1
                                 ======  ======   ======   ======
Diluted (loss) earnings per share:
   (Loss) earnings before
      extraordinary item         $(0.11) $ 3.16  $ (0.16)  $ 3.87
   Extraordinary item, net of
      of income taxes                 -       -    (0.09)       -
                                 ------  ------   ------   ------
Diluted (loss) earnings
 per share                      $(0.11)  $ 3.16 $ (0.25)   $ 3.87
                                 ======  ======   ======   ======
Weighted average number of
 common shares and equivalents
 outstanding, assuming dilution    15.1    20.8     16.0     21.3
                                 ======  ======   ======   ======
Cash dividends declared per
 share of common stock           $ 0.22  $ 0.22   $ 0.66   $ 0.66
                                 ======  ======   ======   ======


See accompanying notes to consolidated financial statements.













                                -4-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       (Millions of dollars)

                                             (Unaudited)
                                               Oct. 1,   Dec. 31,
                                                 2000      1999
                                              ---------- --------

      ASSETS

Current assets:
    Cash and cash equivalents                  $    5.4 $  306.6
    Accounts receivable (less allowance
     of $4.5 and $4.1)                            194.0    170.5

    Inventories:
     Finished goods                                50.1     41.8
     Work in process                               24.4     28.2
     Materials and supplies                        44.1     36.7
                                               -------- --------
      Total inventories                           118.6    106.7

    Deferred income taxes                          22.4     22.4
    Other                                          14.1      4.7
                                               -------- --------
      Total current assets                        354.5    610.9
                                               -------- --------

Property, plant and equipment, at cost            594.4    520.4
    Less accumulated depreciation                 162.9    164.7
                                               -------- --------
                                                  431.5    355.7
                                               -------- --------

Goodwill, net                                     524.6    296.4

Investment in affiliates                           71.6      1.5

Other assets                                       97.3    108.7
                                               -------- --------

    Total assets                               $1,479.5 $1,373.2
                                               ======== ========









                                -5-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS, Continued
             (Millions of dollars, except share data)

                                             (Unaudited)
                                               Oct. 1,   Dec. 31,
                                                 2000      1999
                                              ---------- --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  137.7  $   92.5
  Accrued expenses                                103.8     111.6
  Current maturities of long-term debt              1.9      91.3
  Dividends payable                                 3.3       3.9
  Income taxes payable                                -      20.6
                                               --------  --------
      Total current liabilities                   246.7     319.9
                                               --------  --------
Long-term debt                                    529.2     224.4

Other long-term liabilities                        45.7      44.4

Postretirement benefits other than pensions        15.8      16.5

Deferred income taxes                             233.0     216.3
                                               --------  --------
      Total liabilities                         1,070.4     821.5
                                               --------  --------
Stockholders' equity:
  Preferred stock, $100 par value, issuable
    in series; authorized, 500,000 shares;
    issued, none                                      -         -
  Common stock, $1 par value; authorized,
    60,000,000 shares; outstanding 15,144,666
    in 2000 and 17,509,064 shares in 1999,
    respectively                                   15.1      17.5
  Unearned compensation                            (3.6)     (4.8)
  Accumulated other comprehensive loss            (68.5)     (7.2)
  Retained earnings                               466.1     546.2
                                               --------  --------
      Total stockholders' equity                  409.1     551.7
                                               --------  --------
          Total liabilities and stockholders'
            equity                             $1,479.5  $1,373.2
                                               ========  ========

See accompanying notes to consolidated financial statements.





                                -6-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Millions of dollars)
                            (Unaudited)
                                               Nine Months Ended
                                                Oct. 1, Sep. 30,
                                                 2000     1999
                                                 ------ -------
Operating activities:
  Net (loss) income                              $ (4.0) $ 82.7
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
    Gain on sale of businesses                        -   (85.9)
    Extraordinary item                              2.4       -
    Depreciation, cost of timber harvested and
     amortization of intangibles                   53.9    65.4
Undistributed earnings of affiliates               (0.9)      -
    Deferred income taxes                           9.5    (5.7)
    Gain on sale of property, plant
      and equipment                                   -    (0.2)
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable, net                    (6.0)  (39.2)
       Inventories                                (19.0)  (13.9)
       Other assets                                (6.4)    1.6
       Accounts payable                            18.1     7.5
       Accrued expenses                             8.7   (14.9)
       Income taxes payable                       (24.0)   47.7
       Other, net                                  (6.4)    4.0
                                                 ------  ------
  Net cash provided by operating activities        25.9    49.1
                                                 ------  ------


Investing activities:
    Purchases of property, plant and equipment    (57.7)  (66.8)
    Acquisitions                                 (363.7) (374.3)
    Proceeds from sale of businesses                2.0   185.3
    Proceeds from sale of
      property, plant and equipment                   -     1.1
    Other, net                                     (0.7)   (6.4)
                                                 ------  ------
  Net cash used in investing activities          (420.1) (261.1)
                                                 ------  ------









                                -7-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                       (Millions of dollars)
                            (Unaudited)
                                               Nine Months Ended
                                                Oct. 1, Sep. 30,
                                                  2000    1999
                                                 -----   -----
Financing activities:
  Net borrowings on lines of credit               133.6   317.2
  Payments on long-term debt                      (43.6)  (21.7)
  Proceeds from long-term debt                     87.6    23.1
  Purchases of outstanding common stock           (70.7) (117.6)
  Dividends paid                                  (10.6)  (14.0)
  Debt issuance costs                              (4.0)   (2.5)
  Other                                             0.7     1.1
                                                 ------  ------
Net cash provided by financing
   activities                                      93.0   185.6
                                                 ------  ------

  Decrease in cash and cash equivalents          (301.2)  (26.4)
Cash and cash equivalents at beginning of
  period                                          306.6    62.4
                                                 ------  ------
Cash and cash equivalents at end of period      $  5.4   $ 36.0
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

Restatement

     In November 2000, following a detailed review by its internal staff and independent accountants, the Company restated the previously reported results of its U.S. point-of-purchase Display business ("Display"), which is included in its Merchandising and


                                -9-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements(Unaudited),continued

Note 1.  Summary of Significant Accounting Policies, continued

Restatement, continued

Specialty Packaging segment. The restatement had the effect of reducing net income by $4.7 million in the first quarter of 2000 and reducing net income by $0.3 million in the second quarter of 2000. The adjustments in the first half of 2000 related to: revaluation of inventory standards; lower-than-expected full-year sales volume; inventory obsolescence; and allowance for doubtful accounts. In the aggregate the restatements reduced operating income by $7.6 million in the first half of 2000.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 will be adopted in the fourth quarter of 2000 and is not expected to have a material impact on the Company's financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 requires companies to record derivative instruments on the balance sheet as assets or liabilities,



                               -10-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 2.  Adoption of Accounting Pronouncements, continued

measured at fair market value. Statement of Financial Accounting Standards No. 137, which was issued in July 1999, defers the Company's required adoption of SFAS 133 until fiscal year 2001. The adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's financial statements.

Note 3.  Comprehensive Income

     Comprehensive income (loss) was $(17.8) million and $(65.3) million for the quarter and the nine months ended October 1, 2000, and $83.5 million and $95.0 million for the quarter and nine months ended September 30, 1999, respectively. The difference between net income (loss) and comprehensive income (loss) is due to foreign currency translation.

Note 4.  Acquisitions and Dispositions

     On October 10, 2000, the Company completed the acquisition of First Carton Group Ltd. ("First Carton"), a European specialty packaging supplier for the food and drinks markets, for approximately $118 million. First Carton has operations in six locations in the United Kingdom and Germany. The purchase price for the acquisition was paid through borrowings under the Company's existing senior credit facility. See Note 7 to the Consolidated Financial Statements for a discussion regarding debt.

     Additionally, on September 1, 2000, the Company acquired
Lithoprint Holdings Limited ("Lithoprint").  Lithoprint is a
Scottish supplier of wet-applied labels and commercial printing.

     On February 24, 2000, the Company completed its acquisition of substantially all of the outstanding capital shares of Boxmore International PLC ("Boxmore"), a European specialty packaging company headquartered in Belfast, Northern Ireland. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions II PLC ("Chesapeake UK II"), a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Boxmore at a purchase price of approximately (pound)2.65 per share. The tender offer represented a value of approximately $319 million for Boxmore's outstanding share capital. Including assumed debt of approximately $64 million, the tender offer reflected a total enterprise value for Boxmore of approximately $383 million. The purchase price for Boxmore's capital shares was paid in cash of approximately $234 million, and approximately $85 million in unsecured loan notes ("Loan Notes") issued to certain Boxmore shareholders by Chesapeake UK II and guaranteed by First


                               -11-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

Union National Bank, London Branch ("First Union, London"). The Loan Notes bear interest at a variable rate per annum equal to the LIBOR rate for six month sterling deposits less one-half of one percent, are redeemable in whole or part at the option of the holders on each biannual interest payment date commencing February 28, 2001, and, if not earlier redeemed, mature on February 28, 2005. Under the terms of its current credit facility, Chesapeake is required to pay First Union, London a 1.125% loan guarantee fee on the outstanding loan note balance.

     During the first quarter of 2000, the Company also completed the acquisitions of Green Printing Company, Inc., a specialty packaging producer and printer in Lexington, North Carolina, and a corrugated container facility in Warren County, North Carolina, and finalized the formation of a joint venture with Georgia-Pacific Corporation ("G-P"), in which the two companies combined their litho-laminated graphic packaging businesses.

     Effective October 3, 1999, Wisconsin Tissue Mills Inc., renamed WTM I Company ("WT"), a wholly owned subsidiary of the Company, completed the formation of a joint venture with G-P through which the companies combined their commercial tissue businesses. WT contributed substantially all of the assets and liabilities of the Company's tissue business to the joint venture, known as Georgia-Pacific Tissue, LLC, and received a 5% equity interest in the joint venture and a tax deferred cash distribution of approximately $755.0 million.

     On September 10, 1999, the Company completed the sale of approximately 278,000 acres of timberland in Virginia, Maryland and Delaware, and on July 30, 1999, the Company completed the sale of its building products business (two sawmills, a lumber processing plant and a wood-chip mill) for combined cash proceeds of approximately $185 million. The 1999 third quarter results include a non-recurring after-tax gain on sales of these businesses of $51.7, net of a revision of $11.7 million after-tax cost associated with the disposal of the kraft products business segment.

     On May 5, 1999, the Company acquired Berry's (Holding) Limited of Ireland ("Berry's"). Berry's is one of Ireland's largest suppliers of printed pharmaceutical leaflets and self-adhesive labels and has annual net sales of approximately $9 million.




                              -12-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

     On March 18, 1999, Chesapeake completed its acquisition of substantially all of the outstanding capital shares of Field Group plc ("Field Group"), a European specialty packaging company headquartered in the United Kingdom. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions PLC, a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Field Group at a purchase price of (pound) 3.60 per share. As of April 30, 1999, Chesapeake acquired compulsorily all remaining outstanding shares of Field Group. The final purchase price of approximately $373.3 million was funded through a combination of approximately $316.1 million in borrowings under a credit facility, $22.2 million in unsecured loan notes issued to certain Field Group shareholders, and $35.0 million in cash.

     Each of the acquisitions has been accounted for using the purchase method and is included in the results of operations since the purchase date. As of the acquisition date of Boxmore, the Company initiated plans to eliminate duplicate functions and processes at Boxmore and restructure capacity at certain acquired facilities. Approximately $8 million was recorded in the opening balance sheet for restructuring reserves, consisting primarily of $5 million related to severance and $3 million related to closure costs. The remaining estimated payments for severance, relocation and restructuring costs associated with these plans is expected to be in the range of $6 million to $10 million. These restructuring plans are expected to be completed within one year after completion/closing.

     The purchase price amounts for the acquisitions which occurred during the nine months ending October 1, 2000, and September 30, 1999, have been allocated to the acquired net assets as summarized below (in millions):

                                      Oct. 1,     Sep. 30,
                                         2000         1999
                                       ------       ------

Fair value of assets acquired          $517.5      $553.5
Liabilities assumed or created         (149.2)     (167.5)
Cash acquired                            (4.6)      (11.7)
                                       ------      ------
  Cash paid for acquisitions, net      $363.7      $374.3
                                       ======      ======







                             -13-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 4.  Acquisitions and Dispositions, continued

     Pro forma financial information reflecting the results of the Company as if the Boxmore and Field Group acquisitions occurred on January 1, 1999, is as follows (in millions, except per share amounts):

                        Nine Months Ended
                       Oct. 1,   Sept. 30,
                        2000        1999
Net sales              $ 803.1    $ 1,132.1
Income before
extraordinary item       (3.0)         77.8
Net income               (4.5)         77.8

Earnings per share
before
extraordinary item:
Basic                  $(0.19)        $3.69
Diluted                $(0.19)        $3.65

Net income per
share:
 Basic                 $(0.28)        $3.69
 Diluted               $(0.28)        $3.65



Note 5.  Restructuring/Special Charges

     In the fourth quarter of 1999, the Company recognized a pretax restructuring/special charge of $38 million related to employment reduction, the closure of one facility, impairment of assets in the Company's French operations and defense costs incurred to respond to an unsolicited proposal by Shorewood Packaging Corporation ("Shorewood") to acquire Chesapeake. The cash portion of the restructuring/special charges was $23 million. Announced workforce reductions included approximately 300 employees in the Merchandising and Specialty Packaging segment, 170 employees in the European Specialty Packaging segment and 10 corporate employees. Payments made through the third quarter for employment reduction included approximately 246 employees in the Merchandising and Specialty Packaging segment, 120 employees in the European Specialty Packaging Segment and 10 corporate employees. In the third quarter of 2000, the Company revised its estimate of defense costs by $5.1 million, $2.7 million after taxes, to reflect additional defense fees associated with the Shorewood transaction. The Company anticipates completing the above restructuring activities as planned by the end of the year.






                               -14-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued


Note 5.  Restructuring/Special Charges, continued

     An analysis of the restructuring reserve as of and for the nine months ended October 1, 2000, is as follows (in millions):

                       Employment  Facility  Defense
                       Reduction   Closure      Fees     Total
                       ---------   --------  --------   -------

Restructuring charge       $12.6      $1.2      $9.2     $23.0
Cash payments in 1999       (1.1)       -       (2.5)     (3.6)
                           -----     -----     -----     -----
Balance, December
  31, 1999                  11.5       1.2       6.7      19.4
Cash payments in 2000       (7.2)     (1.0)     (4.4)    (12.6)
Foreign currency
  translation               (0.4)        -        -       (0.4)
Restructuring charge          -          -       5.1       5.1
                           -----     -----     -----     -----
Balance, October 1, 2000    $3.9      $0.2      $7.4     $11.5
                           =====     =====     =====     =====

Note 6.  Income Taxes

     Excluding the non-recurring impact of the Shorewood transaction costs in the first quarter of 2000 and the gains on sales of businesses in 1999, the Company's effective income tax rate was 46.1% for the nine months ended October 1, 2000 and 35% for the nine months ended September 30, 1999. The increase in the Company's effective income tax rate is primarily due to lower U.S.- based income in relation to income from foreign sources.

Note 7.  Debt

     On June 15, 2000, Chesapeake terminated its six month $250 million senior credit facility, which resulted in an extraordinary charge of $1.5 million after taxes, and entered into a five year $450 million senior credit facility. Interest accrues on the outstanding balance of the loan based upon Chesapeake's choice of the following rates: (i) an alternative base rate, which is equal to the higher of the administrative agent's base rate or the federal funds rate plus 1/2 of 1%, plus a margin determined by reference to the Company's leverage ratios; (ii) LIBOR, based on U.S. dollars, pounds or Euros, plus a margin, based on the Company's leverage ratios; or (iii) a fixed interest rate per annum. The Company is required to pay a 1.125% loan guarantee fee,



                               -15-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 7.  Debt, continued

which varies based on the Company's leverage ratios, on the outstanding loan note balance issued in connection with the Boxmore acquisition. In addition, the Company is required to pay a fee based on the total facility commitment and the Company's leverage ratio. The facility has customary covenants, including debt and acquisition limits, interest coverage and a minimum net worth requirement. Chesapeake's foreign subsidiary obligations under this facility are collateralized by a pledge of the stock of its principal foreign subsidiaries.

     The Company is in compliance with all of its debt covenants as of the end of the third quarter of 2000. However, due to the lower than anticipated profitability of Display, the Company may not achieve compliance with certain financial covenants contained in its five year $450 million senior credit facility as of the end of the fourth quarter of 2000. The Company is in discussions with the administrative agent for the credit facility and is confident that any necessary waiver or amendment will be obtained, which may include increased interest costs, before the end of the fourth quarter to ensure continued availability of adequate financial resources to support anticipated long-term and short-term capital needs and commitments.

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

     In June 1994, the United States Department of Interior,
Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated-biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands, or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The governmental and tribal agencies are proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs have engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims. In addition, the PRPs have been cooperating with DNR in its preparation of a natural resource damage assessment. WT and other PRPs are also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System.

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

     On October 25, 2000, the federal and tribal natural resources trustees released a proposed Restoration and Compensation Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs. The RCDP will not be finalized until the conclusion of a 45 day public comment period. The RCDP states that the final natural resource damage claim will depend on the extent of PCB cleanup undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates costs of restoration to address present and future PCB injuries in a range of $111 million to $268 million. WT believes that the alleged damages to natural resources are overstated and intends to provide comments to that effect on the RCDP.

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

     On April 19, 1999, the EPA and the Virginia Department of
Environmental Quality ("DEQ") each issued Notices of Violation

                               -19-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Commitments and Contingencies, continued

("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake may be required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2.0 million deductible. The Company and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs, and have presented an initial settlement offer, consisting primarily of engineering measures, to the EPA and DEQ. Based upon a review of the NOVs and an analysis of the applicable law and facts, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. The Company and St. Laurent are negotiating with EPA, the United States Department of Justice and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are

                               -20-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements (Unaudited),continued

Note 8.  Commitments and Contingencies, continued

ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement and, if so, to what extent.

Litigation

The Company is a party to various other legal actions, which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

Note 9.  Segment Disclosure

                                 Third Quarter    Year-to-Date
                                 --------------  -------------
                                 (In millions)   (In millions)
                                  2000    1999     2000   1999
Net sales:                        ----    ----     ----   ----
 European Specialty Packaging $126.4 $102.1 $369.8 $207.1 Merchandising and Specialty
  Packaging                        114.6  124.4   321.9  351.8
   Plastic Packaging                25.1      -    62.3      -
   Tissue                              -  112.6       -  319.6
 Forest Products/Land Development    7.4   11.1    14.5   38.3
                                  ------ ------  ------ ------
                                  $273.5 $350.2  $768.5 $916.8
                                  ====== ======  ====== ======

Earnings (losses) before interest and
 taxes (EBIT):
 European Specialty Packaging     $ 14.6 $  9.6  $ 34.4 $ 16.0
 Merchandising and Specialty
  Packaging                         (5.3)   4.4   (11.1)   8.3
 Plastic Packaging                   1.8      -     5.3      -
 Tissue                                -   17.8       -   51.1
 Forest Products/Land Development    4.8    5.1    10.2   13.2
 Corporate/other                    (8.0)  (3.3)  (20.0) (11.7)
                                  ------ ------  ------ ------
                                     7.9   33.6    18.8   76.9
 Gain on sale of businesses            -   85.9       -   85.9
                                  ------ ------  ------ ------
                                   $ 7.9 $119.5  $ 18.8 $162.8
                                  ====== ======  ====== ======


                               -21-
              CHESAPEAKE CORPORATION AND SUBSIDIARIES
 Notes To Consolidated Financial Statements (Unaudited),continued

Note 9.  Segment Disclosure, continued

                                             Oct. 1,   Sep. 30,
                                             2000          1999
                                                (In Millions)
Identifiable assets:                         --------  --------
 European Specialty Packaging                $  765.4  $  568.1
 Plastic Packaging                              187.2         -
 Merchandising and Specialty Packaging          408.0     355.9
 Tissue                                            -      465.7
 Forest Products/Land Development                37.2      34.8
 Corporate/other                                 81.7      66.9
                                             --------  --------
                                             $1,479.5  $1,491.4
                                             ========  ========

     Chesapeake currently conducts its business in four segments. The Company's European Specialty Packaging segment, which is comprised of the Field Group operations and the paper-based specialty packaging operations of Boxmore, produces folding cartons, labels, and leaflets, primarily for consumer products and pharmaceutical/healthcare companies. The results of the operations of Field Group and Boxmore are included in the consolidated segment results since their respective acquisition dates of March 18, 1999, and February 24, 2000 (see Note 4). The Merchandising and Specialty Packaging segment produces and sells point-of-sale displays, merchandising services, graphic packaging and corrugated shipping containers (see Note 1 regarding restatement). The Plastic Packaging segment is comprised of the plastic-based specialty packaging operations of Boxmore, which produce plastic containers for food/drink and agricultural/industrial markets.
The Forest Products/Land Development segment manages the Company's real estate holdings. The Company's Tissue segment was composed of the commercial and industrial tissue operations of WT and Wisconsin Tissue de Mexico, which were contributed to a joint venture with Georgia-Pacific Corporation effective October 3, 1999. There were no material intersegment sales for the nine months ended October 1, 2000, and September 30, 1999.















                               -22-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Restatement

     In November 2000, following a detailed review by its internal staff and independent accountants, the Company has restated the previously reported results of Display, which is included in its Merchandising and Specialty Packaging segment. The resulting revisions had the effect of reducing the previously reported net income for the first quarter of 2000 by approximately $4.7 million, or $0.27 per share, and reducing previously reported earnings for the second quarter of 2000 by approximately $0.3 million, or $0.02 per share. As a result, the Company has restated its previously issued consolidated financial statements to reflect adjustments related to: allowance for doubtful accounts; inventory obsolescence; lower-than-expected full-year sales volume; and the revaluation of inventory standards.

     The review described above indicated no adjustments were necessary to the 1999 audited results as reported.

     The Company has retained both Goldman, Sachs & Co. and McKinsey & Co mpany to assist in exploring strategic alternatives for Display.

Overview

     Net sales were $273.5 million for the quarter ended October 1, 2000, compared to net sales of $350.2 million for the third quarter of 1999, or a decrease of $76.7 million. Net sales for the nine months ended October 1, 2000, were $768.5 million compared to net sales for the nine months ended September 30, 1999, of $916.8 million. The decreases in net sales for the third quarter and first nine months of 2000 primarily reflect the elimination of sales from the Company's former Tissue segment, lower Display sales, and the impact of unfavorable foreign exchange translation rates against the U.S. dollar, offset, in part, by sales generated by acquired businesses (Boxmore, Green Printing, Consumer Promotions International, and Lithoprint).

    Net loss for the quarter ended October 1, 2000, was $(1.7) million, or $(0.11) per diluted share, compared with 1999 third quarter net income of $65.8 million, or $3.16 per diluted share. Net loss for the nine months ended October 1, 2000, was $(4.0) million, or $(0.25) per diluted share, compared with net income for the nine months ended September 30, 1999, of $82.7 million,






                               -23-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Overview, continued

or $3.87 per diluted share. Results for 1999 included a non-recurring gain of $51.7 million after tax, or $2.48 per diluted share for the third quarter and $2.43 per diluted share for the nine months, on the sale of the Company's building products business and approximately 278,000 acres of timberland, net of a revision of estimated costs associated with the disposal of the kraft products business segment. Excluding the effect of nonrecurring items for the third quarter and nine months ended September 30, 1999, the decreases in operating results reflect lower sales and operating margins in the Display business, which was impacted by product mix and a general slowdown in promotional programs and new product launches by several major U.S. consumer products companies, the contribution of the Company's tissue operations to a joint venture with Georgia-Pacific at the end of the third quarter of 1999, and the impact of unfavorable foreign exchange translation rates in Europe against the U.S. dollar.

     Selling, general and administrative expenses (SG&A) as a percentage of net sales was approximately 17% for the quarter and nine months ended October 1, 2000, and approximately 14% for the same periods in the prior year. The increase in SG&A as a percentage of net sales was due to increased depreciation related to the implementation late in 1999 of an Enterprise Resource Planning system and the changes in the Company's business portfolio.

    Other income and expenses, net, increased $1.8 million for the quarter ended October 1, 2000, compared to the same period in 1999, due to higher income from unconsolidated subsidiaries and the acquisition of Boxmore. During the first quarter of 2000, the Company announced the expiration of its offer to acquire Shorewood Packaging Corporation ("Shorewood") after International Paper Company entered into a definitive agreement to acquire Shorewood. Other income and expenses, net, for the first nine months of 2000 includes nonrecurring expenses associated with the Shorewood tender offer of $10.3 million, which were largely offset by a $7.7 million gain on Chesapeake's sale of 4.1 million shares of Shorewood common stock.

     In the fourth quarter of 1999, the Company recognized a pretax restructuring/special charge of $38 million related to employment reduction, the closure of one facility, impairment of assets in the Company's French operations and defense fees incurred to respond to an unsolicited proposal by Shorewood to acquire Chesapeake (see Note 5 to Consolidated Financial Statements for discussion regarding restructuring charges).


                               -24-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Overview, continued

Ongoing annual operating savings of approximately $11 million upon full implementation of the program are expected in the form of reduced salaries and benefit expenses (approximately $7.5 million), reduced manufacturing costs (approximately $1.0 million) and reduced depreciation expense (approximately $2.5 million). The Company estimates that actions implemented under the plan resulted in pre-tax savings of approximately $2.0 million and $5.1 million for the quarter and nine months ended October 1, 2000, respectively. In the third quarter of 2000, the Company revised its estimate of defense cost by $5.1 million, $2.7 million net of taxes, or $.18 per share, to reflect additional defense fees associated with the Shorewood transaction.

    Tax expense for the nine months ended October 1, 2000, includes the tax effect of the transaction costs associated with the Shorewood tender offer and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million. Tax expense for the third quarter and nine months ended September 30, 1999, included a gain on the sale of the building products business and approximately 278,000 acres of timberland of approximately $34.2 million. Excluding these nonrecurring items, the Company's effective tax rate for the nine months ended October 1, 2000, was approximately 46.1% compared to approximately 35% for the nine months ended September 30, 1999 (see Note 6 to Consolidated Financial Statements). The increase in the Company's effective tax rate is primarily due to lower U.S. based income in relation to income from foreign sources.

     Lower debt levels and increased cash balances, partially offset by higher interest rates, decreased net interest expense by $0.5 million and $3.1 million for the quarter and nine months ended October 1, 2000, respectively, compared to the same periods ended September 30, 1999.















                             -25-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued


Segment Information

European Specialty Packaging
                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Third quarter:
Net sales               $126.4    $102.1     $24.3       23.8%
EBIT                      14.6       9.6       5.0       52.1%
Operating margin          11.6%      9.4%        -       23.4%

Nine months:
Net sales                369.8     207.1     162.7       78.6%
EBIT                      34.4      16.0      18.4      115.0%
Operating margin           9.3%      7.7%        -       20.8%
================================================================

     The European Specialty Packaging segment consists of Field Group, acquired in March 1999, and the paper-based specialty packaging operations of Boxmore, acquired in February 2000. These operations have been consolidated since their respective acquisition dates. Net sales for the third quarter and nine months ended October 1, 2000, increased 23.8% and 78.6% over the comparable periods in 1999, due to the addition of the paperboard packaging business of Boxmore. On a pro forma basis, assuming Field Group and Boxmore were acquired as of January 1, 1999, net sales were down 8% for the third quarter of 2000 and flat for the nine months ended October 1, 2000, versus pro forma results for the comparable periods in 1999. The fluctuations in pro forma sales were due to increases in business volume offset by the impact of unfavorable foreign exchange translation rates.

     Earnings before interest and taxes ("EBIT") for this segment for the third quarter and nine months ended October 1, 2000, increased over the corresponding 1999 periods largely due to the addition of the Boxmore business and productivity improvements in the Field Group. On a pro forma basis, EBIT was up 32% and 34% for the quarter and nine months ended October 1, 2000, respectively, compared to the same pro forma periods in 1999. The increase in pro forma EBIT was largely due to volume growth and productivity improvements in the Field Group, offset in part by the effects of unfavorable foreign exchange translation rates.






                               -26-

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Segment Information, continued

Merchandising and Specialty Packaging

                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Third Quarter:
Net sales               $114.6    $124.4     $(9.8)      (7.9)%
EBIT                      (5.3)      4.4      (9.7)    (220.4)%
Operating margin          (4.6)%     3.5%        -     (231.4)%

Nine months:
Net sales                321.9     351.8     (29.9)      (8.5)%
EBIT                     (11.1)      8.3     (19.4)    (233.7)%
Operating margin          (3.4)%     2.4%        -     (241.7)%
================================================================

     Net sales for the Merchandising and Specialty Packaging segment for the third quarter and first nine months of 2000 decreased 7.9% and 8.5%, respectively, primarily due to lower sales volumes, which were impacted by delays in new product rollouts and a general slowdown in promotional activities within Display's customer base, comprised largely of consumer products companies. Also reducing this segment's sales was the deconsolidation of sales of the Company's former Color-Box business after the formation of the litho-laminated joint venture with Georgia-Pacific Corporation in February 2000, offset, in part, by sales generated by Consumer Promotions International (acquired in October 1999) and Green Printing (acquired in February 2000). The quarter-over-quarter and year-over-year EBIT declines resulted primarily from lower operating margins in Display due to sales reductions and product-mix changes and start-up costs at the Company's Warren County, North Carolina, corrugated container facility, offset, in part, by the equity pick up related to Color-Box which is accounted for by the equity method.

Plastic Packaging

     The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, acquired in February 2000. Net sales and EBIT for the segment were $25.1 million and $1.8 million for the quarter ended October 1, 2000, and $62.3 million and $5.3 million for the nine months ended October 1, 2000, respectively. On a pro forma basis, assuming Boxmore was acquired as of January 1, 1999, net sales and EBIT were up approximately 22.4% and more than 100%, respectively, for the third quarter and 21.4% and 62.9% for the nine months ended

                               -27-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Segment Information, continued

October 1, 2000, compared to the pro forma 1999 third quarter and year-to-date. These improvements were generated from volume increases and improved production efficiencies, partially offset by the impact of unfavorable foreign currency exchange rates.

Forest Products/Land Development
                                            Increase/(Decrease)
(Dollars in millions)     2000      1999        $        %
----------------------------------------------------------------
Third quarter:
Net sales                 $7.4     $11.1       $(3.7)    (33.3)%
EBIT                       4.8       5.1        (0.3)     (5.9)%
Operating margin          64.9%     45.9%         -       41.4%

Nine months:
Net sales                 14.5      38.3       (23.8)    (62.1)%
EBIT                      10.2      13.2        (3.0)    (22.7)%
Operating margin          70.3%     34.5%         -      103.8%
================================================================

     The decrease in sales and earnings, and the increase in operating margins, for the quarter and nine months ended October 1, 2000, compared to corresponding 1999 periods, reflects the impact of the sale of a substantial portion of the Company's timberland and its Building Products business in the third quarter of 1999, offset in part by increased land sales.

Tissue

     The Tissue segment was eliminated from separate reporting after the formation of the Tissue JV with Georgia-Pacific on October 4, 1999. The results of Chesapeake's 5% equity interest in the Tissue JV are included in the Corporate/Other segment.

Liquidity and Financial Position

     Net cash provided by operating activities decreased 47.3%, to $25.9 million, for the nine months ended October 1, 2000, compared to $49.1 million for the nine months ended September 30, 1999, primarily due to a decrease in EBITDA offset, in part, by decreases in working capital. EBITDA, a measure of internal cash flow, which combines earnings before nonrecurring charges, interest, income taxes and non-cash charges for depreciation, cost of timber harvested, and amortization, was $80.4 million for the first nine months of 2000, compared to EBITDA of $142.3 million for the first nine months of 1999. This decrease in EBITDA was due primarily to the shift in the Company's business

                             -28-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Financial Position, continued

portfolio and lower profitability at Display.

     Net cash used in investing activities for the first nine months of 2000 was $420.1 million, compared to $261.1 million in the first nine months of 1999, which primarily reflects the cash utilized or received for acquisitions and divestitures in each period (see Note 4 to the Consolidated Financial Statements).

     Net cash provided by financing activities in the first nine months of 2000 was $93.0 million, compared to $185.6 million in the first nine months of 1999. The decrease in net cash provided by financing activities was primarily due to higher borrowings under the Company's lines of credit to finance acquisitions in 1999 and 2000. Chesapeake's net debt-to-capital ratio was 45% as of October 1, 2000, compared to 55% as of September 30, 1999. The decrease in the net debt-to-capital ratio was the result of applying cash received from the formation of the Tissue JV to repay debt, partially offset by the use of cash to fund acquisitions and share repurchases.

     During the third quarter of 2000, the Company purchased approximately 450,000 shares of its common stock in open market transactions at an average price of approximately $28 per share. During the first three quarters of 2000, the Company purchased approximately 2.5 million shares of its common stock, or about 14% of the outstanding shares at December 31, 1999, at an average price of approximately $28.50 per share. The Company has substantially completed its share repurchase program as of October 1, 2000. At the end of the third quarter of 2000, the Company had
15.1 million shares outstanding.

     On February 23, 2000, Chesapeake terminated a commitment to enter into a long-term $1.075 billion senior credit facility (which it had obtained in connection with the anticipated acquisition of Boxmore and its efforts to acquire Shorewood), and entered into a six-month $250 million senior credit facility to satisfy short-term liquidity requirements. On June 15, 2000, Chesapeake terminated its six-month $250 million senior credit facility, which resulted in an extraordinary charge of $1.5 million after taxes, and entered into a five year $450 million senior credit facility. Interest accrues on the outstanding balance of the loan based upon Chesapeake's choice of the following rates: (i) an alternative base rate, which is equal to the higher of the administrative agent's base rate or the federal funds rate plus 1/2 of 1%, plus a margin determined by reference to the Company's leverage ratios; (ii) LIBOR, based on


                               -29-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Financial Position, continued

U.S. dollars, pounds or Euros, plus a margin, based on the Company's leverage ratios; or (iii) a fixed interest rate per annum. The Company is required to pay a 1.125% loan guarantee fee, which varies based on the Company's leverage ratios, on the outstanding loan note balance issued in connection with the Boxmore acquisition. In addition, the Company is required to pay a fee based on the total facility commitment and the Company's leverage ratio. The facility has customary covenants, including debt and acquisition limits, interest coverage and a minimum net worth requirement. Chesapeake's foreign subsidiary obligations under this facility are collateralized by a pledge of the stock of its principal foreign subsidiaries.

     The Company is in compliance with all of its debt covenants as of the end of the third quarter of 2000. However, due to the lower than anticipated profitability of Display, the Company may not achieve compliance with certain financial covenants contained in its five year $450 million senior credit facility as of the end of the fourth quarter of 2000. The Company is in discussions with the administrative agent for the credit facility and is confident that any necessary waiver or amendment will be obtained, which may include increased interest costs, before the end of the fourth quarter to ensure continued availability of adequate financial resources to support anticipated long-term and short-term capital needs and commitments.

Outlook

     The following statements reflect management's outlook for the Company as of November 20, 2000. Except as otherwise indicated, the following forward-looking statements do not reflect the potential impact of any acquisitions, divestitures, or other structural changes in the Company's business that may be completed during the remainder of 2000. The following statements are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements" on page 31 of this report:

-The Company expects revenue for 2000 to be in the $1.0 billion to $1.1 billion range, excluding unconsolidated affiliates.

-Depreciation and amortization is expected to be in the range of $70 million to $75 million in 2000.

-Capital spending, excluding acquisitions, for 2000 is expected to be approximately $70 million to $80 million.


                               -30-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, continued

Outlook, continued

-The Company continues to expect full year 2000 earnings improvement in the European Specialty Packaging, Plastics
Packaging and Land Development segments, when compared to 1999.

-The Company continues to review the U.S. Display business and its cost structure. Therefore the fourth quarter earnings for the Merchandising and Specialty Packaging segment cannot be reasonably estimated at this time.

-The Company's effective income tax rate for 2000 is uncertain at this time because it is highly dependent on the amount of U.S.- based income generated in 2000.

-Full year 2000 EBITDA on a pro forma basis, excluding the U.S.
Display business, is expected to be in the range of $135 million to $145 million.

Accounting Pronouncements

     See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

     Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following:
"will likely result", "expected to", "will continue", "is anticipated", "estimated", "project", "believe" and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and corrugated box and display materials; fluctuations in demand; governmental policies and regulations affecting the environment; interest rates; currency translation movements; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         There are no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


                             -31-

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






































                               -34-