Form 10-K405
period 2000-12-31
CHESAPEAKE CORP /VA/
filed 2001-03-16
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 1-3203

CHESAPEAKE CORPORATION

Incorporated under the laws of Virginia

I.R.S. Employer Identification No. 54-0166880

1021 East Cary Street

P. O. Box 2350

Richmond, Virginia 23218-2350

Telephone Number (804) 697-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 5, 2001, of the voting stock held by non-affiliates of the registrant was approximately $385 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

15,094,060 shares of the registrant's common stock, par value $1, were outstanding as of March 5, 2001.

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 25, 2001, are incorporated in Part III by reference.

The index of exhibits can be found on pages 15-18.

PART I

Item 1. Business

GENERAL

Chesapeake Corporation (the "Company" or "Chesapeake") is a Virginia corporation which was organized in 1918. During 2000, Chesapeake accelerated the implementation of its strategy to transform the Company from a United States-based paper and forest products manufacturer to a global supplier of specialty packaging. The Company develops, manufactures and sells specialty packaging products which are used by pharmaceutical and consumer products companies as primary and secondary packaging for their end-use products. Specialty packaging has characteristics such as high-quality, high-impact graphics, resistance to penetration and leakage, enhanced product security and an assurance of consistency in cartons, labels and leaflets.

The Company's strategic shift has resulted in substantial changes in its business portfolio through acquisitions and divestitures of businesses and restructuring of operations. In January 2001, the Company announced plans to sell the principal businesses in its former Merchandising and Specialty Packaging segment and an agreement to sell the remainder of its former Tissue segment, consisting of a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV") to Georgia-Pacific Corporation ("G-P"). The sale of the Tissue JV interest was completed on March 2, 2001. Accordingly, these segments are now accounted for as discontinued operations. See "Notes to Consolidated Financial Statements, Note 3 - Discontinued Operations" of the Company's 2000 Annual Report to Stockholders (the "2000 Annual Report"), incorporated herein by reference. The Company has restated its results of operations for prior periods for this presentation. The Company's continuing operations, located primarily in Europe, are in three industry segments: (1) Paperboard Packaging, which includes Field Group plc ("Field Group"), the paperboard packaging operations of Boxmore International PLC ("Boxmore"), Green Printing Company, Inc. ("Green Printing") and First Carton Group Limited ("First Carton"); (2) Plastic Packaging, which consists of the plastic packaging operations of Boxmore; and (3) Forest Products/Land Development.

Information with respect to business segments and international sales and long-lived assets is presented in "Notes to Consolidated Financial Statements, Note 15 - Business Segment Information" of the 2000 Annual Report which is incorporated herein by reference. Information with respect to the Company's working capital practices is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of the 2000 Annual Report which is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - 2001 Outlook" of the 2000 Annual Report which is incorporated herein by reference.

RECENT COMPANY HISTORY

To implement the strategy of transforming the Company into a global supplier of specialty packaging, while reducing its capital intensity and cyclicality, Chesapeake has reconfigured its business portfolio as follows (see "Notes to Consolidated Financial Statements, Note 2 - Acquisitions and Divestitures, Note 3 - Discontinued Operations and Note 4 - Restructuring/Special Charges" of the 2000 Annual Report, incorporated herein by reference):

Chesapeake expanded internationally for the first time during 1996, acquiring display and packaging facilities in Canada and France as well as tissue converting operations in Mexico. Included in these acquisitions were the operations of the former Display Division of Dyment Limited, with locations in Canada and the United States. In 1996, Chesapeake also purchased the point-of-sale display and packaging businesses of Sailliard S.A., a French manufacturer. The businesses acquired from Sailliard S.A. included operations specializing in the design and manufacture of permanent and temporary point-of-sale displays; the design and manufacture of rigid boxes, with a focus on perfume, champagne, and specialty products; and the design, printing, and manufacture of folding cartons for the luxury goods and pharmaceutical industries. The display businesses included in these acquisitions are part of the Company's former Merchandising and Specialty Packaging segment that is accounted for as a discontinued operation.

On May 23, 1997, Chesapeake sold its West Point, Virginia, kraft products mill, four corrugated container plants and other related assets to St. Laurent Paperboard (U.S.) Inc. for net cash proceeds of approximately $491 million. This sale was a major step forward in Chesapeake's strategy of focusing on faster-growing specialty businesses while reducing capital intensity and cyclicality.

In February 1998, the Company acquired substantially all of the assets, and assumed certain liabilities, of Rock City Box Co., Inc., in Utica, New York. This operation manufactures corrugated containers, trays and pallets, as well as wood and foam packaging products. In November 1998, the Company acquired all of the outstanding capital stock of Capitol Packaging Corporation, a specialty packaging company in Denver, Colorado. These businesses are included in the Company's former Merchandising and Specialty Packaging segment that is accounted for as a discontinued operation.

In March 1999, the Company expanded its international specialty packaging business through the acquisition of Field Group, a European specialty packaging company. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions plc, a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Field Group at a purchase price of (pound) 3.60 per share, or approximately $373 million. Later in 1999, Field Group acquired Berry's (Holding) Limited, one of Ireland's largest suppliers of printed pharmaceutical leaflets and self-adhesive labels, and formed a joint venture with one of Spain's leading printing groups.

In October 1999, the Company completed the acquisition of Consumer Promotions International, Inc. ("CPI"), a designer and manufacturer of permanent point-of-sale displays. CPI, based in Mount Vernon, New York, has operations in the United States, the United Kingdom, France and Spain. CPI is part of the Company's former Merchandising and Specialty Packaging segment that is accounted for as a discontinued operation.

On October 3, 1999, Wisconsin Tissue Mills Inc. completed the formation of a joint venture with G-P through which the companies combined their commercial tissue businesses. Wisconsin Tissue Mills Inc. contributed substantially all of the assets and liabilities of the Company's tissue business to the Tissue JV, and received a 5 percent equity interest in the Tissue JV and a cash distribution of approximately $755 million. On March 2, 2001, the Company sold its 5 percent interest in the Tissue JV to G-P. Chesapeake received $237 million for its agreement to terminate the joint venture, consideration for the sale of its ownership interest and certain indemnifiable deferred tax liabilities. The Tissue JV and the tissue segment prior to the formation of the Tissue JV are accounted for as a discontinued operation.

In the third quarter of 1999, the Company sold its Building Products business, approximately 278,000 acres of timberland and Stonehouse Inc.'s investment in a joint venture with Dominion Capital, Inc. for combined cash proceeds of approximately $185 million.

To enhance the Company's position as a leading global manufacturer of specialty packaging products, in February 2000, Chesapeake completed the acquisition of substantially all of the outstanding capital shares of Boxmore, a paperboard and plastic specialty packaging company headquartered in Belfast, Northern Ireland, at a purchase price of (pound) 2.65 per share, or approximately $319 million.

In October 2000, the Company completed the acquisition of First Carton, a paperboard packaging supplier for the premium branded food and drinks markets, for approximately $69 million plus the assumption of $50 million of debt. First Carton has operations in six locations in the United Kingdom and Germany.

During 2000, the Company also completed the acquisitions of Lithoprint Holdings Limited, a Scottish supplier of wet-applied labels and commercial printing; Green Printing, a specialty packaging producer and printer in Lexington, North Carolina; and a corrugated container facility in Warren County, North Carolina, and finalized the formation of a joint venture with G-P, in which the two companies combined their litho-laminated graphic packaging businesses. The Warren County facility and the litho-laminated joint venture are included in the Company's former Merchandising and Specialty Packaging segment that is accounted for as a discontinued operation.

In the fourth quarter of 2000, the Company decided to sell the primary businesses included in its Merchandising and Specialty Packaging segment, which have been accounted for as discontinued operations. The Company anticipates that these disposals will be completed during the second quarter of 2001. The businesses that made up this segment are as follows:

  Chesapeake Display and Packaging Company, which specializes in the design, manufacturing, assembly and packing of temporary and permanent point-of-purchase displays.
  Consumer Promotions International, Inc., which specializes in the design, manufacture and assembly of permanent point-of-purchase displays.
  Chesapeake Packaging Co., which designs and manufactures corrugated shipping containers and other specialty corrugated packaging products.
  Chesapeake's 46% interest in Color-Box, LLC, which is a joint venture with G-P. The venture designs and manufactures litho-laminated corrugated graphic packaging that is used by consumer products companies to pack, store, stack and display retail products.

The Company intends to use the cash proceeds from the sale of its discontinued operations to reduce long-term debt and increase profitability in the near term. Longer term, the divestitures are expected to provide additional financial flexibility for Chesapeake to pursue strategic growth opportunities to further develop its specialty packaging capabilities. Over the next few years, Chesapeake plans to expand its European specialty packaging platform through the acquisition of complementary businesses in North America focused on the same end-use markets. The Company also intends to pursue small acquisitions in South America and Asia to provide geographical balance and to satisfy its customers' desire for global capabilities.

During the past four years, the Company recorded restructuring and other special charges principally relating to plant closures, management reorganizations and review of asset valuations. See "Notes to Consolidated Financial Statements, Note 14 - Commitments and Contingencies" of the 2000 Annual Report, incorporated herein by reference.

PAPERBOARD PACKAGING SEGMENT

The paperboard packaging industry manufactures and sells corrugated products, folding cartons and rigid fiber boxes. Chesapeake competes in the folding carton segment of the industry.

Chesapeake's Paperboard Packaging segment consists of: Field Group, acquired in March 1999; the paper-based specialty packaging operations of Boxmore, acquired in February 2000; Green Printing, acquired in March 2000; and First Carton, acquired in October 2000. These operations have been consolidated since their respective acquisition dates.

This segment specializes in the design and production of cartons, containers, printed leaflets and labels and is primarily focused on three end-use sectors: pharmaceutical and healthcare; international and premium branded products; and food and household. The pharmaceutical and healthcare division offers pan-European integrated manufacturing and distribution of cartons, labels and leaflets. The international and premium branded products division produces packaging and labels primarily for the beverage, tobacco and confectionery markets. The food and household division produces packaging primarily for multinational consumer products companies. This segment's products are sold by an internal dedicated sales force. Products of the pharmaceutical and healthcare division are distributed throughout Europe. Products of the international and premium branded products and the food and household divisions are distributed primarily within the respective countries in which the products are manufactured.

PLASTIC PACKAGING SEGMENT

The plastic packaging industry manufactures and sells plastic containers and closures, films and sheets. Chesapeake competes in the plastic containers and closures segment of the industry.

The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which was acquired in February 2000. This segment serves three primary markets: pharmaceutical and healthcare; food and beverage; and specialty chemical. This segment's products are sold by an internal dedicated sales force. Products of the pharmaceutical and healthcare division are distributed throughout Europe. Products of the food and beverage and specialty chemical divisions are distributed primarily within the respective countries in which the products are manufactured.

FOREST PRODUCTS/LAND DEVELOPMENT SEGMENT

Chesapeake's Forest Products/Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. An internal sales force markets land that the Company believes is more valuable when used as developed property than as timberland. The Company currently owns approximately 30,000 acres in various stages of development. Land development sales include large lots and acreage for third parties to develop for residential and commercial uses. As part of the Company's strategy to divest cyclical businesses and monetize its land holdings, during 1999 the Company disposed of its Building Products business, approximately 278,000 acres of timberland and Stonehouse Inc.'s investment in a joint venture with Dominion Capital Inc.

RISKS AND UNCERTAINITIES

A large portion of the Company's revenue from continuing operations is derived from its international operations. As a result, the Company's operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, laws, regulations, cultural diversities and changes in the value of the United States dollar compared to the local currency in which the products are sold and goods and services are purchased. The information presented under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and "Notes to Consolidated Financial Statements, Note 8 - Financial Instruments and Risk Concentrations" of the 2000 Annual Report is incorporated herein by reference.

RAW MATERIALS

Chesapeake uses a variety of raw materials such as paperboard, paper, inks, foil, plastic resins and films and adhesives. Most of the Company's raw materials are readily available from various suppliers at competitive market prices. The primary raw material for the Paperboard Packaging segment is boxboard, which is converted to make the walls of the packaging unit. The primary raw materials for the Plastic Packaging segment are Polyetheleneterephthalate (PET) and High Density Polyethelene (HDPE), which are converted to form plastic preforms and containers.

ENVIRONMENTAL

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental" of the 2000 Annual Report is incorporated herein by reference.

EMPLOYEES

As of December 31, 2000, the Company had 8,720 employees. The Company believes that its relations with its employees are good.

COMPETITION

Competition is intense in the Paperboard Packaging and the Plastic Packaging segments from both large companies and from local and regional producers and converters. The Company competes by differentiating itself through product design, operational competence and exceptional customer service. Major paperboard packaging competitors include Amcor LTD., MY Holdings, Mayr-Melnhof, Nord Est SA and Van Genechten. Major plastic packaging competitors include Crown Cork & Seal Company, Inc., Graham Packaging, Pet Plas, Nampak LTD., Schmalbach-Lubeca, Huhtamaki Van Leer and Waddington Jaycare. Chesapeake has many customers that buy its products and is not dependent on any single customer, or group of customers, in any of its business segments.

No single customer represents more than 10 percent of the Company's total net sales. Longstanding relationships exist with many customers who place orders on a continuing basis. However, the Company regularly submits bids to customers for new business or renewal of existing business. The loss of business or the award of new business from the Company's larger customers may have a significant impact on the results of operations. Because of the nature of Chesapeake's businesses, order backlogs are not large.

SEASONALITY

Due to the shift in the Company's business portfolio, the Company's earnings are seasonal, with peak operational activity during the third and fourth quarters.

RESEARCH AND DEVELOPMENT

The Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

TRADEMARKS

The Company utilizes various trademarks in the course of its business, none of which are individually material.

Item 2. Properties

The information presented under "Locations" in the 2000 Annual Report is incorporated herein by reference. The Company believes that its production facilities are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations. From time to time, the Company also leases additional warehouse space and sales offices on an as-needed basis.

Item 3. Legal Proceedings

The information presented in "Notes to Consolidated Financial Statements, Note 14 - Commitments and Contingencies" of the 2000 Annual Report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The name and age of each executive officer of the Company as of March 1, 2001, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Thomas H. Johnson (51)

Chairman, President and Chief Executive Officer since 2000

President and Chief Executive Officer (1997-2000)

Vice Chairman, Riverwood International Corporation (1996-1997)

President and Chief Executive Officer, Riverwood International Corporation (1989-1996)

Keith Gilchrist (52)

Executive Vice President-European Specialty Packaging since 1999

Chief Executive, Field Group plc since 1991

J. P. Causey Jr. (57)

Senior Vice President, Secretary & General Counsel since 1995

Harold Mark Ennis (44)

Senior Vice President since 2000

Group Chief Executive, Boxmore International PLC (1997-2000)

Group Deputy Managing Director, Boxmore International PLC (1995-1997)

John F. Gillespie (53)

Senior Vice President-Human Resources and Organizational Development since 2000

Senior Vice President-Human Resources, Communications and Public Affairs, Venator Group (1996-2000)

Senior Vice President-Human Resources, Lever Brothers (1990-1996)

Andrew J. Kohut (42)

Senior Vice President-Strategic Business Development since 1998

President, Chesapeake Display and Packaging Company since 2000

Group Vice President-Specialty Packaging & Merchandising Services (1996-1998)

Group Vice President-Finance & Strategic Development (1995-1996)

Chief Financial Officer (1991-1996)

Robert F. Schick (58)

Senior Vice President-Containers since 1998

President, Chesapeake Packaging Co. since 1996

Vice President-Containers (1997-1998)

Vice President-Operations, Chesapeake Packaging Co. (1988-1996)

William T. Tolley (43)

Senior Vice President-Finance & Chief Financial Officer since 1998

Group Vice President-Finance & Chief Financial Officer (1996-1998)

Vice President, Finance & Chief Financial Officer, Carrier Corporation, North American Operations, a division of United Technologies (1995-1996)

Thomas A. Smith (54)

Vice President-Human Resources since 1999

Vice President-Human Resources & Assistant Secretary (1987-1999)

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The dividend and stock price information presented under the caption "Recent Quarterly Results" of the 2000 Annual Report is incorporated herein by reference. The Company's common stock is listed on the New York Stock Exchange under the symbol "CSK". As of March 5, 2001, there were 5,696 stockholders of record of the Company's common stock.

The Company has certain loan agreements related to a portion of its debt which contain certain limits on the Company's ability to pay dividends. See "Notes to Consolidated Financial Statements, Note 7 - Long-Term Debt" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of the 2000 Annual Report, incorporated herein by reference.

Item 6. Selected Financial Data

The information presented under the caption "Five-Year Comparative Record" of the 2000 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2000 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of the 2000 Annual Report, are incorporated herein by reference. The "Report of Independent Accountants" as presented in the Company's 2000 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information presented under the captions "Information Concerning Nominees", "Directors Continuing in Office", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001 (the "2001 Proxy Statement"), and the information presented under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, is incorporated herein by reference.

Item 11. Executive Compensation

The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 2001 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation", "Audit Committee Report" and "Performance Graph") is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2001 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information presented under the caption "Certain Relationships and Related Transactions" of the 2001 Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. Documents

(i) Financial Statements

The consolidated balance sheet of Chesapeake Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2000, including the notes thereto, are presented in the 2000 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in the 2000 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7 and 8 of this Form 10-K, no other data appearing in the 2000 Annual Report is deemed to be "filed" as part of this Form 10-K.

(ii) Financial Statement Schedules

None required.

(iii)Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 15-18 hereof. Exhibits 10.1 - 10.23 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

b. Reports on Form 8-K

(i) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE CORPORATION

(Registrant)

February 21, 2001

By /s/ WILLIAM T. TOLLEY

William T. Tolley

Senior Vice President -

Finance & Chief

Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By /s/ DAVID FELL

Sir David Fell

Director

By /s/ ROBERT L. HINTZ

Robert L. Hintz

Director

By /s/ THOMAS H. JOHNSON

Thomas H. Johnson

Chief Executive Officer,

President and Chairman

By /s/ FRANK S. ROYAL

Frank S. Royal

Director

By /s/ JAMES E. ROGERS

James E. Rogers

Director

By /s/ JOHN W. ROSENBLUM

John W. Rosenblum

Director

By /s/ WALLACE STETTINIUS

Wallace Stettinius

Director

By /s/ RICHARD G. TILGHMAN

Richard G. Tilghman

Director

By /s/ JOSEPH P. VIVIANO

Joseph P. Viviano

Director

By /s/ HARRY H. WARNER

Harry H. Warner

Director

By /s/ HUGH V. WHITE, JR.

Hugh V. White, Jr.

Director

By /s/ WILLIAM T. TOLLEY

William T. Tolley

Chief Financial and

Accounting Officer

Each of the above signatures is affixed as of February 21, 2001.

EXHIBIT INDEX

2.1 Purchase Agreement, dated as of April 30, 1997, by and between Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent Paperboard (U.S.) Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 23, 1997, and incorporated herein by reference)

2.2 Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.3 Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.4 Second Amended and Restated Indemnity Agreement, dated as of May 1, 2000, between WTM I Company, formerly Wisconsin Tissue Mills Inc., and Georgia-Pacific Corporation, filed herewith

2.5 Purchase Agreement, dated as of January 21, 2001, by and among Georgia-Pacific Corporation, WTM I Company, Chesapeake Corporation and Georgia-Pacific Tissue, LLC, filed herewith

3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.1 Indenture, dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-30900, and incorporated herein by reference)

4.2 First Supplemental Indenture, dated as of September 1, 1989, to the Indenture dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

4.3 Second Supplemental Indenture, dated as of October 4, 1999, to the Indenture dated as of July 15, 1985, between the Registrant and The Bank of New York, as successor Trustee (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.4 Amended and Restated Rights Agreement, dated as of February 21, 2001, between the Registrant and Computershare Investor Services, LLC, successor to Harris Trust and Savings Bank, as rights agent, filed herewith

4.5 Amended and Restated Credit Agreement, dated as of February 8, 2001 (amending and restating the Credit Agreement, dated as of June 15, 2000, as previously amended), among Chesapeake Corporation, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC, Chesapeake U.K. Holdings Limited, Boxmore International PLC, Chesapeake Europe, SAS and Field Group plc, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, First Union National Bank, as the Administrative Agent, Bank of America, N.A., as the Syndication Agent, Wachovia Bank, N.A., as the Documentation Agent, and First Union Securities, Inc, as the Arranger, filed herewith

The registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1 1987 Stock Option Plan (filed as Exhibit A to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987, and incorporated herein by reference)

10.2 Directors' Deferred Compensation Plan (filed as Exhibit VII to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.3 Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478, and incorporated herein by reference)

10.4 Executive Supplemental Retirement Plan (filed as Exhibit VI to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.5 Retirement Plan for Outside Directors (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)

10.6 Chesapeake Corporation Salaried Employees' Benefits Continuation Plan (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.7 Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.8 Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

10.9 Chesapeake Corporation Directors' Stock Option and Deferred Compensation Plan (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.10 Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.11 Chesapeake Corporation 1997 Incentive Plan (filed as exhibit 4.5 to Form S-8 Registration Statement No. 333-30763 and incorporated herein by reference)

10.12 Employment and Severance Benefit Agreement, dated as of July 17, 1997, with Thomas H. Johnson (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.13 First Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of September 13, 1999 (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.14 Executive Employment Agreement with J.P. Causey Jr., dated as of September 13, 1999 (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.15 Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of March 3, 1999 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.16 First Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of September 13, 1999 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.17 Executive Employment Agreement with Andrew J. Kohut, dated as of September 13, 1999 (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.18 Executive Employment Agreement with Robert F. Schick, dated as of September 13, 1999 (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.19 Executive Employment Agreement with Thomas A. Smith, dated as of September 13, 1999 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.20 Executive Employment Agreement with William T. Tolley, dated as of September 13, 1999 (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.21 Service Agreement with Mark Ennis, dated as of March 8, 2000 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000, and incorporated herein by reference)

10.22 Executive Employment Agreement with John F. Gillespie, dated as of March 1, 2000 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000, and incorporated herein by reference)

10.23 First Amendment to Service Agreement with Mark Ennis, dated as of January 23, 2001, filed herewith

11.1 Computation of Net Income Per Share of Common Stock, filed herewith

13.1 Portions of the Chesapeake Corporation Annual Report to Stockholders for the year ended December 31, 2000, filed herewith

21.1 Subsidiaries, filed herewith

23.1 Consent of PricewaterhouseCoopers LLP, filed herewith