Form 10-Q
period 2001-04-01
CHESAPEAKE CORP /VA/
filed 2001-05-04
CIK 19731

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number: 1-3203

_______________________

CHESAPEAKE CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0166880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1021 East Cary Street Richmond, Virginia	23219
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: 804-697-1000

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

Number of shares of $1.00 par value common stock outstanding as of April 29, 2001: 15,132,573 shares.

CHESAPEAKE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

INDEX

PART I

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)	Quarters Ended
(in millions, except per share data)	April 1, 2001	April 2, 2000
Net sales	$ 198.2	$ 134.2
Costs and expenses:
Cost of products sold	159.8	108.7
Selling, general and administrative expenses	30.3	20.5

Income from continuing operations	8.1	5.0
Other income (expenses), net	2.2	(0.5)
Interest expense, net	9.8	3.1

Income from continuing operations before taxes and extraordinary item	0.5	1.4
Income tax expense (benefit)	0.2	(0.9)

Income from continuing operations before extraordinary item	0.3	2.3
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of ($2.9)	-	(4.6)
Gain on disposal of discontinued operations, net of income taxes of $92.5	130.9	-
Extraordinary item, net of income taxes of $0.9	-	(1.5)

Net income (loss)	$ 131.2	$ (3.8)

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS, Continued
(Unaudited)	Quarters Ended
(in millions, except per share data)	April 1, 2001	April 2, 2000
Basic earnings (loss) per share:

Earnings from continuing operations before extraordinary item
	$ 0.02	$ 0.13
Discontinued operations
	8.73	(0.26)
Extraordinary item, net of income taxes
	-	(0.09)

Basic earnings (loss) per share	$ 8.75	$ (0.22)

Weighted average number of common shares	15.0	17.3

Diluted earnings (loss) per share:
Earnings from continuing operations before extraordinary item
	$ 0.02	$ 0.13
Discontinued operations
	8.67	(0.26)
Extraordinary item, net of income taxes
	-	(0.09)

Diluted earnings (loss) per share	$ 8.69	$ (0.22)

Weighted average number of common shares and equivalents outstanding, assuming dilution	15.1	17.5

Cash dividends declared per share of common stock	$ 0.22	$ 0.22

See accompanying Notes to Consolidated Financial Statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Unaudited (in millions)	Apr. 1, 2001	Dec. 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 115.3	$ 31.2
Restricted cash	8.0	-
Accounts receivable (less allowance of $3.0 and $3.5)	127.8	126.4
Inventories:
Finished goods	48.1	47.3
Work in process	21.3	18.5
Materials and supplies	24.9	28.7

Total inventories	94.3	94.5
Deferred income taxes	12.6	15.6
Other current assets	13.3	40.6

Total current assets	371.3	308.3

Property, plant and equipment	429.6	455.2
Less accumulated depreciation	79.3	83.0

	350.3	372.2

Goodwill, net	523.8	554.8
Net assets of discontinued operations	226.8	225.8
Other assets	84.7	79.8

Total assets	$ 1,556.9	$ 1,540.9

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued
Unaudited (in millions)	Apr. 1, 2001	Dec. 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 104.7	$ 110.2
Income taxes payable	289.9	13.0
Accrued expenses	84.9	98.2
Current maturities of long-term debt	12.6	47.1
Dividends payable	3.3	3.3

Total current liabilities	495.4	271.8

Long-term debt	517.0	634.7
Other long-term liabilities	46.3	43.4
Postretirement benefits other than pensions	15.4	15.6
Deferred income taxes	36.7	226.2

Total liabilities	1,110.8	1,191.7

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding: 15,088,543 at Apr. 1, 2001, and 15,095,046 at Dec. 31, 2000, respectively	15.1	15.1
Unearned compensation	(2.1)	(2.8)
Accumulated other comprehensive loss	(93.1)	(61.3)
Retained earnings	526.2	398.2

Total stockholders' equity	446.1	349.2

Total liabilities and stockholders' equity	$ 1,556.9	$ 1,540.9

See accompanying Notes to Consolidated Financial Statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Quarters Ended
(in millions)	April 1, 2001	April 2, 2000
Operating activities:
Net income (loss)	$ 131.2	$ (3.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of discontinued operations, net of taxes	(130.9)	-
Extraordinary item, net of taxes	-	1.5
Depreciation and amortization of intangibles	20.3	16.7
Deferred income taxes	0.4	0.4
Undistributed earnings of affiliates	(1.2)	-
(Gain) loss on sale of property, plant and equipment	(3.2)	0.2
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(7.3)	6.5
Inventories	0.2	(5.5)
Other assets	(0.2)	(1.1)
Accounts payable	(16.9)	6.0
Accrued expenses	(12.5)	8.4
Income taxes payable	23.8	(6.5)
Other, net	(1.0)	(1.5)

Net cash provided by operating activities	2.7	21.3

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)	Quarters Ended
(in millions)	April 1, 2001	April 2, 2000
Investing activities:
Purchases of property, plant and equipment	(11.3)	(14.6)
Acquisitions	(7.2)	(338.0)
Proceeds from sales of businesses	237.0	-
Proceeds from sales of property, plant and equipment	5.7	-
Other, net	0.3	0.3

Net cash provided by (used in) investing activities	224.5	(352.3)

Financing activities:
Net payments on credit lines	(122.1)	(10.6)
Payments on long-term debt	(14.2)	(1.6)
Proceeds from long-term debt	7.0	84.3
Debt issuance costs	(3.1)	(2.5)
Purchases of outstanding common stock	-	(25.2)
Dividends paid	(3.3)	(3.8)
Other	0.6	0.1

Net cash (used in) provided by financing activities	(135.1)	40.7

Increase (decrease) in cash and cash equivalents	92.1	(290.3)
Cash and cash equivalents at beginning of period	31.2	306.6

Cash and cash equivalents at end of period	$ 123.3	$ 16.3

See accompanying Notes to Consolidated Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Chesapeake Corporation and subsidiaries ("Chesapeake" or the "Company") included herein are unaudited, except for the December 31, 2000, consolidated balance sheet, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position and results of operations for the interim periods presented herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company’s latest Annual Report on Form 10-K. The results of continuing operations for the 2001 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year. Certain prior-year data have been reclassified to conform to the 2001 presentation.

Note 2. Adoption of Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" and in June 1999 and June 2000, respectively, its amendments, Statements 137 and 138. The Company adopted the new Statement as required effective January 1, 2001. SFAS 133, as amended, required the Company to record all derivative instruments on the balance sheet as assets or liabilities, measured at fair market value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are to be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The new accounting standard did not significantly change the Company's approach to managing foreign currency or interest rate risks. Chesapeake hedges against these exposures using forward exchange contracts and interest rate swaps. Any contracts that have been designated as hedges of anticipated future cash flows will be marked to market through other comprehensive income until such time as the related forecasted transactions affect earnings. At the end of the first quarter of 2001, accumulated comprehensive income includes a decrease of $2.0 million, net of taxes of $1.3 million, to recognize the fair market value of derivatives. The impact to the Company's operating results related to the ineffectiveness from forward exchange contracts was not significant at adoption and during the quarter.

Note 3. Comprehensive Income

Comprehensive income (loss) for the quarters ended April 1, 2001, and April 2, 2000, was $99.4 million and $(19.3) million, respectively. The difference between net income (loss) and comprehensive income (loss) is primarily due to foreign currency translation. The 2001 comprehensive income also includes a charge to recognize $2.0 million, after taxes, for changes in the fair market value of derivatives. (See Note 2 for additional information on derivatives.)

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

Note 4. Acquisitions and Dispositions

In January 2001, the Company announced plans to sell the principal businesses included in its Merchandising and Specialty Packaging segment, which has been accounted for as a discontinued operation. The Company anticipates that these divestitures will be completed during the second and third quarters of 2001. The businesses that made up this segment are as follows:

  Chesapeake Display and Packaging Company, which specializes in the design, manufacture, assembly and packing of temporary and permanent point-of-purchase displays.
  Consumer Promotions International, Inc., which specializes in the design, manufacture and assembly of permanent point-of-purchase displays.
  Chesapeake Packaging Co., which designs and manufactures corrugated shipping containers and other specialty corrugated packaging products.
  Chesapeake's 46 percent interest in Color-Box, LLC, which is a joint venture with Georgia-Pacific Corporation ("G-P"). The venture designs and manufactures litho-laminated corrugated graphic packaging.

On April 6, 2001, the Company announced the signing of a definitive agreement with Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland, Inc. ("Inland"), by which Inland will acquire the stock of Chesapeake Packaging Co., and on April 23, 2001, the Company announced the signing of a definitive agreement by which CorrFlex Graphics, LLC will acquire substantially all of the U. S. Display assets of Chesapeake Display and Packaging Company.

On March 2, 2001, the Company sold its 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV") to G-P. Chesapeake received approximately $237 million for its agreement to terminate the joint venture, consideration for the sale of its ownership interest and certain indemnifiable deferred tax liabilities. The sale resulted in an after-tax gain of approximately $140.6 million. As a result of the taxable gain, the net deferred income tax balance decreased and the income taxes payable increased by approximately $185 million. The Tissue JV is also accounted for as a discontinued operation.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continuing and discontinued operations together. Revenues from discontinued operations were $91.6 million for the first quarter of 2001 and $104.9 million for the first quarter of 2000. The Company has recognized an additional $9.7 million in the first quarter of 2001 to increase the estimated net loss on disposal to $53.3 million, which includes asset valuation losses of $40.2 million related to net assets held for sale, charges of $14.9 million for severance and exit costs, estimated holding period operating losses of $17.2 million and a tax benefit of $19.0 million. Estimated holding period losses include an actual first quarter 2001 pre-tax loss of $11.8 million from discontinued operations.  Interest costs charged to discontinued operations were $3.6 million for the first quarter of 2001.

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of the Company, acquired the in-house carton printing operations of British American Tobacco in Bremen, Germany.

On October 10, 2000, the Company completed the acquisition of First Carton Group Ltd. ("First Carton"), a paperboard packaging supplier for the premium branded food and drinks markets, for approximately $69 million plus the assumption of $50 million of debt. First Carton has operations in six locations in the United Kingdom and Germany. The purchase price for the acquisition was paid through borrowings under the Company’s senior credit facility and the issuance of loan notes. On September 1, 2000, the Company acquired Lithoprint Holdings Limited ("Lithoprint"). Lithoprint is a Scottish supplier of wet-applied labels and commercial printing. Lithoprint is included in the Field Group results.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

On February 24, 2000, the Company completed its acquisition of substantially all of the outstanding capital shares of Boxmore International PLC ("Boxmore"), a paperboard and plastic packaging company headquartered in Belfast, Northern Ireland. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions II PLC ("Chesapeake UK II"), a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Boxmore at a purchase price of (pound) 2.65 per share. The tender offer represented a value of approximately $319 million for Boxmore's outstanding share capital. The purchase price for Boxmore's capital shares was paid in cash of approximately $234 million and approximately $85 million in unsecured loan notes issued to certain Boxmore shareholders by Chesapeake UK II.

During the first quarter of 2000, the Company also completed the acquisitions of Green Printing Company, Inc. ("Green Printing"), a specialty packaging producer and printer in Lexington, North Carolina, and a corrugated container facility in Warren County, North Carolina, and finalized the formation of a joint venture with G-P, in which the two companies combined their litho-laminated graphic packaging businesses. The Warren County facility and the litho-laminated joint venture are included in the Company's former Merchandising and Specialty Packaging segment that is accounted for as a discontinued operation.

Each of the acquisitions has been accounted for using the purchase method and is included in the results of operations since the purchase date, except for those businesses included in discontinued operations. As of the acquisition date of Boxmore, the Company initiated plans to eliminate duplicate functions and processes at Boxmore and restructure capacity at certain acquired facilities. Approximately $8 million was recorded in the opening balance sheet for restructuring reserves, consisting primarily of $5 million related to severance and $3 million related to closure costs. This reserve has been substantially utilized as of the end of the first quarter of 2001.

The purchase price amounts for the acquisitions which occurred during the quarters ending April 1, 2001, and April 2, 2000, have been allocated to the acquired net assets as summarized below (in millions):
Quarters Ended
	April 1, 2001	April 2, 2000
Acquisitions:
Fair value of assets acquired	$ 7.2	$ 475.6
Liabilities assumed or created	-	(132.2)
Cash acquired	-	(5.4)

Cash paid for acquisitions, net	$ 7.2	$ 338.0

Dispositions:
Fair value of assets sold	$ 237.0	-

Cash received from sale of business	$ 237.0	$ -

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

Pro forma financial information reflecting the results of the Company as if the Boxmore acquisition occurred on January 1, 2000, is as follows (in millions, except per share amounts):

Quarter Ended
Apr. 2, 2000
Net sales from continuing operations	$ 168.8
Income from continuing operations before extraordinary item	1.8
Net loss	(4.3)
Earnings per share from continuing operations before extraordinary item:
Basic	0.10
Diluted	0.10
Net loss per share:
Basic	(0.25)
Diluted	(0.25)

Note 5. Restructuring/Special Charges

In the fourth quarter of 1999, the Company recognized a pretax restructuring/special charge of $38.0 million related to employment reduction, the closure of one facility, impairment of assets in the Company’s French operations and defense costs incurred to respond to an unsolicited proposal by Shorewood Packaging Corporation ("Shorewood") to acquire Chesapeake. Of these charges, $27.7 million related to ongoing operations and $10.3 million related to discontinued operations. The restructuring liability from the 1999 plan has been substantially utilized except for the ongoing severance payments for the French social plan.

During 2000, the Company recorded restructuring/special charges before income taxes of $7.7 million ($4.7 million after taxes) which consisted of additional defense costs related to Shorewood and severance and exit costs associated with the closure of one of its paperboard packaging facilities in the United Kingdom. The facility to be closed was redundant after the acquisition of First Carton in 2000. Severance costs included planned work force reductions of approximately 160 employees, which were partially offset by a pension termination benefit. Payments made through the first quarter of 2001 for employment reduction included approximately 160 employees. The Company anticipates completing the 2000 restructuring activities by the end of the third quarter of 2001. An analysis of the restructuring reserve as of April 1, 2001, is as follows (in millions):

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued
	Employment Reduction	Facility Closure	Defense Costs	Total
Balance, 1999 restructuring charge	$ 0.2	$ -	$ -	$ 0.2
Restructuring charge 2000	1.9	0.7	5.1	7.7
Cash payments 2000	-	-	(1.5)	(1.5)
Foreign currency translation	0.1	-	-	0.1

Balance, Dec. 31, 2000	2.2	0.7	3.6	6.5
Cash payments 2001	(1.5)	(0.6)	(3.6)	(5.7)
Foreign currency translation	(0.1)	-	-	(0.1)

Balance, Apr. 1, 2001	$ 0.6	$ 0.1	$ -	$ 0.7

Note 6. Income Taxes

The Company’s effective income tax rate from continuing operations was 40 percent for the quarter ended April 1, 2001 and 43 percent for the quarter ended April 2, 2000, excluding nonrecurring items.  The first quarter of 2000 included a nonrecurring tax benefit related to the transaction costs associated with the offer to acquire Shorewood and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million.  The decrease in the effective income tax rate is primarily due to the foreign tax benefits related to the consolidated tax loss for 2000 versus a consolidated taxable income in 2001 and the use of foreign tax credits in 2001.

Note 7. Debt

On February 23, 2000, Chesapeake terminated a bank commitment to make available to the Company a $1.075 billion senior credit facility (which commitment had been obtained in connection with Chesapeake's efforts to acquire Shorewood), which resulted in an extraordinary charge of $1.5 million after taxes.

On June 15, 2000, Chesapeake entered into a five-year $450 million senior credit facility which has been subsequently amended.  During the third quarter of 2000, the Company determined that certain covenants in its $450 million bank credit facility relating to leverage and interest coverage needed to be addressed, primarily as a result of operating losses in the former Merchandising and Specialty Packaging segment. The Company received a waiver of these covenants for the fourth quarter of 2000. In February 2001, the bank credit facility was amended to change certain financial covenants for 2001. In addition, under the amended credit facility, any proceeds in excess of customary costs received by the Company from the sales of its discontinued operations, other than its interest in the Tissue JV, must be used to permanently reduce the credit facility by up to $200 million. The credit facility must be reduced to $250 million by June 30, 2001, in order to avoid more stringent covenants, including the suspension of dividend payments.

On March 28, 2001, Field Group entered into a 20 million British pound multi-currency line of credit which replaced a previous multi-currency revolving credit facility agreement dated November 20, 2000.  Under the new agreement, the Company is required to maintain on deposit with the bank not less than $8 million until June 30, 2001. After this date, the release of cash will be at the bank's discretion, based on the financial performance and capital structure of Field Group.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

Note 8. Commitments and Contingencies

Environmental Matters

Chesapeake has a strong commitment to protecting the environment. The Company has an environmental audit program to monitor compliance with environmental laws and regulations. The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on the Company's financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the United States Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and has identified the Company's subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company ("WT"), as a PRP.

Except for the Fox River matter, the Company has not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that the Company will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to the Company's financial position or results of operations.

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The governmental and tribal entities are proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the Department of Justice, against WT to recover alleged natural resource damages. WT and other PRPs have engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims. In addition, the PRPs have been cooperating with the Wisconsin Department of Natural Resources ("DNR") in its preparation of a natural resource damage assessment. WT and other PRPs have also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System.

On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. The EPA identified several PRPs, including WT.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

On February 26, 1999, the DNR released for public comment a draft remedial investigation/feasibility study ("RI/FS") for the lower Fox River site. In the draft RI/FS, the DNR reviewed and summarized several categories of possible remedial alternatives for the site, estimated to cost in the range of $143 million to $721 million, but did not identify a preferred remedy. (As required by applicable regulations, the draft RI/FS also includes a "no action" alternative that does not entail remediation costs, but WT does not believe that the "no action" alternative will be selected.) There can be no assurance that many of the cost estimates in the draft RI/FS will not differ significantly from actual costs. WT submitted timely comments on the draft RI/FS both individually and in conjunction with other PRPs. After finalizing the RI/FS, the DNR and the EPA are expected to announce a preferred remedial alternative in a Proposed Remedial Action Plan. The Proposed Remedial Action Plan will be subject to a public comment period, and enforcement of any definitive Remedial Action Plan may be subject to judicial review.

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

On October 25, 2000, the federal and tribal natural resources trustees released a proposed Restoration and Compensation Plan ("RCP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs. The proposed RCP states that the final natural resource damage claim will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates costs of restoration to address present and future PCB injuries in a range of $111 million to $268 million. WT believes that the alleged damages to natural resources are overstated in the proposed RCP and joined in the PRP group comments to that effect on the RCP. The RCP has not been finalized.

The ultimate cost to WT associated with this matter cannot be predicted with certainty at this time, due to uncertainties with respect to: which, if any, of the remedial alternatives presented in the draft RI/FS will be implemented, and uncertainties associated with the actual costs of each of the potential alternatives; the outcome of the federal and state natural resource damage assessments; WT's share of any multi-party clean-up/restoration expenses; the timing of any clean-up/restoration; the evolving nature of clean-up/restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs cannot be predicted with certainty at this time, WT believes that the ultimate clean-up/restoration costs associated with the lower Fox River site may exceed $100 million for all PRPs in the aggregate. Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the clean-up costs, subject to a right of contribution from the other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party clean-up/restoration, based upon factors including their respective contributions to the alleged contamination and their ability to pay. Based on presently available information, WT believes that several of the named PRPs will be able to pay substantial shares toward remediation and restoration, and that there are additional parties, some of which have substantial resources, that may also be jointly and severally liable.

WT also believes that it is entitled to substantial indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. WT believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

Pursuant to the Joint Venture Agreement for the Tissue JV, WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on presently available information, WT believes that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on the Company's financial position or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on the Company's financial position or results of operations.

On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated, as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake may be required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2.0 million deductible. The Company and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs, and have presented an initial settlement offer, consisting primarily of engineering measures, to the EPA and DEQ. Based upon a review of the NOVs and an analysis of the applicable law and facts, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. The Company and St. Laurent are negotiating with EPA, the United States Department of Justice and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement and, if so, to what extent.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

Note 9. Segment Disclosure

Chesapeake currently conducts its business in three segments:  the Paperboard Packaging segment, the Plastic Packaging segment and the Forest Products/Land Development segment.

The Company’s Paperboard Packaging segment is comprised of the Field Group operations, the paper-based specialty packaging operations of Boxmore, Green Printing and First Carton. This segment specializes in the design and production of cartons, containers, printed leaflets and labels and is primarily focused on three end-use sectors: pharmaceutical/healthcare; international and premium branded products; and food and household. The results of the operations of Boxmore, Green Printing and First Carton are included in the consolidated segment results since their respective acquisition dates of February 24, 2000, March 15, 2000, and October 10, 2000. (See Note 4 for additional information on acquisitions.) The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which was acquired on February 24, 2000. This segment serves three primary markets: pharmaceutical/healthcare; food and beverage; and specialty chemical. The Forest Products/Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment manages the Company’s real estate holdings. The following tables summarize the net sales, earnings before interest and taxes and identifiable assets for each of the Company's segments:

(in millions)	Quarters Ended
	Apr. 1, 2001	Apr. 2, 2000
Net sales:
Paperboard Packaging	$ 172.0	$ 122.0
Plastic Packaging	25.9	9.9
Forest Products/Land Development	0.3	2.3

	$ 198.2	$ 134.2

Earnings (losses) before interest and taxes:
Paperboard Packaging	$ 14.4	$ 9.1
Plastic Packaging	1.6	1.0
Forest Products/Land Development	-	2.0
Corporate/Other	(5.7)	(7.6)

	$ 10.3	$ 4.5

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), continued

Segment Disclosure, continued	Apr. 1, 2001	Dec. 31, 2000
Identifiable assets:
Paperboard Packaging	$ 930.6	$ 982.0
Plastic Packaging	177.6	185.4
Forest Products/Land Development	35.5	35.0
Corporate/Other	186.4	112.7
Discontinued Operations	226.8	225.8

	$ 1,556.9	$ 1,540.9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

In January 2001, the Company announced its plans to sell the principal businesses included in its former Merchandising and Specialty Packaging segment.  In March 2001, the Company sold its 5 percent equity interest in the Tissue JV, which comprised the remainder of the former Tissue segment.  Accordingly, these segments have been accounted for as discontinued operations.

On April 6, 2001, the Company announced the signing of a definitive agreement with Inland by which Inland will acquire the stock of Chesapeake Packaging Co. for a purchase price of $120 million, subject to adjustment for changes in working capital. The sale of Chesapeake Packaging Co. is subject to satisfaction of customary closing conditions, and is expected to be completed in May of 2001. On April 23, 2001, the Company announced the signing of a definitive agreement by which CorrFlex Graphics, LLC will acquire substantially all of the U.S. Display assets of Chesapeake Display and Packaging Company for a purchase price of $40 million, subject to adjustment for changes in working capital. The sale of the U.S. Display assets is subject to regulatory approvals, CorrFlex's financing and satisfaction of other customary closing conditions, and is expected to close in June 2001. The Company anticipates that the remaining divestitures will be completed during the third quarter of 2001. The Company intends to use the cash proceeds from the sale of its discontinued operations to reduce long-term debt. (See Note 4 to the Consolidated Financial Statements for further details on discontinued operations.)

Overview

Net sales from continuing operations were $198.2 million for the first quarter of 2001, up 48 percent over first quarter of 2000 net sales from continuing operations of $134.2 million and down 5 percent compared to first quarter 2000 net sales from continuing operations of $208.8 million on a pro forma basis. The pro forma results reflect all acquisitions and divestitures that occurred during 2000 as if they had occurred at the beginning of 2000. The decrease in pro forma net sales was primarily due to unfavorable foreign exchange translation rates, partially offset by strong tobacco and pharmaceutical packaging volume. Excluding the impact of unfavorable foreign exchange rates, first quarter 2001 net sales were up 4 percent compared to pro forma first quarter 2000 net sales.

Net income for the first quarter of 2001 was $131.2 million, or $8.69 per diluted share, compared to a net loss for the first quarter of 2000 of $3.8 million, or $0.22 per diluted share. Results for 2001 included a non-recurring after-tax gain of $140.6 million, or $9.31 per diluted share, resulting from the sale of the Company's 5 percent interest in the Tissue JV, partially offset by a revision to the estimated loss on the sale of the Merchandising and Specialty Packaging business of $9.7 million, or $0.64 per diluted share. Net income for the first quarter of 2000 included a loss from discontinued operations of $4.6 million, or $0.26 per diluted share, and an extraordinary charge of $1.5 million, or $0.09 per diluted share, for the early extinguishment of debt. Net income from continuing operations for the first quarter of 2001 was $0.3 million, or $0.02 per diluted share, compared to net income from continuing operations before extraordinary items of $2.3 million, or $0.13 per diluted share, for the first quarter of 2000. The decrease in earnings per share from continuing operations before extraordinary items was primarily the result of lower land sales which, in the first quarter of 2000, contributed $2.0 million to the Company's operating income. The following table sets forth first quarter net sales and earnings before interest and taxes and nonrecurring items ("EBIT") by continuing business segment:

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Sales and EBIT by Continuing Business Segment
	Qtr. Ended Apr. 1, 2001		Qtr. Ended Apr. 2, 2000
(in millions)	As Reported		As Reported		Pro Forma
	Net Sales	EBIT	Net Sales	EBIT*	Net Sales	EBIT*
Paperboard Packaging	$172.0	$14.4	$122.0	$ 9.1	$181.2	$13.0
Plastic Packaging	25.9	1.6	9.9	1.0	25.3	1.3
Forest Products/Land Development	0.3	-	2.3	2.0	2.3	2.0
Corporate/Other	-	(5.7)	-	(5.0)	-	(5.0)

Total Continuing Operations	$198.2	$10.3	$134.2	$ 7.1	$208.8	$11.3

*before nonrecurring items.

Gross margin in the first quarter of 2001 was $38.4 million, compared to $25.5 million in the first quarter of 2000. The increase in gross margin primarily represents the additional sales from businesses acquired in or after the first quarter of 2000. Gross margin as a percentage of sales increased slightly to 19.4 percent in the first quarter of 2001, compared to 19.0 percent in the first quarter of 2000.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales from continuing operations of 15.3 percent remained flat in the first quarter of 2001 compared to the first quarter of 2000.

Other income and expenses, net, increased $2.7 million for the quarter ended April 1, 2001, compared to the same period in 2000, primarily due to expenses incurred in 2000 in connection with the Company's offer to acquire Shorewood. The first quarter of 2000 included nonrecurring expenses associated with the Shorewood tender offer of $10.3 million, which were largely offset by a $7.7 million gain on Chesapeake’s sale of 4.1 million shares of Shorewood common stock. In addition, other income and expenses for the first quarter of 2001 included a gain on the sale of a facility in Ireland, which was partially offset by moving expenses associated with the closure of a paperboard packaging facility in the United Kingdom and severance costs. The net impact of these items was a benefit to other income in the first quarter of 2001 of approximately $0.7 million.

Tax expense for the first quarter of 2000 includes the benefit related to the transaction costs associated with the offer to acquire Shorewood and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million. The Company's effective income tax rate from continuing operations for the first quarter of 2001 was approximately 40 percent, compared to approximately 43 percent excluding nonrecurring items for the first quarter of 2000. The decrease in the Company's effective income tax rate is primarily due to the change in the mix of businesses comprising continuing operations.

Net interest expense increased by $6.7 million for the first quarter of 2001, compared to the first quarter of 2000, due to the timing of additions to or repayments of debt associated with the acquisitions and divestitures and the use of cash in 2000 to acquire the Company's common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Segment Information

Paperboard Packaging

		2000		Increase/(Decrease)*		Increase/(Decrease)**
(in millions)	2001	As reported	Pro forma	$	%	$	%
Net sales	$172.0	$122.0	$181.2	$50.0	41.0%	$(9.2)	(5.1)%
EBIT	14.4	9.1	13.0	5.3	58.2%	1.4	10.8%
Operating margin	8.4%	7.5%	7.2%	-	12.0%	-	16.7%

*   compared to 2000 as reported

** compared to 2000 pro forma

Chesapeake's Paperboard Packaging segment consists of Field Group, acquired in March 1999, the paper-based specialty packaging operations of Boxmore, acquired in February 2000, Green Printing, acquired in March 2000, and First Carton, acquired in October 2000. These operations have been consolidated since their respective acquisition dates.

Net sales for the first quarter of 2001 were $172.0 million, up 41 percent compared to net sales of $122.0 million in the first quarter of 2000, reflecting the acquisitions made in or after the first quarter of 2000. On a pro forma basis, net sales for the first quarter of 2001 were down $9.2 million, or 5 percent, compared to pro forma 2000 net sales of $181.2 million, due to the negative impact of unfavorable foreign currency translation, offset in part by higher tobacco and pharmaceutical packaging sales volume.  Excluding the impact of unfavorable foreign exchange rates, first quarter 2001 net sales were up 3 percent compared to pro forma first quarter 2000 net sales.

EBIT for this segment was $14.4 million for the first quarter of 2001, an increase of $5.3 million, or 58 percent, over the first quarter of 2000, again reflecting the acquisitions in 2000. First quarter EBIT for 2001 increased by $1.4 million, or 11 percent, compared to pro forma first quarter EBIT for 2000 of $13.0 million. Excluding the impact of unfavorable foreign exchange rates, EBIT for the first quarter of 2001 increased 19 percent compared to pro forma first quarter 2000 EBIT, primarily due to increased tobacco and pharmaceutical packaging sales volume. Included in this segment's first quarter 2001 results was a gain on the sale of a facility in Ireland, which was partially offset by moving expenses associated with the closure of a facility in the United Kingdom and severance costs. The net impact of these nonrecurring items was a benefit to the first quarter 2001 EBIT of approximately $0.7 million. Excluding these nonrecurring items, operating margin for this segment increased by approximately 0.8 points for the first quarter of 2001 compared to pro forma 2000 results.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Plastic Packaging

		2000		Increase/(Decrease)*		Increase/(Decrease)**
(in millions)	2001	As reported	Pro forma	$	%	$	%
Net sales	$25.9	$ 9.9	$25.3	$16.0	161.6%	$0.6	2.4%
EBIT	1.6	1.0	1.3	0.6	60.0%	0.3	23.1%
Operating margin	6.2%	10.1%	5.1%	-	(38.6)%	-	21.6%

*   compared to 2000 as reported

** compared to 2000 pro forma

The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which was acquired in February 2000. This segment serves three primary markets: pharmaceutical and healthcare; food and beverage; and specialty chemical.

Net sales for the first quarter of 2001 increased to $25.9 million, compared to net sales of $9.9 million in the first quarter of 2000, primarily as a result of recording a full quarter of sales in 2001. On a pro forma basis, net sales were up approximately $0.6 million for 2001 compared to 2000. The improvement was generated primarily from higher PET beverage container volume, partially offset by the impact of unfavorable foreign exchange translation rates. Excluding the impact of unfavorable foreign exchange translation rates, 2001 net sales were up 15 percent compared to pro forma 2000 net sales. EBIT for the segment was $1.6 million for the first quarter of 2001, an increase of $0.3 million from pro forma EBIT for the first quarter of 2000.  This increase was primarily due to higher PET beverage container volume, offset in part by lower margins in the specialty chemical sector. Operating margin increased by approximately 1.1 points for the first quarter 2001 compared to pro forma 2000 results. This increase resulted from improved margins in the food and beverage sector partially offset by lower margins in the specialty chemical sector.

Forest Products/Land Development

			Increase/(Decrease)
(in millions)	2001	2000	$	%
Net sales	$0.3	$ 2.3	$(2.0)	(87.0)%
EBIT	-	2.0	(2.0)	(100.0)%
Operating margin	-	87.0%	-	(100.0)%

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Chesapeake's Forest Products/Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. The Company markets land that it believes is more valuable when used as developed property than as timberland. Land development sales consist of lot sales and the sale of bulk acreage which third parties develop for both residential and commercial uses. Net sales and EBIT for the first quarter of 2001 both decreased $2.0 million from net sales and EBIT reported for the first quarter of 2000 due to a shift in the timing of land sales in 2001 as a result of the Company's effort to realize the greatest value from its remaining land holdings.

Liquidity and Financial Position

Net cash provided by operating activities in the first quarter of 2001 of $2.7 million compared to net cash provided by operating activities of $21.3 million in the first quarter of 2000. The decrease in first quarter 2001 net cash flow from operations compared to first quarter 2000 is due primarily to an increase in working capital offset, in part, by an increase in EBITDA. EBITDA is a measure of internal cash flow which combines earnings before interest, income taxes and non-cash charges for depreciation and amortization, and excludes the effects of nonrecurring items. EBITDA from continuing operations for the first quarter of 2001 was $25.4 million, 40 percent higher than EBITDA in the first quarter of 2000 of $18.1 million. This increase in EBITDA was due primarily to the timing of acquisitions in 2000.

Cash provided by investing activities in the first quarter of 2001 of $224.5 million compared to the prior year's first quarter cash used in investing activities of $352.3 million. The cash provided by investing activities in the first quarter of 2001 primarily reflects the proceeds from the sale of the Tissue JV, while the cash used in investing activities in the first quarter of 2000 primarily reflects the cash used for acquisitions.

Cash used in financing activities in the first quarter of 2001 was $135.1 million, compared to cash provided by financing activities of $40.7 million in the first quarter of 2000. Cash used in financing activities in the first quarter of 2001 consists primarily of payments on the Company's long term debt and credit facilities using the proceeds of the sale of the Tissue JV. Cash provided by financing activities in the first quarter of 2000 is due to borrowings under the Company's credit facilities used to fund acquisitions and common stock repurchases. Chesapeake's net debt-to-capital ratio was 46 percent at April 1, 2001, compared to 53 percent at December 31, 2000.

The Company paid cash dividends of $0.22 per share in the first quarter of both 2001 and 2000. In addition, during the first quarter of 2000, the Company purchased approximately 950,000 shares of its common stock in open market transactions at an average price of $26.40 per share. The Company completed its share repurchase program as of December 31, 2000.

As a result of the taxable gain on the sale of the Tissue JV, the deferred income tax balance decreased and the income taxes payable increased by approximately $185 million. (See Note 4 for additional information on the sale of the Tissue JV.)

On February 23, 2000, Chesapeake terminated a bank commitment to make available to the Company a $1.075 billion senior credit facility (which commitment had been obtained in connection with Chesapeake's efforts to acquire Shorewood), which resulted in an extraordinary charge of $1.5 million after taxes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

On June 15, 2000, Chesapeake entered into a five-year $450 million senior credit facility which has subsequently been amended. During the third quarter of 2000, the Company determined that certain covenants in its $450 million bank credit facility relating to leverage and interest coverage needed to be addressed, primarily as a result of operating losses in the former Merchandising and Specialty Packaging segment. The Company received a waiver of these covenants for the fourth quarter of 2000. In February 2001, the bank credit facility was amended to change certain financial covenants for 2001. In addition, under the amended credit facility, any proceeds in excess of customary costs received by the Company from the sales of its discontinued operations, other than its interest in the Tissue JV, must be used to permanently reduce the credit facility by up to $200 million. The credit facility must be reduced to $250 million by June 30, 2001, in order to avoid more stringent covenants, including the suspension of dividend payments. The Company expects to apply the net proceeds from the sales of the stock of Chesapeake Packaging Co. and the U.S. Display assets of Chesapeake Display and Packaging Co., together with a portion of the proceeds of the sale of its interest in the Tissue JV, to satisfy this requirement and avoid the more stringent covenants.  The Company believes the amendment will have a favorable impact on interest rates, compared to the fourth quarter 2000 waiver period, if certain improved leverage ratios are achieved (which it expects to achieve by applying the proceeds from the planned sales of discontinued operations to reduce debt), and that adequate financial resources will be available to support anticipated long-term and short-term capital needs and commitments. The Company has met all of its debt covenants for the first quarter of 2001 and expects to meet its debt covenants for the remainder of the year.

On March 28, 2001, Field Group entered into a 20 million British pound multi-currency line of credit which replaced a previous multi-currency revolving credit facility agreement dated November 20, 2000.  Under the new agreement, the Company is required to maintain on deposit with the bank not less than $8 million until June 30, 2001.  After this date, the release of cash will be at the bank's discretion,  based on the financial performance and capital structure of Field Group.

Outlook

The following statements reflect management's outlook for the Company for its continuing operations as of April 20, 2001. Except as otherwise indicated, the forward-looking statements do not reflect the potential impact of any acquisitions, divestitures, other than the dispositions of discontinued operations, or other structural changes in the Company's continuing operations that may be completed during 2001 or fluctuations in foreign exchange translation rates, primarily from British pounds and Euros to United States dollars.

The following statements are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements." For continuing operations for the full year 2001, the Company expects:

  Revenue in the range of $820 million to $870 million.
  EBITDA in the range of $130 million to $140 million.
  Capital spending in the range of $50 million to $55 million.
  Depreciation of approximately $50 million to $55 million.
  Goodwill amortization of approximately $15 million.
  Earnings from continuing operations for the full year 2001 in the range of $1.20 to $1.40 per diluted share.

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in any such forward-looking statements: the ability of the Company to complete divestitures in a timely manner and on satisfactory terms; foreign exchange rate movements; competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; governmental policies and regulations affecting the environment; interest rates; the ability of the Company to remain in compliance with its debt covenants; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

Item 1.    Legal Proceedings

On March 26, 2001, the Securities and Exchange Commission (the "SEC") issued a formal order that a private investigation be conducted concerning matters related to the Corporation's financial reporting. The investigation is based on SEC inquiries arising out of the Corporation's restatements and revision of earnings in 2000 related to its U.S. Display business. The Corporation is cooperating with the SEC in the investigation and the outcome of the investigation cannot yet be determined.

In addition, reference is made to Note 8 of the Notes to Consolidated Financial Statements included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 25, 2001, the following business was transacted:

(1)    All nominees for election to the Board of Directors were elected.

	Number of Shares For	Number of Shares Authority Withheld
Thomas H. Johnson	11,836,251	450,397
Frank S. Royal	11,251,115	1,035,533
Hugh V. White, Jr.	11,992,946	293,702

Item 6.     Exhibits and Reports on Form 8-K

    Exhibits:

    2.1      Stock Purchase Agreement by and between Chesapeake Corporation and Inland Paperboard and Packaging, Inc., dated April 5, 2001

    2.2      Asset Purchase Agreement by and between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, dated April 20, 2001

    3.1      Amended and Restated Bylaws of Chesapeake Corporation, dated April 25, 2001

    10.1    Second amendment to service agreement with Mark Ennis, dated April 25, 2001

    Reports on Form 8-K:

    None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION

(Registrant)

Date:  May 4, 2001

BY: /s/ Christine R. Vlahcevic

Christine R. Vlahcevic

Controller

(principal accounting officer)

BY: /s/ William T. Tolley

William T. Tolley

Senior Vice President – Finance & Chief Financial Officer

(principal financial officer)