Form 10-Q
period 2001-07-01
CHESAPEAKE CORP /VA/
filed 2001-08-14
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

Number of shares of $1.00 par value common stock outstanding as of August 1, 2001:
15,150,028 shares.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net sales	$186.5	$160.3	$384.7	$294.5

Costs and expenses:
Cost of products sold	147.5	125.6	307.3	234.3
Selling, general and administrative expenses	27.7	23.1	58.0	43.6

Income from continuing operations	11.3	11.6	19.4	16.6

Other income, net	0.6	1.3	2.8	0.8
Interest expense, net	(7.8)	(7.0)	(17.6)	(10.1)

Income from continuing operations before taxes and extraordinary item	4.1	5.9	4.6	7.3
Income tax expense	1.5	2.5	1.7	1.6

Income from continuing operations before extraordinary item	2.6	3.4	2.9	5.7
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $1.8 and $4.7	-	(1.9)	-	(6.5)
(Loss) gain on disposal of discontinued operations, net of income tax (benefit) expense of $(14.8) and $77.7	(27.4)	-	103.5	-
Extraordinary item, net of income taxes of $0.9	-	-	-	(1.5)

Net (loss) income	$(24.8)	$1.5	$106.4	$(2.3)

Basic earnings (loss) per share:
Earnings from continuing operations before extraordinary item	$0.18	$0.22	$0.19	$0.34
Discontinued operations	(1.83)	(0.12)	6.90	(0.39)
Extraordinary item, net of income taxes	-	-	-	(0.09)

Basic earnings (loss) per share	$(1.65)	$0.10	$7.09	$(0.14)

Weighted average number of common shares	15.0	15.7	15.0	16.5

Diluted earnings (loss) per share:
Earnings from continuing operations before extraordinary item	$0.17	$0.21	$0.19	$0.34
Discontinued operations	(1.80)	(0.12)	6.86	(0.39)
Extraordinary item, net of income taxes	-	-	-	(0.09)

Diluted earnings (loss) per share	$(1.63)	$0.09	$7.05	$(0.14)

Weighted average number of common shares and equivalents outstanding, assuming dilution	15.2	16.1	15.1	16.8

Cash dividends declared per share of common stock (Cash dividend of $0.22 for second qtr. 2001 declared July 6, 2001)	$-	$0.22	$0.22	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	July 1, 2001	Dec. 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$26.0	$31.2
Accounts receivable (less allowance of $3.9 and $3.5)	124.8	126.4

Inventories:
Finished goods	51.7	47.3
Work in process	23.3	18.5
Materials and supplies	24.7	28.7

Total inventories	99.7	94.5

Deferred income taxes	12.6	15.6
Other current assets	11.4	40.6

Total current assets	274.5	308.3

Property, plant and equipment, at cost	435.3	455.2
Less accumulated depreciation	89.3	83.0

	346.0	372.2

Goodwill, net	521.5	554.8
Net assets of discontinued operations	77.5	225.8
Other assets	80.5	79.8

Total assets	$1,300.0	$1,540.9

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions; unaudited)

	July 1, 2001	Dec. 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$103.0	$110.2
Income taxes payable	150.8	13.0
Accrued expenses	87.4	98.2
Current maturities of long-term debt	4.2	47.1
Dividends payable	-	3.3

Total current liabilities	345.4	271.8

Long-term debt	448.6	634.7
Other long-term liabilities	44.1	43.4
Postretirement benefits other than pensions	15.1	15.6
Deferred income taxes	25.3	226.2

Total liabilities	878.5	1,191.7

Stockholders' equity:
Preferred stock, $100 par value, issuable in series;
authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000
shares; outstanding 15,140,481 shares in 2001 and 15,095,046
shares in 2000, respectively	15.1	15.1
Additional paid-in capital	0.9	-
Unearned compensation	(1.7)	(2.8)
Accumulated other comprehensive loss	(94.2)	(61.3)
Retained earnings	501.4	398.2

Total stockholders' equity	421.5	349.2

Total liabilities and stockholders' equity	$1,300.0	$1,540.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	July 1, 2001	July 2, 2000

Cash flows from operating activities:
Net income (loss)	$106.4	$(2.3)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposal of discontinued businesses, net of tax	(103.5)	-
Extraordinary item, net of tax	-	1.5
Depreciation and amortization of goodwill	39.7	35.7
Deferred income taxes	(0.3)	(1.1)
(Gain) loss on sale of property, plant and equipment	(3.1)	0.2
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(6.2)	14.7
Inventories	(3.8)	(18.1)
Other assets	(2.2)	(7.1)
Accounts payable	(4.9)	18.5
Accrued expenses	(33.9)	(13.3)
Income taxes payable	(108.3)	(9.4)
Other	-	(0.7)

Net cash (used in) provided by operating activities	(120.1)	18.6

Investing activities:
Purchases of property, plant and equipment	(23.4)	(34.2)
Acquisitions	(7.2)	(354.4)
Proceeds from sale of property, plant and equipment	7.8	-
Proceeds from sales of businesses	357.0	-
Other, net	-	0.1

Net cash provided by (used in) investing activities	334.2	(388.5)

Financing activities:
Net (payments) borrowings on lines of credit	(191.9)	76.3
Payments on long-term debt	(23.7)	(15.8)
Proceeds from long-term debt	6.0	87.5
Debt issue costs	(3.1)	(3.7)
Purchases of outstanding common stock	-	(58.1)
Dividends paid	(6.6)	(7.3)
Other	-	1.0

Net cash (used in) provided by financing activities	(219.3)	79.9

Decrease in cash and cash equivalents	(5.2)	(290.0)
Cash and cash equivalents at beginning of period	31.2	306.6

Cash and cash equivalents at end of period	$26.0	$16.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

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

Note 2. Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interests method of accounting was prohibited after this time. Statement 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and it requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). This Statement is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. The Statement also requires that goodwill be allocated at the reporting unit level. This Statement is effective for years beginning after December 15, 2001. The Company will be required to discontinue amortization of goodwill as of January 1, 2002, and intends to complete an analysis of goodwill by reporting unit and an initial impairment test by the end of 2001. Since this analysis has not been completed, the Company cannot assess the impact on the financial statements at this time. Statement 142 also contains provisions related to intangible assets other than goodwill. However, the Company currently has no intangible assets other than goodwill in its continuing operations.

Note 3. Comprehensive Income

Comprehensive (loss) income was $(25.9) million and $73.5 million for the quarter and the six months ended July 1, 2001, and $(28.2) million and $(47.5) million for the quarter and six months ended July 2, 2000, respectively. Comprehensive (loss) income and the difference between net (loss) income and comprehensive (loss) income is as follows:

(in millions)	Quarters Ended		Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net (loss) income	$(24.8)	$1.5	$106.4	$(2.3)
Foreign currency translation	(2.6)	(29.7)	(32.4)	(45.2)
Change in fair market value of derivatives	1.5	-	(0.5)	-

Comprehensive (loss) income	$(25.9)	$(28.2)	$73.5	$(47.5)

Note 4. Discontinued Operations

In January 2001, the Company announced plans to sell the principal businesses included in its Merchandising and Specialty Packaging segment, which has been accounted for as a discontinued operation. The businesses that made up this segment are as follows:

  Chesapeake Display and Packaging Company, which specialized in the design, manufacture, assembly and packing of temporary and permanent point-of-purchase displays.

  Consumer Promotions International, Inc., which specializes in the design, manufacture and assembly of permanent point-of-purchase displays.

  Chesapeake Packaging Co., which designed and manufactured corrugated shipping containers and other specialty corrugated packaging products.

  Chesapeake's 46 percent interest in Color-Box, LLC, which is a joint venture with Georgia-Pacific Corporation ("G-P"). The venture designs and manufactures litho-laminated corrugated graphic packaging.

On May 18, 2001, the Company completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million cash proceeds. The sale price for the transaction was negotiated on an arms' length basis. Proceeds from the sale have been used to pay down debt.

On July 1, 2001, the Company completed the sale of a 27 percent interest in Color-Box, LLC to G-P for a purchase price of $35 million in cash. In early 2002, the Company has the option to sell to G-P, and G-P has the option to buy from Chesapeake, the Company's remaining 19 percent interest in Color-Box, LLC, for $25 million in cash. Proceeds from the sale have been used to pay down debt.

On July 30, 2001, the Company completed the sale of substantially all of the U.S. Display assets of Chesapeake Display and Packaging Company to CorrFlex Graphics, LLC ("Corrflex"). The sale price for the transaction was negotiated on an arms' length basis. Under the terms of the sale, the Company received approximately $3.5 million in cash and $33 million in promissory notes of CorrFlex collateralized by subordinated liens on substantially all of the assets of CorrFlex. The notes include a

$15 million performance note, the principal of which will be determined by the financial performance of CorrFlex during the period from closing through December 31, 2003.

The sale of Consumer Promotions International, Inc. is expected to be completed by the end of the year.

Pro forma financial information reflecting the disposition of the stock of Chesapeake Packaging Co. and the U.S. Display assets of Chesapeake Display and Packaging Company is not provided, because such businesses are included in discontinued operations in the Consolidated Financial Statements.

On March 2, 2001, the Company sold its 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV") to G-P. Chesapeake received approximately $237 million for its agreement to terminate the joint venture, consideration for its ownership interest and certain indemnifiable deferred tax liabilities. The sale resulted in an after-tax gain of approximately $140.6 million. As a result of the taxable gain, approximately $185 million of the Company's deferred income taxes became current taxes payable. The Tissue JV was included in the Company's former Tissue segment, which is also accounted for as a discontinued operation.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continuing and discontinued operations together. Revenues from discontinued operations were $73.0 million and $164.6 million, respectively, for the quarter and six months ended July 1, 2001, and $95.5 million and $200.4 million, respectively, for the quarter and six months ended July 2, 2000. The Company has recognized an additional $27.4 million in the second quarter of 2001 and an additional $37.1 million in the first half of 2001 to increase the estimated net loss on disposal to $80.7 million after taxes. The estimated net loss on disposal consists of the following items:

(in millions)

Asset valuation losses	$76.2
Severance and exit costs	11.9
Holding period losses	26.4
Tax benefit	(33.8)

$80.7

Estimated holding period losses include an actual pre-tax loss from discontinued operations of $9.3 million and $21.1 million for the quarter and six months ended July 2, 2001. Included in the actual pre-tax loss are interest costs charged to discontinued operations of $2.1 million and $5.7 million, respectively, for the quarter and six months ended July 1, 2001, and $2.2 million and $4.7 million, respectively, for the same time periods in 2000.

Note 5. Acquisitions and Dispositions

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of the Company, acquired the in-house carton printing operations of British American Tobacco in Bremen, Germany.

On October 10, 2000, the Company completed the acquisition of First Carton Group Ltd. ("First Carton"), a paperboard packaging supplier for the premium branded food and drinks markets, for approximately $69 million plus the assumption of $50 million of debt. First Carton has operations in six locations in the United Kingdom and Germany. The purchase price for the acquisition was paid through borrowings under the Company's senior credit facility and the issuance of unsecured loan notes to certain First Carton shareholders by the Company.

On September 1, 2000, the Company acquired Lithoprint Holdings Limited ("Lithoprint"). Lithoprint is a Scottish supplier of wet-applied labels and commercial printing. Lithoprint is included in the Paperboard Packaging segment results.

On February 24, 2000, the Company completed its acquisition of substantially all of the outstanding capital shares of Boxmore International PLC ("Boxmore"), a paperboard and plastic packaging company headquartered in Belfast, Northern Ireland. The acquisition was effected through a tender offer by Chesapeake UK Acquisitions II PLC ("Chesapeake UK II"), a wholly-owned subsidiary of Chesapeake, for all of the outstanding capital shares of Boxmore at a purchase price of ₤2.65 per share. The tender offer represented a value of approximately $319 million for Boxmore's outstanding share capital. The purchase price for Boxmore's capital shares was paid in cash of approximately $234 million and approximately $85 million in unsecured loan notes issued to certain Boxmore shareholders by Chesapeake UK II.

During the first quarter of 2000, the Company completed the acquisitions of Green Printing Company, Inc. ("Green Printing"), a specialty packaging producer and printer in Lexington, North Carolina, and a corrugated container facility in Warren County, North Carolina, and finalized the formation of a joint venture with G-P, in which the two companies combined their litho-laminated graphic packaging businesses. The Warren County facility and the litho-laminated joint venture are included in the Company's former Merchandising and Specialty Packaging segment that is accounted for as a discontinued operation. The Green Printing results are included in the Paperboard Packaging segment.

Each of the acquisitions has been accounted for using the purchase method and is included in the results of operations since the purchase date, except for those businesses included in discontinued operations. As of the acquisition date of Boxmore, the Company initiated plans to eliminate duplicate functions and processes at Boxmore and restructure capacity at certain acquired facilities. Approximately $8 million was recorded in the opening balance sheet for restructuring reserves, consisting primarily of $5 million related to severance and $3 million related to closure costs. This reserve has been substantially utilized as of the end of the second quarter of 2001. As of the acquisition date of First Carton, the Company began to develop restructuring plans at First Carton. The estimated accrual for severance and exit costs related to these plans is in the range of $2 million to $5 million, which will be recorded in the opening balance sheet. These plans are expected to be completed by the end of the third quarter.

The purchase price amounts for the acquisitions which occurred during the six months ending July 1, 2001, and July 2, 2000, have been allocated to the acquired net assets as summarized below:

(in millions)	Six Months Ended
	July 1, 2001	July 2, 2000
Acquisitions:
Fair value of assets acquired	$7.2	$500.4
Liabilities assumed or created	-	(141.4)
Cash acquired	-	(4.6)

Cash paid for acquisitions, net	$7.2	$354.4

Dispositions:
Fair value of assets sold	$357.0	$-

Cash received from sale of business	$357.0	$-

Pro forma financial information reflecting the results of the Company as if the acquisition of Boxmore occurred on January 1, 2000, is as follows:

(in millions, except per share data)	Six Months Ended July 2, 2000

Net sales from continuing operations	$ 328.9
Income from continuing operations before extraordinary item	5.2
Net loss	(2.8)
Earnings per share from continuing operations before extraordinary item:
Basic	$ 0.32
Diluted	$ 0.31
Net loss per share:
Basic	$(0.17)
Diluted	$ (0.17)

Note 6. Restructuring/Special Charges

In the fourth quarter of 1999, the Company recognized a pretax restructuring/special charge of $38.0 million related to employment reduction, the closure of one facility, impairment of assets in the Company's French operations and defense costs incurred to respond to an unsolicited proposal by Shorewood Packaging Corporation ("Shorewood") to acquire Chesapeake. Of these charges, $27.7 million related to ongoing operations and $10.3 million related to discontinued operations. The restructuring liability from the 1999 plan has been substantially utilized except for the ongoing severance payments for a French social plan.

During 2000, the Company recorded restructuring/special charges before income taxes of $7.7 million ($4.7 million after taxes) which consisted of additional defense costs related to the Shorewood proposal and severance and exit costs associated with the closure of one of its paperboard packaging facilities in the United Kingdom. The facility to be closed was redundant after the acquisition of First Carton in October, 2000. Severance costs included planned work force reductions of approximately 160 employees, which were partially offset by a pension termination benefit. Payments for employment reduction were made to approximately 166 employees. The severance portion of the 2000 restructuring plan has been completely utilized, and the Company anticipates completing the remaining 2000 restructuring activities for facility closure by the end of 2001. An analysis of the restructuring reserve as of July 1, 2001, is as follows:

(in millions)	Employment Reduction	Facility Closure	Defense Costs	Total

Balance, 1999 restructuring charge	$0.2	$-	$-	$0.2
Restructuring charge 2000	1.9	0.7	5.1	7.7
Cash payments 2000	-	-	(1.5)	(1.5)
Foreign currency translation	0.1	-	-	0.1

Balance, Dec. 31, 2000	2.2	0.7	3.6	6.5
Cash payments 2001	(1.8)	-	(3.6)	(5.4)
Foreign currency translation	(0.2)	-	-	(0.2)

Balance, July 1, 2001	$0.2	$0.7	$-	$0.9

Note 7. Income Taxes

The Company's effective income tax rate from continuing operations was 37 percent for the quarter and six months ended July 1, 2001, and 43 percent for the quarter and six months ended July 2, 2000, excluding nonrecurring items. Approximately 4 percent of the decrease in the effective income tax rate was due to the ability to utilize foreign tax credits in 2001, and the remaining 2 percent decrease was due to a favorable tax settlement related to the Company's 1999 UK Inland Revenue audit. The first six months of 2000 also included a nonrecurring tax benefit of $2.6 million that related to the transaction costs associated with the offer to acquire Shorewood and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs.

Note 8. Debt

On February 23, 2000, Chesapeake terminated a bank commitment to make available to the Company a $1.075 billion senior credit facility (which commitment had been obtained in connection with Chesapeake's efforts to acquire Shorewood), which resulted in an extraordinary charge of $1.5 million after taxes.

On June 15, 2000, Chesapeake entered into a five-year $450 million senior credit facility which has been subsequently amended.  During the third quarter of 2000, the Company determined that certain covenants in its $450 million bank credit facility relating to leverage and interest coverage needed to be addressed, primarily as a result of operating losses in the former Merchandising and Specialty Packaging segment. The Company received a waiver of these covenants for the fourth quarter of 2000. In February 2001, the bank credit facility was amended to change certain financial covenants for 2001. As of June 30, 2001, the Company reduced the maximum amount available under the credit facility to $250 million.

Note 9. Commitments and Contingencies

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

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The governmental and tribal entities are proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the United States Department of Justice (DOJ), against WT to recover alleged natural resource damages. WT and other PRPs have engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims. In addition, the PRPs have been cooperating with the Wisconsin Department of Natural Resources ("DNR") in its preparation of a natural resource damage assessment. WT and other PRPs have also engaged in discussions with the State of Wisconsin with respect to resolving possible state claims concerning remediation, restoration and natural resource damages related to the alleged discharge of PCBs into the Fox River and Green Bay System.

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

On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated, as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake may be required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2.0 million deductible. The Company and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs, and have presented an initial settlement offer, consisting primarily of engineering measures, to the EPA and DEQ. Based upon a review of the NOVs and an analysis of the applicable law and facts, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. The Company and St. Laurent are negotiating with EPA, DOJ and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement and, if so, to what extent.

Litigation

The Company is a party to various other legal actions, which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

Note 10. Segment Disclosure

Chesapeake currently conducts its business in three segments: the Paperboard Packaging segment, the Plastic Packaging segment and the Land Development segment.

The Company's Paperboard Packaging segment is comprised of the Field Group operations, the paper-based specialty packaging operations of Boxmore, Green Printing and First Carton. This segment specializes in the design and production of cartons, containers, printed leaflets and labels and is primarily focused on three end-use sectors: pharmaceutical/healthcare; international and premium branded products, including fine spirits, tobacco, confectionary and cosmetics; and food and household. The results of the operations of Boxmore, Green Printing and First Carton are included in the consolidated segment results since their respective acquisition dates of February 24, 2000, March 15, 2000, and October 10, 2000. (See Note 5 for additional information on acquisitions.) The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which were acquired on February 24, 2000. This segment serves three primary markets: pharmaceutical/healthcare; food and beverage; and specialty chemical. The Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment manages the Company's real estate holdings. The following tables summarize the net sales, earnings (losses) before interest and taxes, and identifiable assets for each of the Company's segments:

(in millions)	Second Quarter		Year to Date
	2001	2000	2001	2000
Net sales:
Paperboard Packaging	$155.2	$128.2	$327.2	$250.2
Plastic Packaging	26.8	27.3	52.7	37.2
Land Development	4.5	4.8	4.8	7.1

	$186.5	$160.3	$384.7	$294.5

Earnings (losses) before interest and taxes:
Paperboard Packaging	$12.5	$11.7	$26.9	$20.8
Plastic Packaging	1.7	2.5	3.3	3.5
Land Development	3.3	3.4	3.3	5.4
Corporate/Other	(5.6)	(4.7)	(11.3)	(12.3)

	$11.9	$12.9	$22.2	$17.4

(in millions)	July 1, 2001	Dec. 31, 2000
Identifiable assets:
Paperboard Packaging	$929.1	$982.0
Plastic Packaging	177.9	185.4
Land Development	35.1	35.0
Corporate/Other	80.4	112.7
Discontinued Operations	77.5	225.8

	$1,300.0	$1,540.9

Item 2: Management's Discussion and Analysis of Financial Condition and Results of
Operations

Discontinued Operations

In January 2001, the Company announced its plans to sell the principal businesses included in its former Merchandising and Specialty Packaging segment.  On May 18, 2001, the Company completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million. On July 30, 2001, the Company completed the sale of substantially all of the U.S. Display assets of Chesapeake Display and Packaging Company to CorrFlex Graphics, LLC ("Corrflex"). Under the terms of the sale, the Company received approximately $3.5 million in cash and $33 million in promissory notes of CorrFlex collateralized by subordinated liens on substantially all of the assets of CorrFlex. The notes include a $15 million performance note, the principal of which will be determined by the financial performance of CorrFlex during the period from closing through December 31, 2003. On July 1, 2001, the Company completed the sale of a 27 percent interest in Color-Box, LLC to Georgia-Pacific Corporation ("G-P") for a purchase price of $35 million in cash, leaving the Company with a 19 percent interest in Color-Box, LLC. In early 2002, the Company has the option to sell to G-P, and G-P has the option to buy from Chesapeake, the Company's remaining 19 percent interest for $25 million in cash. The sale of Consumer Promotions International, Inc. is expected to be completed by the end of the year.

In March 2001, the Company sold its 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV") to G-P, which comprised the remainder of the Company's former Tissue segment.

The former Merchandising and Specialty Packaging segment and the former Tissue segment are both accounted for as discontinued operations; therefore, separate pro forma financial information reflecting the dispositions is not provided. The Company used the cash proceeds from the sales of its discontinued operations to reduce long-term debt. The Company also plans to use the proceeds from the sale of the remaining discontinued operations to pay down debt. (See Note 4 to the Consolidated Financial Statements for further details on discontinued operations.)

Overview

Throughout the following discussion, the term "pro forma" is used to reflect results in 2000 as if all acquisitions and divestitures that occurred during 2000 had occurred at the beginning of 2000, and the term "constant currency basis" reflects the 2001 results using the 2000 foreign exchange translation rates. Unless otherwise noted, the following discussion includes only continuing operations.

The following table sets forth second quarter and year-to-date net sales and earnings before interest and taxes and nonrecurring items ("EBIT") by continuing business segment:

Sales and EBIT by Continuing Business Segment
(in millions)	Quarter Ended July 1, 2001		Quarter Ended July 2, 2000
	As Reported		As Reported		Pro Forma
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$155.2	$12.5	$128.2	$11.7	$162.0	$14.9
Plastic Packaging	26.8	1.7	27.3	2.5	27.3	2.5
Land Development	4.5	3.3	4.8	3.4	4.8	3.4
Corporate/Other	-	(5.6)	-	(4.7)	-	(4.7)

Total Continuing Operations	$186.5	$11.9	$160.3	$12.9	$194.1	$16.1

	Year to Date July 1, 2001		Year to Date July 2, 2000
	As Reported		As Reported		Pro Forma
	Net Sales	EBIT	Net Sales	EBIT*	Net Sales	EBIT*
Paperboard Packaging	$327.2	$26.9	$250.2	$20.8	$343.2	$27.9
Plastic Packaging	52.7	3.3	37.2	3.5	52.6	3.8
Land Development	4.8	3.3	7.1	5.4	7.1	5.4
Corporate/Other	-	(11.3)	-	(9.7)	-	(9.7)

Total Continuing Operations	$384.7	$22.2	$294.5	$20.0	$402.9	$27.4

* before nonrecurring items

Net sales for the second quarter of 2001 were up 16 percent over second quarter 2000 net sales, primarily as a result of Paperboard Packaging acquisitions made during 2000. Net sales decreased for the second quarter of 2001 compared to second quarter 2000 pro forma net sales, primarily due to unfavorable foreign exchange translation rates. Net sales on a constant currency basis for the second quarter of 2001 were up 3 percent compared to second quarter 2000 pro forma net sales, primarily due to volume growth in the Paperboard and Plastic Packaging businesses, partially offset by lower land sales. For the first half of 2001, net sales were up 3 percent versus 2000 pro forma net sales on a constant currency basis, primarily due to volume growth in the Paperboard and Plastic Packaging segments, partially offset by lower land sales.

Gross margin, which is defined as net sales less cost of products sold, for the first half of 2001 was $77.4 million, compared to $60.2 million for the first half of 2000. Gross margin for the second quarter of 2001 was $39.0 million, compared to $34.7 million for the second quarter of 2000. The increases in gross margin for the quarter and first half are a reflection of the additional sales from businesses acquired during 2000. Gross margin as a percentage of sales remained constant at 20 percent for the first half of 2001 and 2000 and decreased slightly in the second quarter of 2001 to 21 percent, compared to 22 percent in the second quarter of 2000.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales remained constant at 15 percent in the first half of 2001 and 2000. SG&A as a percentage of net sales for the second quarter of 2001 increased slightly from the second quarter of 2000 to 15 percent from 14 percent, due primarily to increased consulting costs in the Corporate/Other segment.

Other income, net, increased $2.0 million for the first half of 2001, compared to the same period in

2000, primarily due to expenses of $2.6 million incurred in 2000 in connection with the Company's offer to acquire Shorewood Packaging Company ("Shorewood"). The first half of 2000 included nonrecurring expenses associated with the Shorewood tender offer of $10.3 million, which were largely offset by a $7.7 million gain on Chesapeake's sale of 4.1 million shares of Shorewood common stock.

Second quarter 2001 EBIT decreased $1.0 million from prior year second quarter EBIT, primarily due to consulting costs included in the Corporate/Other segment. Second quarter 2001 EBIT on a constant currency basis was down $3.1 million, or 19 percent, compared to pro forma second quarter 2000 EBIT. This decrease was primarily due to lower Paperboard and Plastic Packaging margins due to market pricing pressures and macroeconomic conditions in Europe, lower land sales and increased consulting costs included in corporate expenses. The year-to-date 2001 EBIT decrease of $5.2 million compared to prior year pro forma was primarily a result of lower land sales and the impact of unfavorable foreign exchange translation rates. EBIT on a constant currency basis for the first six months of 2001 decreased $2.7 million, or 10 percent, compared to EBIT on a pro forma basis before nonrecurring items for the first six months of 2000, primarily due to lower land sales.

Net loss, including discontinued operations, for the second quarter ended July 1, 2001, of $24.8 million, or $1.63 per diluted share, compared to net income for second quarter 2000 of $1.5 million, or $0.09 per diluted share. The second quarter 2001 results included an after-tax increase to the estimated loss on the planned sale of discontinued operations of $27.4 million, or $1.80 per diluted share. The second quarter 2000 results included an operating loss from discontinued operations of $1.9 million, or $0.12 per diluted share. For the six months ended July 1, 2001, net income of $106.4 million, or $7.05 per diluted share, compared to a net loss for the six months ended July 2, 2000, of $2.3 million, or $0.14 per diluted share. The results for the first half of 2001 included an after-tax gain on the sale of the Company's 5 percent equity interest in the Tissue JV with G-P of $140.6 million, or $9.31 per diluted share, partially offset by an increase to the estimated loss on the planned sales of discontinued operations of $37.1 million, or $2.45 per diluted share. The results for the first half of 2000 included an operating loss from discontinued operations of $6.5 million, or $0.39 per diluted share, and an extraordinary charge of $1.5 million, or $0.09 per diluted share, for the termination of a bank commitment related to the Company's efforts to acquire Shorewood.

Tax expense for the first half of 2000 included a nonrecurring tax benefit related to the transaction costs associated with the offer to acquire Shorewood and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million. Excluding these nonrecurring items, the Company's effective income tax rate from continuing operations for the second quarter and first half of 2001 was approximately 37 percent, compared to approximately 43 percent for the second quarter and first half of 2000. Approximately 4 percent of the decrease in the effective income tax rate was due to the ability to utilize foreign tax credits in 2001, and the remaining 2 percent decrease was due to a favorable tax settlement related to the Company's 1999 UK Inland Revenue audit.

Net interest expense increased by $0.8 million and $7.5 million for the quarter and six months ended July 1, 2001, respectively, compared to the same periods ended July 2, 2000, due primarily to the timing of additions to debt (for acquisitions and purchases of the Company's stock in 2000) and repayments of debt (after divestitures in 2001).

Segment Information

Paperboard Packaging

(in millions)	2001	2000		Increase/(Decrease)*		Increase/(Decrease)**
		As reported	Pro forma	$	%	$	%
Six Months:
Net sales	$327.2	$250.2	$343.2	$77.0	30.8%	$(16.0)	(4.7)%
EBIT	26.9	20.8	27.9	6.1	29.3%	(1.0)	(3.6)%
Operating margin	8.2%	8.3%	8.1%	-	(1.2)%	-	1.2%

Second Quarter:
Net sales	$155.2	$128.2	$162.0	$27.0	21.1%	$(6.8)	(4.2)%
EBIT	12.5	11.7	14.9	0.8	6.8%	(2.4)	(16.1)%
Operating margin	8.1%	9.1%	9.2%	-	(11.0)%	-	(12.0)%

* 2001 period compared to 2000 period as reported
** 2001 period compared to 2000 period pro forma

Chesapeake's Paperboard Packaging segment consists of Field Group, acquired in March 1999, the paper-based specialty packaging operations of Boxmore, acquired in February 2000, Green Printing, acquired in March 2000, and First Carton, acquired in October 2000. These operations have been consolidated since their respective acquisition dates.

Net sales increased 21 percent and 31 percent for the quarter and six months ended July 1, 2001, respectively, compared to net sales for the same periods in 2000, reflecting the impact of acquisitions completed during 2000. On a constant currency basis, second quarter and year-to-date net sales for 2001 increased 3 percent compared to pro forma net sales for the same periods in 2000 due to strong tobacco and pharmaceutical packaging sales volume, offset in part by lower volumes in the premium branded sector.

EBIT for the second quarter of 2001 increased 7 percent over the second quarter of 2000, reflecting the impact of acquisitions completed during 2000. Second quarter 2001 EBIT decreased 16 percent compared to pro forma second quarter 2000 EBIT, partly due to unfavorable foreign exchange translation rates. On a constant currency basis, second quarter 2001 EBIT decreased 9 percent compared to pro forma second quarter 2000 EBIT, due primarily to lower margins in the premium branded, food and household and luxury packaging sectors as a result of market pricing pressures and macroeconomic conditions in Europe. Year-to-date 2001 constant currency EBIT increased 4 percent compared with pro forma first half 2000 EBIT, driven largely by strong volumes in the pharmaceutical and tobacco sectors in the first half of 2001, offset in part by higher raw material prices and market pricing pressures in the second quarter of 2001.

Included in this segment's first half 2001 results was a gain on the sale of a facility in Ireland, which was partially offset by moving expenses associated with the closure of a facility in the United Kingdom and severance costs. The net impact of these nonrecurring items was a benefit to the first half of 2001 EBIT of approximately $0.7 million. Excluding these nonrecurring items, operating margin for this segment decreased by approximately 0.1 point for the first half of 2001 compared to pro forma first half 2000 results.

Plastic Packaging

(in millions)	2001	2000		Increase/(Decrease)*		Increase/(Decrease)**
		As reported	Pro forma	$	%	$	%
Six Months:
Net sales	$52.7	$37.2	$52.6	$15.5	41.7%	$ 0.1	0.2%
EBIT	3.3	3.5	3.8	(0.2)	(5.7)%	(0.5)	(13.2)%
Operating margin	6.3%	9.4%	7.2%	-	(33.0)%	-	(12.5)%

Second Quarter:
Net sales	$26.8	$27.3	-	(0.5)	(1.8)%	-	-
EBIT	1.7	2.5	-	(0.8)	(32.0)%	-	-
Operating margin	6.3%	9.2%	-	-	(31.5)%	-	-

* 2001 period compared to 2000 period as reported
** 2001 period compared to 2000 period pro forma

The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which were acquired in February 2000.

Net sales for the second quarter of 2001 were down 2 percent compared to net sales for the second quarter of 2000, due primarily to the impact of unfavorable foreign exchange translation rates. Constant currency net sales for the second quarter of 2001 increased by 7 percent over second quarter 2000 net sales, as the negative impact of customer destocking was more than offset by higher volumes in the agrochemical and pharmaceutical/healthcare sectors. Net sales in the first half of 2001 were essentially unchanged from pro forma first half 2000 net sales, as higher PET beverage container volume was offset by the impact of unfavorable foreign exchange translation rates. On a constant currency basis, net sales for the first half of 2001 were up 11 percent compared to pro forma net sales for the first half of 2000, primarily due to higher PET beverage container volume.

EBIT for the second quarter and first half of 2001 decreased 32 percent and 6 percent, respectively, from EBIT for the comparable periods of 2000, partly due to unfavorable foreign exchange translation rates. Constant currency EBIT for the second quarter of 2001 was down $0.6 million compared with the second quarter of 2000, reflecting competitive pricing and higher raw material costs. Constant currency EBIT for the first half of 2001 remained constant compared with the first half of 2000.

First half 2001 operating margin decreased by approximately 0.9 point compared to pro forma 2000 results. This decrease resulted from competitive pricing and higher raw material costs offset in part by higher volumes in the agrochemical and pharmaceutical/healthcare sectors.

Land Development

(in millions)			Increase/(Decrease)
	2001	2000	$	%
Six Months:
Net sales	$ 4.8	$ 7.1	$(2.3)	(32.4)%
EBIT	3.3	5.4	(2.1)	(38.9)%
Operating margin	68.8%	76.1%	-	(9.6)%

Second Quarter:
Net sales	$ 4.5	$ 4.8	$(0.3)	(6.3)%
EBIT	3.3	3.4	(0.1)	(2.9)%
Operating margin	73.3%	70.8%	-	3.5%

Chesapeake's Land Development segment (formerly the Forest Products/Land Development segment) consists of Delmarva Properties, Inc. and Stonehouse Inc. The Company markets land that it believes is more valuable when used as developed property than as timberland. Land development sales consist of lot sales and the sale of bulk acreage which third parties develop for both residential and commercial uses.

Net sales and EBIT for the second quarter and first half of 2001 decreased from the same periods in 2000. These decreases are due to shifts in the timing of land sales in 2001 as a result of the Company's strategy to realize the greatest value from its remaining land holdings.

Liquidity and Financial Position

Net cash used in operating activities in the first half of 2001 of $120.1 million compared to net cash provided by operating activities of $18.6 million in the first half of 2000, primarily due to income tax payments. As a result of the taxable gain on the sale of the Tissue JV, the Company's deferred income tax balance decreased and the income taxes payable balance increased by approximately $185 million in the first quarter of 2001. (See Note 4 for additional information on the sale of the Tissue JV.) In the second quarter of 2001, approximately $140 million was paid for the first installment of taxes due on the Tissue JV gain, reducing the current taxes payable figure by a similar amount. The remaining tax installments are due in the fourth quarter of 2001.

Cash provided by investing activities in the first half of 2001 of $334.2 million compared to the prior year's first half cash used in investing activities of $388.5 million. The cash provided by investing activities in the first half of 2001 primarily reflected the proceeds from the sale of the Tissue JV and Chesapeake Packaging Co., while the cash used in investing activities in the first half of 2000 primarily reflected cash used to fund acquisitions.

Cash used in financing activities in the first half of 2001 was $219.3 million, compared to cash provided by financing activities of $79.9 million in the first half of 2000. Cash used in financing activities in the first half of 2001 consisted primarily of payments on the Company's long term debt and credit facilities using the net proceeds from the sales of the Company's discontinued operations. Cash provided by financing activities in the first half of 2000 consisted primarily of borrowings under the Company's credit facilities used to fund acquisitions and common stock repurchases.

Chesapeake's net debt-to-capital ratio (the ratio of total debt, net of cash, to total capital) was 49 percent at July 1, 2001, compared to 53 percent at December 31, 2000. (Capital consists of total debt net of cash, deferred tax liabilities and stockholders' equity.) The decrease in the net debt-to-capital ratio was due to the application of proceeds from the sale of discontinued operations to pay down debt. (See Note 4 to the Consolidated Financial Statements for further details on discontinued operations.)

The Company paid cash dividends of $0.22 per share in the second quarter of both 2001 and 2000. During the second quarter of 2000, the Company purchased approximately 1 million shares of its common stock in open market transactions at an average price of approximately $31 per share. During the first half of 2000, the Company purchased approximately 2 million shares of its common stock at an average price of approximately $29 per share. The Company completed its share repurchase program as of December 31, 2000.

On February 23, 2000, Chesapeake terminated a bank commitment to make available to the Company a

$1.075 billion senior credit facility (which commitment had been obtained in connection with Chesapeake's efforts to acquire Shorewood), which resulted in an extraordinary charge of $1.5 million after taxes.

On June 15, 2000, Chesapeake entered into a five-year $450 million senior credit facility which has been subsequently amended. During the third quarter of 2000, the Company determined that certain covenants in its $450 million bank credit facility relating to leverage and interest coverage needed to be addressed, primarily as a result of operating losses in the former Merchandising and Specialty Packaging segment. The Company received a waiver of these covenants for the fourth quarter of 2000. In February 2001, the bank credit facility was amended to change certain financial covenants for 2001. As of June 30, 2001, the Company reduced the maximum amount available under the credit facility to $250 million. The Company met all of its debt covenants for the first half of 2001 and believes that adequate financial resources will be available to support anticipated long-term and short-term capital needs and commitments.

Outlook

The following statements reflect management's outlook for the Company for its continuing operations as of July 24, 2001. Except as otherwise indicated, the forward-looking statements do not reflect the potential impact of any acquisitions, divestitures (other than the dispositions of discontinued operations) or other structural changes in the Company's continuing operations that may be completed during 2001 or fluctuations in foreign exchange translation rates, primarily from British pounds and Euros to United States dollars. The following statements are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements." For continuing operations for the full year 2001, the Company expects:

  Revenue in the range of $800 million to $840 million.

  EBITDA in the range of $125 million to $135 million.

  Capital spending in the range of $45 million to $50 million.

  Depreciation of approximately $45 million to $50 million.

  Goodwill amortization of approximately $15 million.

  Earnings from continuing operations for the full year 2001 in the range of $1.20 to $1.40 per diluted share.

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in any such forward-looking statements: the ability of the Company to complete divestitures in a timely manner and on satisfactory terms; foreign exchange rate movements; competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; governmental policies and regulations affecting the environment; interest rates; the ability of the Company to remain in compliance with its debt covenants; the availability of credit; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

There are no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II - Other Information

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

In addition, reference is made to Note 9 of the Notes to Consolidated Financial Statements included herein.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
2.1

Stock Purchase Agreement by and between Chesapeake Corporation and Inland Paperboard and Packaging, Inc., dated April 5, 2001 (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

2.2

Asset Purchase Agreement by and between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, dated April 20, 2001 (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

	2.3	Amendment No. 1, dated as of July 1, 2001, to the Asset Purchase Agreement made as of April 20, 2001, between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, filed herewith
	10.1	First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of July 11, 2001, filed herewith
	10.2	First Amendment to Executive Employment Agreement with John F. Gillespie, dated as of July 11, 2001, filed herewith
	10.3	First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of July 11, 2001, filed herewith
	10.4	Termination and Release through the Voluntary Separation Program of the Executive Employment Agreement with Thomas A. Smith, dated as of August 1, 2001, filed herewith

(b)	Reports on Form 8-K:
1.
Current Report on Form 8-K, dated April 30, 2001, reporting certain Regulation FD disclosure under Item 9 thereof

	2.	Current Report on Form 8-K, dated May 1, 2001, reporting certain Regulation FD disclosure under Item 9 thereof

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: August 14, 2001	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)