Form 10-Q
period 2001-09-30
CHESAPEAKE CORP /VA/
filed 2001-11-14
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Number of shares of $1.00 par value common stock outstanding as of October 29, 2001: 15,167,912 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 INDEX
			PAGE NUMBER
PART I. FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Consolidated Statements of Earnings - Quarters and Nine Months ended September 30, 2001, and October 1, 2000	3
		Consolidated Balance Sheets at September 30, 2001, and December 31, 2000	4
		Consolidated Statements of Cash Flows - Nine Months ended September 30, 2001, and October 1, 2000	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3.	Qualitative and Quantitative Disclosures About Market Risk	28
PART II. OTHER INFORMATION
	Item 1.	Legal Proceedings	29
	Item 6.	Exhibits and Reports on Form 8-K	29
Signature			30

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Net sales	$204.6	$165.9	$589.3	$460.4

Costs and expenses:
Cost of products sold	164.1	124.1	471.4	358.4
Selling, general and administrative expenses	25.2	24.4	83.2	68.0
Restructuring/special charges	7.7	5.1	7.7	5.1

Income from continuing operations	7.6	12.3	27.0	28.9

Other income, net	1.0	1.6	3.8	2.4
Interest expense, net	5.9	8.4	23.5	18.5

Income from continuing operations before taxes and extraordinary item	2.7	5.5	7.3	12.8
Income tax expense	0.7	2.3	2.4	3.9

Income from continuing operations before extraordinary item	2.0	3.2	4.9	8.9

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $4.0 and $8.7	-	(4.9)	-	(11.4)
Gain on disposal of discontinued operations, net of income tax (benefit) expense of $(5.4) and $72.3	5.4	-	108.9	-
Extraordinary item, net of income taxes of $0.9	-	-	-	(1.5)

Net income (loss)	$7.4	$(1.7)	$113.8	$(4.0)

Basic earnings (loss) per share:
Earnings from continuing operations before extraordinary item	$0.13	$0.21	$0.33	$0.55
Discontinued operations	0.36	(0.32)	7.26	(0.71)
Extraordinary item, net of income taxes	-	-	-	(0.09)

Basic earnings (loss) per share	$0.49	$(0.11)	$7.59	$(0.25)

Weighted average number of common shares	15.1	15.1	15.0	16.0

Diluted earnings (loss) per share:
Earnings from continuing operations before extraordinary item	$0.13	$0.21	$0.32	$0.54
Discontinued operations	0.35	(0.32)	7.17	(0.70)
Extraordinary item, net of income taxes	-	-	-	(0.09)

Diluted earnings (loss) per share	$0.48	$(0.11)	$7.49	$(0.25)

Weighted average number of common shares and equivalents outstanding, assuming dilution	15.3	15.3	15.2	16.3

Cash dividends declared per share of common stock (Second qtr. 2001 dividend of $0.22 declared and paid in third qtr. 2001)	$0.44	$0.22	$0.66	$0.66

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data; unaudited)

	Sept. 30, 2001	Dec. 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$19.6	$31.2
Accounts receivable (less allowance of $4.2 and $3.5)	142.1	126.4

Inventories:
Finished goods	53.6	47.3
Work in process	22.3	18.5
Materials and supplies	24.8	28.7

Total inventories	100.7	94.5

Deferred income taxes	11.1	15.6
Other current assets	12.6	40.6

Total current assets	286.1	308.3

Property, plant and equipment, at cost	454.7	455.2
Less accumulated depreciation	104.0	83.0

	350.7	372.2

Goodwill, net	539.2	554.8
Net assets of discontinued operations	33.3	225.8
Other assets	111.9	79.8

Total assets	$1,321.2	$1,540.9

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except share data; unaudited)

	Sept. 30, 2001	Dec. 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$102.4	$110.2
Income taxes payable	131.8	13.0
Accrued expenses	89.8	98.2
Current maturities of long-term debt	51.7	47.1
Dividends payable	3.3	3.3

Total current liabilities	379.0	271.8

Long-term debt	387.5	634.7
Other long-term liabilities	61.5	43.4
Postretirement benefits other than pensions	15.2	15.6
Deferred income taxes	27.2	226.2

Total liabilities	870.4	1,191.7

Stockholders' equity:
Preferred stock, $100 par value, issuable in series;
Authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000
Shares; outstanding 15,173,068 shares in 2001 and 15,095,046
Shares in 2000, respectively	15.2	15.1
Additional paid-in capital	1.6	-
Unearned compensation	(1.6)	(2.8)
Accumulated other comprehensive loss	(66.6)	(61.3)
Retained earnings	502.2	398.2

Total stockholders' equity	450.8	349.2

Total liabilities and stockholders' equity	$1,321.2	$1,540.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Sept. 30, 2001	Oct. 1, 2000

Cash flows from operating activities:
Net income (loss)	$113.8	$(4.0)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposal of discontinued businesses, net of tax	(108.9)	-
Extraordinary item, net of tax	-	1.5
Depreciation and amortization of goodwill	56.4	53.9
Undistributed loss (earnings) of affiliates	0.2	(0.9)
Deferred income taxes	4.3	10.4
Gain on sale of property, plant and equipment	(3.8)	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(14.7)	(6.0)
Inventories	0.7	(19.0)
Other assets	(1.8)	(6.4)
Accounts payable	(11.1)	18.1
Accrued expenses	(44.4)	8.7
Income taxes payable	(119.5)	(24.0)
Other	(3.0)	(6.4)

Net cash (used in) provided by operating activities	(131.8)	25.9

Investing activities:
Purchases of property, plant and equipment	(32.2)	(57.7)
Acquisitions	(7.2)	(363.7)
Proceeds from sale of property, plant and equipment	6.8	-
Proceeds from sales of businesses	395.5	2.0
Other, net	0.4	(0.7)

Net cash provided by (used in) investing activities	363.3	(420.1)

Financing activities:
Net (payments) borrowings on lines of credit	(204.1)	133.6
Payments on long-term debt	(37.7)	(43.6)
Proceeds from long-term debt	9.8	87.6
Debt issue costs	(3.2)	(4.0)
Purchases of outstanding common stock	-	(70.7)
Dividends paid	(9.9)	(10.6)
Other	2.9	0.7

Net cash (used in) provided by financing activities	(242.2)	93.0

Decrease in cash and cash equivalents	(10.7)	(301.2)
Cash and cash equivalents at beginning of period	31.2	306.6

Cash and cash equivalents at end of period	$20.5	$5.4

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

Note 2. Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interests method of accounting is prohibited after this time. SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and it requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 141 is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS 142 also requires that goodwill be allocated at the reporting unit level. SFAS 142 is effective for years beginning after December 15, 2001. The Company will be required to discontinue amortization of goodwill as of January 1, 2002, and intends to complete an analysis of goodwill by reporting unit and an initial impairment test by the end of 2001. Since this analysis has not been completed, the Company cannot assess the impact on the financial statements at this time. SFAS 142 also contains provisions related to intangible assets other than goodwill. However, the Company currently has no intangible assets other than goodwill in its continuing operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and it is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material impact on the Company's financial statements.

Note 3. Comprehensive Income

Comprehensive income (loss) is as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Net income (loss)	$7.4	$(1.7)	$113.8	$(4.0)
Foreign currency translation	28.9	(16.1)	(3.5)	(61.3)
Change in fair market value of derivatives	(1.3)	-	(1.8)	-

Comprehensive income (loss)	$35.0	$(17.8)	$108.5	$(65.3)

Note 4. Discontinued Operations

On March 2, 2001, the Company sold its 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV") to Georgia-Pacific Corporation ("G-P"). Chesapeake received approximately $237 million for its agreement to terminate the joint venture, consideration for its ownership interest and certain indemnifiable deferred tax liabilities. The sale resulted in an after-tax gain of approximately $140.6 million. As a result of the taxable gain, approximately $185 million of the Company's deferred income taxes became current income taxes payable. The Tissue JV was included in the Company's former Tissue segment, which is accounted for as a discontinued operation.

In January 2001, the Company announced plans to sell the principal businesses included in its Merchandising and Specialty Packaging segment, which has been accounted for as a discontinued operation. The businesses that made up this segment are as follows:

Chesapeake Display and Packaging Company

Chesapeake Display and Packaging Company specialized in the design, manufacture, assembly and packing of temporary and permanent point-of-purchase displays. On July 30, 2001, the Company completed the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company to CorrFlex Graphics, LLC ("CorrFlex"). The sale price for the transaction was negotiated on an arms' length basis. Under the terms of the sale, the Company received approximately $3.5 million in cash and $33 million in promissory notes of CorrFlex collateralized by subordinated liens on substantially all of the assets of CorrFlex. The notes include a $15 million performance note, the principal of which will be determined by the financial performance of CorrFlex during the period from closing through December 31, 2003. At September 30, 2001, the performance note has been fully reserved because payments due on it are contingent on future events.

On October 4, 2001, the Company completed the sale of Chesapeake Display and Packaging (Canada) Limited to Atlantic Decorated & Display, Inc., a subsidiary of Atlantic Packaging Products Ltd. of Scarborough, Ontario, for approximately $2.6 million.

Chesapeake Packaging Co.

Chesapeake Packaging Co. designed and manufactured corrugated shipping containers and other specialty corrugated packaging products. On May 18, 2001, the Company completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million cash proceeds. The sale price for the transaction was negotiated on an arms' length basis.

Consumer Promotions International, Inc.

Consumer Promotions International, Inc. specialized in the design, manufacture and assembly of permanent point-of-purchase displays. On October 15, 2001, the Company completed the sale of Consumer Promotions International, Inc. to a management investment group. The sale price for the transaction was negotiated on an arms' length basis. Under the terms of the sale, the Company received approximately $5.0 million in cash and $18.6 million in promissory notes collateralized by subordinated liens on substantially all of the U.S. assets of Consumer Promotions International, Inc. and the capital stock of its non-U.S subsidiaries. The notes include $13.6 million of performance notes, the principal of which will be determined by the financial performance of Consumer Promotions International, Inc. during the period from closing through October 10, 2006. At September 30, 2001, the performance notes have been fully reserved because payments due on them are contingent on future events.

Color-Box, LLC

Color-Box, LLC is a joint venture with G-P that designs and manufactures litho-laminated corrugated graphic packaging. Chesapeake's original ownership interest was 46 percent. On July 1, 2001, the Company completed the sale of a 27 percent interest in Color-Box, LLC to G-P for a purchase price of $35 million in cash. The Company expects to complete the sale of its remaining 19 percent interest in Color-Box, LLC, to G-P in the fourth quarter of 2001 for approximately $24 million in cash plus dividends through closing.

Proceeds from the sales completed to date have been used to pay down debt. The Company expects to apply the net cash proceeds of fourth quarter asset sales to a tax payment due in December 2001. Pro forma financial information reflecting the foregoing dispositions is not provided because such businesses are included in discontinued operations in the Consolidated Financial Statements.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continuing and discontinued operations together. Revenues from discontinued operations were $30.1 million and $194.7 million, respectively, for the quarter and nine months ended September 30, 2001, and $107.9 million and $308.3 million, respectively, for the quarter and nine months ended October 1, 2000. The Company recognized an after-tax decrease of $5.4 million to the estimated loss on the planned sales of discontinued operations in the third quarter of 2001, which was primarily related to taxes. The year-to-date results include an increase to the estimated loss on the planned sales of discontinued operations of $31.7 million, to increase the estimated net loss on disposal to $75.3 million after taxes. The estimated net loss on disposal consists of the following items:

(in millions)

Asset valuation losses	$75.3
Severance and exit costs	13.3
Holding period losses	25.8
Tax benefit	(39.1)

Estimated net loss on disposal	$75.3

Estimated holding period losses include an actual pre-tax loss from discontinued operations of $4.3 million and $25.4 million for the quarter and nine months ended September 30, 2001. Included in the actual pre-tax loss are interest costs charged to discontinued operations of $0.8 million and $6.5 million, respectively, for the quarter and nine months ended September 30, 2001, and $2.9 million and $7.6 million, respectively, for the same time periods in 2000.

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

Each of the acquisitions has been accounted for using the purchase method and is included in the results of operations since the purchase date, except for those businesses included in discontinued operations. As of the acquisition date of Boxmore, the Company initiated plans to eliminate duplicate functions and processes at Boxmore and restructure capacity at certain acquired facilities. Approximately $8 million was recorded in the opening balance sheet for restructuring reserves, consisting primarily of $5 million related to severance and $3 million related to closure costs. This reserve has been substantially utilized as of the end of the second quarter of 2001. As of the acquisition date of First Carton, the Company began to develop restructuring plans at First Carton. The estimated accrual for severance and exit costs related to these plans is approximately $3 million, which will be recorded in the opening balance sheet, and is expected to be paid out within one year. The plans were completed and required communications made early in the fourth quarter of 2001.

The purchase price amounts for the acquisitions which occurred during the nine months ending September 30, 2001, and October 1, 2000, have been allocated to the acquired net assets as summarized below:
(in millions)	Nine Months Ended
	Sept. 30, 2001	Oct. 1, 2000
Acquisitions:
Fair value of assets acquired	$7.2	$517.5
Liabilities assumed or created	-	(149.2)
Cash acquired	-	(4.6)

Cash paid for acquisitions, net	$7.2	$363.7

Dispositions:
Fair value of net assets sold	$428.5	$-
Non-cash consideration received	(33.0)	-

Cash received from sale of businesses	$395.5	$-

Pro forma financial information, reflecting the results of the Company as if each of the acquisitions in 2000 had occurred on January 1, 2000, is as follows:
(in millions, except per share data)	Quarter Ended Oct. 1, 2000	Nine Months Ended Oct. 1, 2000

Net sales from continuing operations	$200.5	$603.4
Income from continuing operations before extraordinary item	4.3	8.3
Net loss	(0.6)	(4.6)
Earnings per share from continuing operations before extraordinary item:
Basic	$0.28	$0.52
Diluted	$0.28	$0.51
Net loss per share:
Basic	$(0.04)	$(0.29)
Diluted	$(0.04)	$(0.28)

Note 6. Restructuring/Special Charges

In the fourth quarter of 1999, the Company recognized a pretax restructuring/special charge of $38.0 million. Of these charges, $28.4 million related to ongoing operations and $9.6 million related to discontinued operations. (As of September 30, 2001, $0.7 million of the charges related to discontinued operations were reclassified to continuing operations for a reserve related to Chesapeake Display and Packaging Company assets that are not being sold.) The 1999 restructuring program for continuing operations (1) eliminated redundant and overlapping positions in the paperboard packaging segment and the corporate headquarters; (2) recorded an impairment charge relating to the write-down of goodwill and other long-lived assets in the French packaging operations acquired in 1996; and (3) recorded defense fees incurred to respond to an unsolicited proposal by Shorewood Packaging Corporation ("Shorewood") to acquire Chesapeake. The fourth quarter 1999 restructuring liability has been substantially utilized except for the Chesapeake Display and Packaging reserve and ongoing severance payments for a French social plan.

During 2000, the Company recorded restructuring/special charges before income taxes of $7.7 million ($4.7 million after taxes), which consisted of additional defense costs related to the Shorewood proposal and severance and exit costs associated with the closure of one of its paperboard packaging facilities in the United Kingdom. The closed facility became redundant after the acquisition of First Carton in October, 2000. Severance costs included planned work force reductions of approximately 160 employees, which were partially offset by a pension termination benefit. The severance portion of the 2000 restructuring plan has been completely utilized, with payments made to approximately 166 employees, and the Company anticipates completing the remaining 2000 restructuring activities for the facility closure by the end of 2001.

In the third quarter of 2001, the Company recorded restructuring charges before income taxes of $7.7 million ($5.0 million after taxes). Approximately $3.6 million after taxes was recognized for costs associated with a salaried staff reduction of approximately 50 positions achieved primarily through a voluntary separation program. The voluntary separation program benefits will be funded primarily by surplus assets of the Company's U.S. defined benefit salaried pension plan. Approximately 80 percent of the staff reductions are expected to occur by the end of 2001, with the remainder during the first quarter of 2002. Approximately $1.4 million after taxes was recognized for the elimination of two corporate office sites and the reduction of the carrying value of a corporate aircraft that is expected to be sold in the fourth quarter of 2001.

An analysis of the restructuring reserve as of September 30, 2001, is as follows:
(in millions)Employment Reduction

Balance, 1999 restructuring charge	$0.2	$-	$-	$-	$0.2
Restructuring charge 2000	1.9	0.7	5.1	-	7.7
Cash payments 2000	-	-	(1.5)	-	(1.5)
Foreign currency translation	0.1	-	-	-	0.1

Balance, Dec. 31, 2000	2.2	0.7	3.6	-	6.5
Restructuring charge 2001	5.4	0.6	-	1.7	7.7
Non-cash items	(3.9)	-	-	(1.7)	(5.6)
Restructure liability retained from sale of discontinued operations	-	0.7	-	-	0.7
Cash payments 2001	(1.8)	(0.5)	(3.6)	-	(5.9)
Foreign currency translation	(0.2)	-	-	-	(0.2)

Balance, September 30, 2001	$1.7	$1.5	$-	$-	$3.2

Note 7. Income Taxes

The Company's effective income tax rate from continuing operations was 33 percent for the nine months ended September 30, 2001, and 43 percent for the nine months ended October 1, 2000, excluding nonrecurring items. Approximately 6 percent of the decrease in the effective income tax rate was due to the ability to utilize foreign tax credits in 2001, 2 percent of the decrease was related to lower foreign income tax rates applied to foreign source income from the prior year, and the remaining 2 percent decrease was due to a favorable tax settlement related to 1999 accrued income taxes. The first nine months of 2000 also included a nonrecurring tax benefit of $2.6 million that related to the transaction costs associated with the offer to acquire Shorewood and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs.

Note 8. Debt

On February 23, 2000, Chesapeake terminated a bank commitment to make available to the Company a $1.075 billion senior credit facility (which commitment had been obtained in connection with Chesapeake's efforts to acquire Shorewood and Boxmore) and entered into a six-month $250 million senior credit facility to satisfy short-term liquidity requirements. In its efforts to make available the $1.075 billion facility, the Company terminated a $450 million credit facility, which resulted in an extraordinary charge of $1.5 million after taxes.

On June 15, 2000, Chesapeake terminated its six-month $250 million senior credit facility and entered into a new five-year $450 million senior credit facility. In February 2001, the bank credit facility was amended to change certain financial covenants for 2001. As of June 30, 2001, the Company reduced the maximum amount available under the credit facility to $250 million.

On November 13, 2001, the Company announced that it has agreed to sell ₤115 million of its 10-3/8% Senior Subordinated Notes due 2011 (the "Notes"). The Notes were sold through institutional private placements. Closing for the sale of the Notes is expected to occur on or about November 19, 2001. The Company expects to use the net proceeds from the sale of the Notes, estimated to be approximately $161.5 million after issuance costs, to repay outstanding borrowings under the Company's senior bank credit facility.

The Company was in compliance with all of its debt covenants as of the end of the third quarter of 2001. However, due to lower than anticipated cash proceeds from the sale of discontinued operations, the Company determined that it might not achieve compliance with a financial covenant contained in its senior bank credit facility relating to its debt-to-EBITDA ratio as of the end of the fourth quarter of 2001. Accordingly, in anticipation of the Note offering and the possible covenant compliance issue, the Company has negotiated an amendment to its senior bank credit facility. Subject to the sale of the Notes (or a similar subordinated debt offering) closing on or before December 15, 2001, the amendment (1) resets the credit agreement's financial covenants to require that the Company's debt-to-EBITDA ratio be no greater than 4.5 to 1 through September 2002 and 4.25 to 1 thereafter, and that the Company's interest coverage ratio be at least 2.5 to 1, (2) adds a covenant that the Company's senior debt-to-EBITDA ratio be no greater than 3.5 to 1 (or 3.25 to 1 under certain circumstances if the Company so elects), (3) removes the covenant that the Company maintain a minimum EBITDA, (4) prohibits the Company from making any acquisitions (except with equity) until its senior leverage ratio is less than 3.0 and it elects to tighten its senior debt-to-EBITDA ratio covenant and (5) increases the interest rate on the senior credit facility by 1.0 percent.

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

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinated-biphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the FWS. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The governmental and tribal entities are proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the United States Department of Justice (DOJ), against WT to recover alleged natural resource damages, but the FWS has not as yet instituted such litigation. WT and other PRPs have engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims. In addition, the PRPs have been cooperating with the Wisconsin Department of Natural Resources ("DNR") in its preparation of a natural resource damage assessment.

On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. The EPA identified several PRPs, including WT.

In October 2001, the DNR and EPA released for public comment a draft remedial investigation/feasibility study ("RI/FS") and proposed remedial action plan ("PRAP") for the lower Fox River and Green Bay site. The PRAP proposes remediation of the site based on a combination of dredging contaminated sediment and natural attenuation. The dredging portion of the remediation applies an action level of 1 part per million of PCB contamination as the standard for removal. In the PRAP, the EPA and DNR estimate the cost of the proposed restoration to be approximately $308 million. The RI/FS and the PRAP are subject to a public comment period before being finalized; WT and the other PRPs anticipate submitting timely comments. Any enforcement of a definitive Remedial Action Plan may be subject to judicial review.

Based on current information and advice from its environmental consultants, WT believes that the 1 part per million action level and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move), as contemplated by the PRAP, are excessive and would be environmentally detrimental and therefore inappropriate. Instead, WT believes that less intrusive alternatives are more environmentally appropriate, cost effective and responsible methods of managing risks attributable to sediment contamination. In addition WT believes that the cost of the remediation estimated in the PRAP may be understated.

On October 25, 2000, the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs. The RCDP states that the final natural resource damage claim will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates costs of restoration to address present and future PCB injuries in a range of $111 million to $268 million. WT believes that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments to that effect on the RCDP. The final natural resource damage assessment has not been issued.

The ultimate cost to WT associated with this matter cannot be predicted with certainty at this time, due to uncertainties with respect to: what remediation will be implemented, and uncertainties associated with the actual cost of that remediation; the outcome of the federal and state natural resource damage assessments; WT's share of any multi-party clean-up/restoration expenses; the timing of any clean-up/restoration; the evolving nature of clean-up/restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs cannot be predicted with certainty at this time, WT believes that the ultimate clean-up/restoration costs associated with the lower Fox River site may exceed $500 million for all PRPs in the aggregate. Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the clean-up costs, subject to a right of contribution from the other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party clean-up/restoration, based upon factors including their respective contributions to the alleged contamination and their ability to pay. Based on presently available information, WT believes that several of the named PRPs will be able to pay substantial shares toward remediation and restoration, and that there are additional parties, some of which have substantial resources, that may also be jointly and severally liable.

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

On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated, as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that Chesapeake may be required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which Chesapeake had "knowledge," as defined in the Purchase Agreement). Chesapeake's indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2.0 million deductible. The Company and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs, and have presented an initial settlement offer, consisting primarily of engineering measures, to the EPA and DEQ. Based upon a review of the NOVs and an analysis of the applicable law and facts, the Company believes that both it and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. The Company and St. Laurent are negotiating with EPA, DOJ and DEQ to address the matters that are the subject of the NOVs. The ultimate cost to the Company relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from the Company under the Purchase Agreement and, if so, to what extent.

It is the Company's policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonable estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. The majority of the Company's accrued environmental costs are undiscounted; however, the Company has discounted the costs for certain long-term remediation activities using a risk free interest rate over the estimated period the costs are projected to be expended. The Company's accrued environmental expenditures totaled approximately $53 million as of September 30, 2001. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

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

The Company's Paperboard Packaging segment consists primarily of Field Group, the paper-based packaging operations of Boxmore, Green Printing and First Carton. This segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Its primary end-use markets are pharmaceuticals and healthcare; premium branded products (such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances); food and household; and multimedia and technology. The results of the operations of Boxmore, Green Printing and First Carton are included in the consolidated segment results since their respective acquisition dates of February 24, 2000, March 15, 2000, and October 10, 2000. (See Note 5 for additional information on acquisitions.)

The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore. This segment designs and manufactures plastic containers, bottles, preforms and closures. Its primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare.

The Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment holds approximately 25,000 acres of real estate in Virginia. The Company retained this acreage when it sold the timberland associated with its former pulp and paper operations because it believes this land is more valuable when sold for development or other uses. The Land Development segment markets this land to third parties for residential and commercial development, real estate investment and land conservation. The land development segment plans to sell this land over the next several years.

The following tables summarize the net sales, earnings (losses) before interest and taxes, and identifiable assets for each of the Company's segments:

(in millions)	Third Quarter		Year to Date
	2001	2000	2001	2000
Net sales:
Paperboard Packaging	$176.7	$133.4	$503.9	$383.6
Plastic Packaging	22.6	25.1	75.3	62.3
Land Development	5.3	7.4	10.1	14.5

	$204.6	$165.9	$589.3	$460.4

Earnings (losses) before interest and taxes:
Paperboard Packaging	$15.9	$15.5	$42.8	$36.3
Plastic Packaging	(0.7)	1.8	2.6	5.3
Land Development	4.8	4.8	8.1	10.2
Corporate/Other	(3.7)	(3.1)	(15.0)	(15.4)
Restructure/Special Charges	(7.7)	(5.1)	(7.7)	(5.1)

	$8.6	$13.9	$30.8	$31.3

(in millions)	Sept. 30, 2001	Dec. 31, 2000
Identifiable assets:
Paperboard Packaging	$966.0	$982.0
Plastic Packaging	180.8	185.4
Land Development	36.4	35.0
Corporate/Other	104.7	112.7
Discontinued Operations	33.3	225.8

	$1,321.2	$1,540.9

Item 2: Management's Discussion and Analysis of Financial Condition and Results of
Operations

Discontinued Operations

In January 2001, the Company announced its plans to sell the principal businesses included in its former Merchandising and Specialty Packaging segment.  The sales were completed as follows:

  On May 18, 2001, the Company completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million.

  On July 30, 2001, the Company completed the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company to CorrFlex. Under the terms of the sale, the Company received approximately $3.5 million in cash and $33 million in promissory notes of CorrFlex collateralized by subordinated liens on substantially all of the assets of CorrFlex. The notes include a $15 million performance note, the principal of which will be determined by the financial performance of CorrFlex during the period from closing through December 31, 2003. At September 30, 2001, the performance note has been fully reserved because payments due on it are contingent on future events.

  On July 1, 2001, the Company completed the sale of a 27 percent interest in Color-Box, LLC to G-P for a purchase price of $35 million in cash, leaving the Company with a 19 percent interest in Color-Box, LLC. The Company expects to complete the sale of its remaining 19 percent interest in Color-Box, LLC, to G-P in the fourth quarter of 2001 for approximately $24 million in cash plus dividends through closing.

  On October 4, 2001, the Company completed the sale of Chesapeake Display and Packaging (Canada) Limited to Atlantic Decorated & Display, Inc., a subsidiary of Atlantic Packaging Products Ltd. of Scarborough, Ontario, for approximately $2.6 million.

  On October 15, 2001, the Company completed the sale of Consumer Promotions International, Inc. to a management investment group. Under the terms of the sale, the Company received approximately $5.0 million in cash and $18.6 million in promissory notes of the buyers collateralized by subordinated liens on substantially all of the U.S. assets of Consumer Promotions International, Inc. and the capital stock of its non-U.S. subsidiaries. The notes include $13.6 million of performance notes, the principal of which will be determined by the financial performance of Consumer Promotions International, Inc. during the period from closing through October 10, 2006. At September 30, 2001, the performance notes have been fully reserved because payments due on them are contingent on future events.

In March 2001, the Company sold its 5 percent equity interest in the Tissue JV to G-P, which comprised the remainder of the Company's former Tissue segment.  The Company received approximately $237 million for its agreement to terminate the joint venture, consideration for its ownership interest and certain indemnifiable deferred tax liabilities.

The former Merchandising and Specialty Packaging segment and the former Tissue segment are both accounted for as discontinued operations; therefore, separate pro forma financial information reflecting the dispositions is not provided. The Company used the cash proceeds from the sales of its discontinued operations to reduce long-term debt. The Company expects to apply the net cash proceeds of fourth quarter asset sales to a tax payment due in December 2001. (See Note 4 to the Consolidated Financial Statements for further details on discontinued operations.)

Overview

Throughout the following discussion, the term "pro forma" is used to reflect results in 2000 as if all acquisitions that occurred during 2000 had occurred at the beginning of 2000, and the term "constant currency basis" reflects the 2001 results using 2000 foreign exchange translation rates. Unless otherwise noted, the following discussion includes only continuing operations.

The following table sets forth third quarter and year-to-date net sales and earnings before interest and taxes and nonrecurring items ("EBIT") by continuing business segment:
Sales and EBIT by Continuing Business Segment
(in millions)	Quarter Ended Sept. 30, 2001		Quarter Ended Oct. 1, 2000
	As Reported		As Reported		Pro Forma
	Net Sales	EBIT*	Net Sales	EBIT*	Net Sales	EBIT*
Paperboard Packaging	$176.7	$15.9	$133.4	$15.5	$168.0	$19.8
Plastic Packaging	22.6	(0.7)	25.1	1.8	25.1	1.8
Land Development	5.3	4.8	7.4	4.8	7.4	4.8
Corporate/Other	-	(3.7)	-	(3.1)	-	(3.1)

Total Continuing Operations	$204.6	$16.3	$165.9	$19.0	$200.5	$23.3

	Year to Date Sept. 30, 2001		Year to Date Oct. 1, 2000
	As Reported		As Reported		Pro Forma
	Net Sales	EBIT*	Net Sales	EBIT*	Net Sales	EBIT*
Paperboard Packaging	$503.9	$42.8	$383.6	$36.3	$511.2	$47.7
Plastic Packaging	75.3	2.6	62.3	5.3	77.7	5.6
Land Development	10.1	8.1	14.5	10.2	14.5	10.2
Corporate/Other	-	(15.0)	-	(12.8)	-	(12.8)

Total Continuing Operations	$589.3	$38.5	$460.4	$39.0	$603.4	$50.7

* before nonrecurring items

Net sales for the third quarter of 2001 were up 23 percent over net sales for the third quarter of 2000, primarily due to the impact of acquisitions completed during 2000. On a pro forma basis, net sales increased 2 percent for the third quarter of 2001 compared to third quarter 2000. Net sales on a constant currency basis for the third quarter of 2001 were up 5 percent compared to third quarter 2000 pro forma net sales. For the nine months ended September 30, 2001, net sales were up 31 percent over the nine months ended October 1, 2000. On a constant currency basis, net sales for the nine months ended September 30, 2001 increased 4 percent over pro forma net sales for the same period in 2000. The increase in constant currency net sales for the quarter and nine months ended September 30, 2001 when compared with pro forma results for the same periods in 2000 was primarily due to volume growth in the Paperboard Packaging segment, partially offset by lower land sales.

Gross margin, which is defined as net sales less cost of products sold, for the nine months ended September 30, 2001 was $117.9 million, compared to $102.0 million for the nine months ended October 1, 2000. Gross margin for the third quarter of 2001 was $40.5 million, compared to $41.8 million for the third quarter of 2000. Gross margin as a percentage of sales on a year-to-date basis decreased slightly from 22 percent in 2000 to 20 percent in 2001. Gross margin as a percentage of sales for the third quarter decreased from 25 percent in 2000 to 20 percent in 2001, primarily due to competitive pricing in the food and household market of the Paperboard Packaging segment and competitive pricing and higher raw material costs in the Plastics segment.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the third quarter decreased from 15 percent in 2000 to 12 percent in 2001, primarily due to higher sales volume in the Paperboard Packaging segment in the third quarter of 2001. Year-to-date SG&A as a percentage of net sales decreased slightly from 15 percent in 2000 to 14 percent in 2001.

Other income, net, increased $1.4 million for the nine months ended September 30, 2001, compared to the nine months ended October 1, 2000, primarily due to non-recurring net expenses of $2.6 million incurred in 2000 in connection with the Company's offer to acquire Shorewood.

The Company's EBIT, as defined above, for the third quarter and nine months ended September 30, 2001, was $16.3 million and $38.5 million, respectively, compared to $19.0 million and $39.0 million, respectively, for the comparable periods in 2000. Third quarter 2001 EBIT was down $7.0 million, or 30 percent, compared to pro forma third quarter 2000 EBIT, and down 28 percent on a constant currency basis. This decrease was primarily due to lower Paperboard and Plastic Packaging operating margins. EBIT for the nine months ended September 30, 2001, was down 24 percent compared to EBIT on a pro forma basis for the nine months ended October 1, 2000, primarily due to lower operating margins in the Plastic Packaging business, lower land sales and the unfavorable effect of foreign exchange rates. On a constant currency basis, EBIT for the nine-month period ending September 30, 2001 was down by 19 percent versus pro forma EBIT for the comparable period in 2000. The Company's EBIT including nonrecurring items (restructuring/special charges discussed below) for the third quarter and nine months ended September 30, 2001, was $8.6 million and $30.8 million, respectively, compared to $13.9 million and $31.3 million, respectively, for the comparable periods in 2000.

Net interest expense for the third quarter of 2001 was $5.9 million, down $2.5 million from net interest expense for the third quarter of 2000 of $8.4 million, due to the receipt of cash proceeds from the sales of discontinued operations and a decrease in average borrowing rates. Year-to-date 2001 net interest expense of $23.5 million compared to year-to-date 2000 net interest expense of $18.5 million. Year-to-date 2000 net interest reflects reduced financing costs prior to the acquisitions completed in 2000. As a result of the expected sale of the Notes and amendment to the Company's senior bank credit facility, the Company expects that its overall borrowing costs will increase for future periods compared to year-to-date 2001 costs.

Net income from continuing operations for the third quarter ended September 30, 2001, was $2.0 million, compared to net income from continuing operations for the third quarter of 2000 of $3.2 million. In the third quarter of 2001, the Company recorded restructuring/special charges before income taxes of $7.7 million ($5.0 million after taxes) which consisted of severance and exit costs associated with a salaried staff reduction of approximately 50 positions. Included in the results for the third quarter of 2000 was a nonrecurring charge for an increase in the estimate of investment banking defense costs of approximately $2.7 million, net of taxes.

Net income, including discontinued operations, for the third quarter ended September 30, 2001, of $7.4 million, or $0.48 per diluted share, compared to a net loss for third quarter 2000 of $1.7 million, or $0.11 per diluted share. The third quarter 2001 results included an after-tax decrease to the estimated loss on the planned sales of discontinued operations of $5.4 million, or $0.35 per diluted share. The third quarter 2000 results included an operating loss from discontinued operations of $4.9 million, or $0.32 per diluted share. For the nine months ended September 30, 2001, net income including discontinued operations of $113.8 million, or $7.49 per diluted share, compared to a net loss for the nine months ended October 1, 2000, of $4.0 million, or $0.25 per diluted share. The 2001 year-to-date results included an after-tax gain on the sale of the Company's 5 percent equity interest in the Tissue JV with G-P of $140.6 million, or $9.25 per diluted share, partially offset by an increase to the estimated loss on the planned sales of discontinued operations of $31.7 million, or $2.08 per diluted share. The results for the nine months ended October 1, 2000, included an operating loss from discontinued operations of $11.4 million, or $0.70 per diluted share, and an extraordinary charge of $1.5 million, or $0.09 per diluted share, for the termination of a bank commitment related to the Company's efforts to acquire Shorewood.

Tax expense for the first nine months of 2000 included a nonrecurring tax benefit related to the transaction costs associated with the offer to acquire Shorewood and the reversal of an estimated tax provision on the 1999 accrual of Shorewood defense costs that totaled $2.6 million. Excluding these nonrecurring items, the Company's effective income tax rate from continuing operations was 33 percent for the nine months ended September 30, 2001, and 43 percent for the nine months ended October 1, 2000. Approximately 6 percent of the decrease in the effective income tax rate was due to the ability to utilize foreign tax credits in 2001, 2 percent of the decrease was related to lower foreign income tax rates applied to foreign source income from the prior year, and the remaining 2 percent decrease was due to a favorable tax settlement related to 1999 accrued income taxes.

Segment Information

Paperboard Packaging

				As Reported		Pro Forma
(in millions)	2001	2000		Increase/(Decrease)		Increase/(Decrease)
		As reported	Pro forma	$	%	$	%
Nine Months:
Net sales	$503.9	$383.6	$511.2	$120.3	31.4%	$(7.3)	(1.4)%
EBIT*	42.8	36.3	47.7	6.5	17.9%	(4.9)	(10.3)%
Operating margin	8.5%	9.5%	9.3%	-	(10.5)%	-	(8.6)%

Third Quarter:
Net sales	$176.7	$133.4	$168.0	$ 43.3	32.5%	$ 8.7	(5.2)%
EBIT*	15.9	15.5	19.8	0.4	2.6%	(3.9)	(19.7)%
Operating margin	9.0%	11.6%	11.8%	-	(22.4)%	-	(23.7)%

* before nonrecurring items

Chesapeake's Paperboard Packaging segment consists primarily of Field Group, acquired in March 1999, the paperboard packaging operations of Boxmore, acquired in February 2000, Green Printing, acquired in March 2000, and First Carton, acquired in October 2000. Over the past 18 months, the Company has integrated the operations of Field Group, Boxmore and First Carton, together with those of its smaller paperboard packaging acquisitions.

Net sales increased 33 percent and 31 percent for the quarter and nine months ended September 30, 2001, respectively, compared to net sales for the comparable periods in 2000. The increases in net sales were due to acquisitions completed in 2000 and increases in sales volume in the third quarter of 2001. On a constant currency basis, third quarter and year-to-date net sales for 2001 increased 8 and 4 percent compared to pro forma net sales for the same periods in 2000, respectively, due to higher pharmaceutical and tobacco packaging sales volume, offset in part by lower sales volume in other premium branded products packaging markets.

EBIT for the third quarter of 2001 increased 3 percent compared with the third quarter of 2000. On a constant currency basis, third quarter 2001 EBIT decreased 18 percent compared to 2000 third quarter pro forma EBIT, due primarily to lower margins in food and household and luxury packaging packaging markets which were the result of competitive pricing offset, in part, by the favorable impact of higher volume in the tobacco packaging market. Year-to-date 2001 constant currency EBIT decreased 5 percent compared with pro forma EBIT for the nine months ended October 1, 2000, driven largely by the unfavorable impact of lower volume in certain premium branded products packaging markets offset in part by the favorable impact of higher volumes in pharmaceutical and tobacco packaging markets.

EBIT for this segment for the first nine months of 2001 included approximately $1.5 million of net expense, consisting of income of approximately $3 million related to the sale of a factory in Ireland, which was offset by expenses of approximately $4.5 million for severance and facility rationalization to reduce overhead.

Plastic Packaging

				As reported		Pro Forma
(in millions)	2001	2000		Increase/(Decrease)		Increase/(Decrease)
		As reported	Pro forma	$	%	$	%
Nine Months:
Net sales	$75.3	$62.3	$77.7	$13.0	20.9%	$ (2.4)	(3.1)%
EBIT*	2.6	5.3	5.6	(2.7)	(50.9)%	(3.0)	(53.6)%
Operating margin	3.5%	8.5%	7.2%	-	(58.8)%	-	(51.4)%

Third Quarter:
Net sales	$22.6	$25.1	-	(2.5)	(10.0)%	-	-
EBIT*	(0.7)	1.8	-	(2.5)	(138.9)%	-	-
Operating margin	(3.1)%	7.2%	-	-	(143.1)%	-	-

* before nonrecurring items

The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which were acquired in February 2000.

Net sales for the third quarter of 2001 were down 10 percent compared to net sales for the third quarter of 2000, and down 4 percent on a constant currency basis. The decrease in local currency net sales was driven by lower agrochemical container volumes and lower selling prices in the food and beverage container market. Net sales for the nine months ended September 30, 2001 decreased $2.4 million from pro forma 2000 net sales for the comparable period, as higher PET beverage container volume was more than offset by the impact of unfavorable foreign exchange translation rates. On a constant currency basis, net sales for the nine months ended September 30, 2001 were up 6 percent compared to pro forma net sales for the comparable period in 2000.

EBIT for the third quarter of 2001 decreased $2.5 million and EBIT for the nine months ended September 30, 2001 decreased $2.7 million, respectively, from EBIT for the comparable periods of 2000. The lower EBIT reflects lower selling prices in the food and beverage packaging market, lower agrochemical sales volume and higher raw material costs.

Land Development

(in millions)			Increase/(Decrease)
	2001	2000	$	%
Nine Months:
Net sales	$ 10.1	$ 14.5	$(4.4)	(30.3)%
EBIT	8.1	10.2	(2.1)	(20.6)%
Operating margin	80.2%	70.3%	-	(14.1)%

Third Quarter:
Net sales	$ 5.3	$ 7.4	$(2.1)	(28.4)%
EBIT	4.8	4.8	-	- %
Operating margin	90.6%	64.9%	-	39.6%

Chesapeake's Land Development segment (formerly the Forest Products/Land Development segment) consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment currently holds approximately 25,000 acres of real estate in Virginia. The Land Development segment plans to sell this land over the next several years. The Company markets land that it believes is more valuable when used for uses other than as timberland. Land development sales consist of lot sales and the sale of bulk acreage to third parties for residential and commercial development, real estate investment and land conservation. As part of its strategy to divest cyclical businesses and sell land holdings, during 1999 Chesapeake disposed of its Building Products business, approximately 278,000 acres of timberland and Stonehouse Inc.'s investment in a real estate development joint venture with Dominion Capital Inc.

EBIT for the Land Development segment for the third quarter of 2001 of $4.8 million was unchanged compared with results for the third quarter of 2000. EBIT for the nine months ended September 30, 2001 decreased $2.1 million from EBIT reported for the comparable period of 2000. The year-to-date decrease is due to a shift in the timing of land sales.

Liquidity and Financial Position

Net cash used in operating activities in the first nine months of 2001 of $131.8 million compared to net cash provided by operating activities of $25.9 million in the first nine months of 2000, primarily due to income tax payments. As a result of the taxable gain on the sale of the Tissue JV, the Company's deferred income tax balance decreased and the current income taxes payable balance increased by approximately $185 million in the first quarter of 2001. (See Note 4 to the Consolidated Financial Statements for additional information on the sale of the Tissue JV.) The Company's taxes due in connection with the termination of the Tissue JV consist of such previously deferred income taxes, plus tax on the payment of $237 million received from G-P for Chesapeake's agreement to terminate the Tissue JV, for Chesapeake's ownership interest in the Tissue JV and for certain indemnifiable deferred tax liabilities. In the second quarter of 2001, approximately $140 million was paid for the first installment of taxes primarily in connection with the termination of the Tissue JV, reducing the current income taxes payable figure by a similar amount. Remaining taxes payable, primarily in connection with the termination of the Tissue JV, of approximately $104 million are due in the fourth quarter of 2001 ($42.4 million of which were paid on October 1, 2001, with borrowings under the Company's senior credit facility).

Cash provided by investing activities in the first nine months of 2001 of $363.3 million compared to net cash used in investing activities of $420.1 million in the first nine months of 2000. The cash provided by investing activities in 2001 primarily reflected the proceeds from the sales of discontinued operations, while the cash used in investing activities in 2000 primarily reflected cash used for acquisitions.

Cash used in financing activities in the first nine months of 2001 was $242.2 million, compared to cash provided by financing activities of $93.0 million in the first nine months of 2000. Cash used in financing activities in 2001 consisted primarily of repayment of the Company's credit facilities using the net proceeds from the sales of the Company's discontinued operations. Cash provided by financing activities in 2000 consisted primarily of borrowings under the Company's credit facilities used to fund acquisitions and common stock repurchases.

Chesapeake's debt net of cash at the end of the quarter on September 30, 2001, was $419.6 million, down $231.0 million compared to December 31, 2000. The decrease was primarily due to the receipt of the net proceeds from the sales of the Company's 5 percent interest in the Tissue JV, its corrugated container business, a 27 percent interest in Color-Box, LLC, and its U.S. point-of-purchase display business assets, partially offset by cash payments for income taxes. Chesapeake's net debt-to-capital ratio was 47 percent at September 30, 2001, compared to 53 percent at December 31, 2000. (Capital consists of total debt net of cash, deferred tax liabilities and stockholders' equity.) The decrease in the net debt-to-capital ratio was due to the application of proceeds from the sale of discontinued operations to reduce debt. (See Note 4 to the Consolidated Financial Statements for further details on discontinued operations.) As a result of the expected sale of the Notes and amendment to the Company's senior bank credit facility, the Company expects that its overall borrowing costs will increase for future periods compared to year-to-date 2001. At September 30, 2001, the Company's debt net of cash included borrowings under the senior credit facility of $117 million, which bore interest at a variable rate per annum equal to LIBOR plus 1.50% (5.67% at September 30, 2001). The Company expects to use the net proceeds from the sale of the Notes, estimated to be approximately $161.5 million after issuance costs, to repay outstanding borrowings under the senior bank credit facility. The Notes will bear interest at a rate of 10-3/8% per annum. In addition, the amendment to the senior bank credit facility will increase the interest rate for borrowings thereunder by 1.0% per annum.

The Company paid cash dividends of $0.22 per share in the third quarter of both 2001 and 2000. During the third quarter of 2000, the Company purchased approximately 450,000 shares of its common stock in open market transactions at an average price of approximately $28 per share. During the first three quarters of 2000, the Company purchased approximately 2.5 million shares of its common stock at an average price of approximately $28.50 per share. The Company completed its share repurchase program as of December 31, 2000.

On February 23, 2000, Chesapeake terminated a bank commitment to make available to the Company a $1.075 billion senior credit facility (which commitment had been obtained in connection with Chesapeake's efforts to acquire Shorewood and Boxmore) and entered into a six-month $250 million senior credit facility to satisfy short-term liquidity requirements. In its efforts to make available the $1.075 billion facility, the Company terminated a $450 million credit facility, which resulted in an extraordinary charge of $1.5 million after taxes.

On June 15, 2000, Chesapeake terminated its six-month $250 million senior credit facility and entered into a five-year $450 million senior credit facility. In February 2001, the bank credit facility was amended to change certain financial covenants for 2001. As of June 30, 2001, the Company reduced the maximum amount available under the credit facility to $250 million.

On November 13, 2001, the Company announced that it has agreed to sell ₤115 million of its 10-3/8% Notes. The Notes were sold through institutional private placements in reliance on Rule 144A and Regulation S under the Securities Act of 1933. Closing for the sale of the Notes, which is subject to customary conditions, is expected to occur on or about November 19, 2001. The Company expects to use the net proceeds from the sale of the Notes, estimated to be approximately $161.5 million after issuance costs, to repay outstanding borrowings under the Company's senior bank credit facility.

The Company was in compliance with all of its debt covenants as of the end of the third quarter of 2001. However, due to lower than anticipated cash proceeds from the sale of discontinued operations, the Company determined that it might not achieve compliance with a financial covenant contained in its senior bank credit facility relating to its debt-to-EBITDA ratio as of the end of the fourth quarter of 2001. Accordingly, in anticipation of the Notes offering and the possible covenant compliance issue, the Company has negotiated an amendment to its senior bank credit facility. Subject to the sale of the Notes (or a similar subordinated debt offering) closing on or before December 15, 2001, the amendment (1) resets the Credit agreement's financial covenants to require that the Company's debt-to-EBITDA ratio be no greater than 4.5 to 1 through September 2002 and 4.25 to 1 thereafter, and that the Company's interest coverage ratio be at least 2.5 to 1, (2) adds a covenant that the Company's senior debt-to-EBITDA ratio be no greater than 3.5 to 1 (or 3.25 to 1 under certain circumstances if the Company so elects), (3) removes the covenant that the Company maintain a minimum EBITDA, (4) prohibits the Company from making any acquisitions (except with equity) until its senior leverage ratio is less than 3.0 and it elects to tighten its senior debt-to-EBITDA ratio covenant and (5) increases the interest rate on the senior credit facility by 1.0 percent. The Company expects that it will achieve compliance with the reset covenants under its senior credit facility for the foreseeable future. However, the Company's ability to satisfy those covenants can be affected by a deterioration in its operating results, as well as by events beyond its control, including economic conditions, and there can be no assurance that the Company will satisfy those covenants in the future. The Company believes it will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Outlook

The following statements reflect management's outlook for the Company for its continuing operations as of October 23, 2001. Except as otherwise indicated, the forward-looking statements do not reflect the potential impact of any acquisitions, divestitures (other than the dispositions of discontinued operations) or other structural changes in the Company's continuing operations that may be completed after October 23, 2001 or fluctuations in foreign exchange translation rates, primarily from British pounds and euros to United States dollars. The forward-looking statements involve assumptions as to future events, many of which are unforeseeable or beyond the Company's control. Accordingly, the Company cannot make any assurances that unforeseen factors or events outside of its control will not cause its actual results to vary considerably compared to the forward looking statements. The following statements are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements." For continuing operations for the full year 2001, the Company expects:

  Revenue in the range of $790 million to $810 million.

  EBITDA in the range of $120 million to $125 million.

  Capital spending in the range of $45 million to $50 million.

  Depreciation of approximately $45 million to $50 million.

  Goodwill amortization of approximately $15 million.

  Earnings from continuing operations for the full year 2001 in the range of $1.20 to $1.30 per diluted share.

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake's actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; possible recessionary trends in U.S. and global economies; governmental policies and regulations affecting the environment; interest rates; fluctuations in foreign exchange rates; the ability of the Company to remain in compliance with its debt covenants; and other risks that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

There are no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II - Other Information

Item 1.    Legal Proceedings

On March 26, 2001, the Securities and Exchange Commission (the "SEC") issued a formal order that a private investigation be conducted concerning matters related to the Company's financial reporting. The investigation is based on SEC inquiries arising out of the Company's restatement of earnings in 2000 related to the U.S. display business of a subsidiary included in the Company's former Merchandising and Specialty Packaging segment. The Company is cooperating with the SEC in the investigation and the outcome of the investigation cannot yet be determined.

In addition, reference is made to Note 9 of the Notes to Consolidated Financial Statements included herein.

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits:
10.1

First Amendment to Credit Agreement, dated as of November 9, 2001, among Chesapeake Corporation, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC, Chesapeake U.K. Holdings Limited, Boxmore International PLC, Field Group plc and Chesapeake Europe, SAS, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, and First Union National Bank, as Administrative Agent

	10.2	Second amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of August 28, 2001, filed herewith

(b)	Reports on Form 8-K:
(1)
Current Report on Form 8-K, dated November 1, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcements of earnings for the quarter and nine months ended September 30, 2001, and the proposed offering of ₤90 million of Senior Subordinated Notes due 2011

	(2)	Current Report on Form 8-K, dated November 5, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") additional information regarding Chesapeake Corporation
	(3)	Current Report on Form 8-K, dated November 13, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the offering of ₤115 million of 10-3/8% Senior Subordinated Notes due 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: November 14, 2001	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)