Form 10-K405
period 2001-12-30
CHESAPEAKE CORP /VA/
filed 2002-03-14
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to ________

Commission file number 1-3203

Chesapeake Corporation
(Exact name of registrant as specified in its charter)

Virginia	54-0166880
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1021 East Cary Street, Richmond, Virginia	23218-2350
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 804-697-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 1, 2002, of the voting stock held by non-affiliates of the registrant was approximately $408 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

15,141,752 shares of the registrant's common stock, par value $1, were outstanding as of March 1, 2002.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 30, 2001, are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 24, 2002, are incorporated in Part III by reference.

The index of exhibits can be found on pages 27-31.
TABLE OF CONTENTS
	Page No.
PART I
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . .	22
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . .	22
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

PART III
Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .	23
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . .	24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		26
EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		27

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements are not statements of historical fact. For example, when we use words such as "believe," "anticipate," "expect," "estimate," "intend," "should," "would," "could," "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements include statements concerning:

  future results of operations;

  liquidity, cash flow and capital expenditures;

  acquisition activities and the effect of completed acquisitions, including expected synergies and cost savings;

  pending or anticipated litigation;

  debt levels and the ability to obtain additional financing or make payments on our debt;

  regulatory developments, industry conditions and market conditions; and

  general economic conditions.

Factors that might cause or contribute to differences between actual results and those expressed in our forward-looking statements include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Forward-Looking Statements" of our 2001 Annual Report to Stockholders (the "2001 Annual Report"), which is incorporated herein by reference.

Industry and Market Data

We obtained the market and competitive position data used throughout this report from our own research, surveys or studies conducted by third parties, primarily Corporate Development Consultants, Ltd. and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data, and we do not make any representation as to the accuracy of such information. Similarly, we believe our internal research is reliable, but it has not been verified by any independent sources.

Item 1. Business

BUSINESS OVERVIEW

Chesapeake is a leading international supplier of specialty value-added paperboard packaging products, and we are also a leading supplier of plastic packaging products to niche markets. We focus on specific end-use markets, where our multinational customers demand creative packaging designs and desire broad geographic coverage from their packaging supplier. Within those markets, the services and process capabilities we offer enable us to provide additional value to our customers and achieve higher operating margins. We operate in two core business segments:

  Paperboard Packaging. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Our primary end-use markets are pharmaceuticals and healthcare; premium branded products (such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances); food and household; and multimedia and technology. We believe that we are the leading European supplier, based on sales, of paperboard packaging products within several of our end-use markets, including pharmaceuticals and healthcare, fine spirits and premium confectioneries.

  Plastic Packaging. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Our primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. We believe our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including high density polyethelene (HDPE) bottles for the Irish dairy market and polyethylene tetraphthalate (PET) bottles and preforms for soft drink markets in South Africa and the United Kingdom.

We also have a Land Development business segment that currently holds approximately 20,000 acres of real estate in Virginia. Our Land Development segment plans to sell this land over the next few years.

Historically, we were a manufacturer of commodity paper products, forest products and corrugated packaging products, with operations located primarily in the United States. As a result of our recent strategic transformation, discussed below, we have exited these businesses, and now supply value-added paperboard and plastic packaging products from a network of 42 paperboard packaging facilities in Europe and North America, and 7 plastic packaging facilities in Europe, Africa and Asia. Over the next several years, we plan to expand our ability to meet the global demands of our multinational customer base by adding complementary business platforms in the United States and developing markets in Asia and South America while continuing to expand on a limited basis in Europe.

Information with respect to business segments and international sales and long-lived assets is presented in "Notes to Consolidated Financial Statements, Note 15 - Business Segment Information" of our 2001 Annual Report, which is incorporated herein by reference. Information with respect to our working capital practices is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of the 2001 Annual Report, which is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing activities" of the 2001 Annual Report, which is incorporated herein by reference.

BUSINESS HISTORY AND RECENT STRATEGIC TRANSFORMATION

Chesapeake was founded in 1918 in West Point, Virginia, where we operated a kraft pulp and paper mill. Through the years, we expanded into several commodity paper products, forest products and corrugated packaging businesses. Our common stock has been listed on the New York Stock Exchange since 1944.

In the mid-1990s, our management and board of directors recognized that our commodity-based businesses were competing in increasingly consolidating, capital intensive and cyclical markets. Seeking to increase shareholder value, we embarked on a new strategic direction. (See "Notes to Consolidated Financial Statements, Note 2 - Acquisitions and Divestitures, Note 3 - Discontinued Operations and Note 4 - Restructuring/Special Charges" of the 2001 Annual Report, incorporated herein by reference.)

Beginning with the sale of the West Point pulp and paper mill in 1997, we divested our commodity paper products, forest products and corrugated packaging businesses, and invested the sale proceeds in several acquisitions that have transformed our company into a value-added paperboard and plastic packaging products leader with a focus on specific end-use markets. Our principal acquisitions included:

  Field Group plc ("Field Group"), acquired in March 1999, a leading European paperboard packaging company headquartered in England.

  Boxmore International PLC ("Boxmore"), acquired in February 2000, a paperboard and plastic packaging company headquartered in Northern Ireland.

  First Carton Group Limited ("First Carton"), acquired in October 2000, a paperboard packaging supplier focused on the premium branded food, confectionery and fine spirits markets.

Our other recent acquisitions included: Field Group's acquisitions of Berry's (Holding) Limited, one of Ireland's largest suppliers of printed pharmaceutical leaflets, in May 1999, Lithoprint Holdings Limited, a Scottish supplier of wet-applied labels and commercial printing, in September 2000, and the in-house carton printing operations of British American Tobacco in Bremen, Germany, in January 2001; and Chesapeake's acquisition of Green Printing Company, Inc., a specialty packaging producer and printer in Lexington, North Carolina, in March 2000.

We expect European folding carton industry shipments to grow by about 1 percent annually for the foreseeable future. However, we expect certain subsegments of the market, such as pharmaceuticals and healthcare, and multimedia and technology, to grow at faster rates.

As part of our strategy to divest cyclical businesses and sell land holdings, during 1999 we disposed of our Building Products business, approximately 278,000 acres of timberland and Stonehouse Inc.'s investment in a real estate development joint venture with Dominion Capital Inc.

In January 2001, we announced plans to sell the principal businesses that were included in our former Merchandising and Specialty packaging segment, which has been accounted for as a discontinued operation. The businesses that made up this segment were:

  Chesapeake Display and Packaging Company, which designed, manufactured, assembled and packed temporary and permanent point-of-purchase displays.

  Consumer Promotions International, Inc., which designed, manufactured and assembled permanent point-of-purchase displays.

  Chesapeake Packaging Co., which designed and manufactured corrugated shipping containers and other corrugated packaging products.

  Our 46 percent interest in Color-Box, LLC, a joint venture with Georgia-Pacific Corporation ("G-P"), which designed and manufactured litho-laminated corrugated packaging.

We completed the sales of Chesapeake Packaging Co. in May 2001; the U.S. display assets of Chesapeake Display and Packaging Company in July 2001; a 27 percent interest in Color-Box, LLC in July 2001 and the remaining 19 percent interest in November 2001; Consumer Promotions International, Inc. in October 2001; and the remaining assets of Chesapeake Display and Packaging Company in October 2001. The cash portion of the net proceeds from these sales of approximately $190 million was used to repay debt.

In March 2001, we sold our 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV") to G-P. The Tissue JV, formed in October 1999, was included in our former Tissue segment, which is also accounted for as a discontinued operation.

The sales of our discontinued operations are complete. We used the net proceeds of the 2001 divestitures to reduce debt, which should provide additional financial flexibility for us to pursue strategic growth opportunities. Over the next few years, we plan to expand our network of value-added packaging production facilities, which are now located primarily in Europe, through the acquisition of complementary businesses in North America. We also intend to pursue smaller acquisitions, joint ventures or alliances in Europe, Asia and South America to provide geographical balance and to satisfy our multinational customers' desire for broad geographic coverage from their packaging supplier.

During the past five years, we recorded restructuring and other special charges principally relating to plant closures, management reorganizations and review of asset valuations. See "Notes to Consolidated Financial Statements, Note 4 - Restructuring/Special Charges" of the 2001 Annual Report, incorporated herein by reference.

PAPERBOARD PACKAGING SEGMENT

The paperboard packaging industry manufactures and sells corrugated products, folding cartons and rigid fiber boxes. Our Paperboard Packaging segment competes primarily in the folding carton segment of the industry.

Folding carton packaging is used to package various consumer products such as pharmaceuticals, cosmetics, tobacco products, hardware, DVD and compact discs, confectioneries, food products and beverages. Folding cartons do not include corrugated ''brown boxes,'' which are typically used for shipping and transportation of products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product at retail. As printing technologies have continued to improve, the marketing function of folding cartons has become increasingly important, as consumer products companies rely more heavily on the retail promotional value of product packaging.

Folding cartons are made from several grades of paperboard, including folding boxboard. The paperboard used in folding cartons must meet specific quality and technical standards for: bending, creasing, scoring and folding without breaking or cracking; stiffness and resistance to bulging; ink absorption; and surface smoothness for printing, embossing or laminating. Historically, folding boxboard has been one of the paperboard grades used most frequently by the folding carton industry, because of its superior strength and appearance and because it provides one of the best surfaces for high-quality printing. The paperboard used in folding cartons is typically die-cut, printed and shipped flat from folding carton plants to manufacturer customers, where the cartons are then assembled and filled on production lines.

Vertical integration is less common in the folding carton industry than in other paper-based packaging markets, such as corrugated containers. In part, this reflects the lower-volume, higher value-added nature of the folding carton business, but also the need of most folding carton producers to utilize various different grades of paperboard. As a result, many of the largest folding carton companies do not manufacture the paperboard they use as raw materials.

Our folding carton operations are located primarily in Europe. The European folding carton industry is approximately a $7.6 billion market composed of several types of suppliers: pan-European companies serving global customers; regional firms addressing select products at the country level; and local businesses specializing in niche product categories. None of the major European packaging suppliers commands a dominant pan-European market position, although certain competitors may dominate particular geographic areas or market niches.

In Europe, folding cartons are generally used as packaging for non-durable consumer goods in markets characterized by relatively stable demand, with food and beverage products representing approximately 60 percent of product volume. Within the European folding carton market, Germany accounts for the largest percentage of consumption (19 percent), followed by the United Kingdom (18 percent), France (17 percent), Italy (15 percent) and Spain (9 percent).

The European folding carton market is fragmented and highly competitive. Producers generally differentiate their products and services based on design capabilities, print quality and, increasingly, the ability to service pan-European requirements. The end-use markets served by most folding carton producers vary widely in terms of technical requirements, product pricing and growth rates.

Our Paperboard Packaging segment consists of: Field Group, acquired in March 1999; the paperboard packaging operations of Boxmore, acquired in February 2000; Green Printing Company, Inc., acquired in March 2000; and First Carton, acquired in October 2000. These operations have been consolidated for accounting purposes since their respective acquisition dates.

Using Field Group as our platform for growth in this segment, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of our other smaller specialty packaging acquisitions in 2000 and 2001. We have consolidated the sales, marketing and administrative functions of these businesses, which we expect will result in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we are in the process of combining and rationalizing manufacturing facilities in this segment. We have closed two redundant or underutilized facilities in 2000 and 2001, and expect further rationalization of facilities in this segment over the next 24 months. See "Notes to Consolidated Financial Statements, Note 4 - Restructuring/Special Charges" of the 2001 Annual Report, incorporated herein by reference.

Products and Markets

We specialize in the design and production of folding cartons, printed leaflets, labels and other value-added paperboard packaging products. We focus on specific end-use markets where our multinational customers demand creative packaging designs and desire a broad geographic presence from their packaging supplier. We compete in the high end of these markets, where value-added services and creative packaging solutions enable us to achieve higher operating margins. As a result, we believe that we have the highest sales value per ton among the leading competitors in the European folding carton market.

Our primary end-use markets are:

  pharmaceuticals and healthcare;

  premium branded products, such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances;

  food and household; and

  multimedia and technology.

Pharmaceutical and Healthcare. We are the leading European supplier of pharmaceutical and healthcare paperboard packaging. Our network of 22 dedicated pharmaceutical and healthcare packaging plants in 7 European countries offers pan-European manufacturing and distribution of folding cartons, labels and leaflets for a wide range of products, including: prescription medicines; over-the-counter medicines; healthcare products such as vitamins and contact lens solutions; quasi-medicinal products such as cold cures; and toiletries such as toothpaste, bath foam, shower gel, shaving foam, deodorants, soaps and fragrances. In this sector, manufacturers utilize a variety of packaging materials, many of which incorporate folding cartons, leaflets and labels in a complete package for retail sale. For example, pills may be packaged in blister packs or in glass or plastic bottles, each of which may be placed with a leaflet in a folding carton, while toothpaste may be packaged in a collapsible tube inside a folding carton.

Pharmaceutical manufacturers are increasingly demanding more comprehensive design services, reduced delivery times, more flexibility in order size and broader geographic coverage from their packaging suppliers. We have responded to these trends by providing pan-European service through a network of dedicated pharmaceutical and healthcare packaging plants, many of which are located in close proximity to their principal customers.

We believe that we have substantial competitive strengths in our target pharmaceutical and healthcare markets. Our ability to satisfy stringent quality standards and to offer a single-source pan-European solution for pharmaceutical packaging, as well as leaflets and labels, should be increasingly attractive to drug companies. We believe our ability to satisfy all of the folding carton, leaflet and label needs of our pharmaceutical customers will also become increasingly important, as governmental agencies in Europe require increasing amounts of information on leaflets and labels in multiple languages. In addition, our design and manufacturing capabilities and experience should assist pharmaceutical companies in responding to requirements that consumer-friendly packaging, such as custom dose ''patient packs,'' be used for pharmaceutical products.

We work closely with drug manufacturers to design special packaging features to prevent counterfeiting of prescription drugs. Our experience in designing high-graphic content packaging for premium branded products provides us with a competitive advantage when we work with drug manufacturers to design new packaging for prescription drugs that are moving ''off patent'' to the over-the-counter market.

Pharmaceutical packaging is produced on a segregated production line under strict security because of the possibility of serious damage to health if pharmaceutical products are contaminated or incorrectly labeled. All of our facilities have ISO 9000 Series quality certification and, where appropriate, comply with the Pharmaceutical Supplier Code of Practice.

We expect that the pharmaceutical and healthcare packaging market in Europe will continue to exhibit annual growth at a rate of approximately 3 percent. This growth is primarily driven by new product launches, an increasing use of lifestyle drugs, such as Viagra®, an aging population, and an increased focus on total patient costs which is increasing government budgets for home delivery of drugs. Further growth in Europe is being driven by legislation regarding patient information (such as leaflets and labels), increased over-the-counter drug sales, more pre-packaged dispensing and an increase in the variety of available drugs.

Products of our pharmaceutical and healthcare division are distributed throughout Europe to the manufacturing plants of our customers, for ultimate sale throughout the world. Our principal pharmaceutical and healthcare customers include Glaxo Operations UK Limited, a subsidiary of GlaxoSmithKline plc, Boots Contract Manufacturing, a subsidiary of The Boots Company PLC, 3M Health Care Limited, a subsidiary of Minnesota Mining and Manufacturing Company (3M©), Pharmacia Corporation and Wyeth-Ayerst Laboratories, a subsidiary of American Home Products Corporation.

Premium Branded Products. We are a leading European supplier, based on sales, of the creative paperboard packaging desired by multinational, premium branded consumer products companies in the sectors we serve. Brand leaders for these products value our ability to provide sophisticated creative and structural design, intricate graphic and embossed detail and value-added service enhancements to differentiate and position their products for retail sale at particular price points. Our customers frequently use packaging to emphasize a high-quality brand image and to attract retail customers. In addition, increasing competition between premium brands results in our customers utilizing new designs, offering a broader range of products and package sizes within brands, and revamping packaging to appeal to local consumer preferences. In the case of tobacco products, because of stringent limitations on other forms of marketing in many countries, product packaging has become one of the leading promotional vehicles for the product.

The categories of premium branded products for which we design and manufacture paperboard packaging include:

  Fine Spirits - We are the leading supplier of paperboard packaging to alcoholic drink manufacturers in Europe. Our packaging products for the drinks sector include folding cartons, spirally wound composite tubes and self-adhesive or wet applied labels, and are generally complex, higher-value-added products involving special finishes such as gold blocking and embossing. Our competitive strengths in this market include our experience in designing and manufacturing high graphic content packaging with a full range of finishes and effects, and our one-stop-shop approach to supplying labels to complement the principal packaging application. Our principal alcoholic drink customers include United Distillers & Vintners S.A., William Grant & Sons Ltd., Allied Domecq PLC and Pernod Ricard. Products for which we manufacture and design packaging include international brands such as Johnnie WalkerTM, J&B®, Chivas Regal®, Ballentine's®, Glenfiddich®, Moët & Chandon® and Harveys Bristol Cream®. These products are distributed by our customers to global retail markets.

  Premium Confectioneries - We are the leading supplier of paperboard packaging to the European premium confectionery industry. A key feature of this market is the demand for innovative packaging designs for year-end holiday and Easter products. Our competitive strengths in this market include internationally recognized creative and structural design resources and process controls designed to prevent taint and odor problems that could affect confectionery products. Our principal premium confectionery customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A., Mars UK Ltd., a subsidiary of Mars, Incorporated, Cadbury Schweppes plc and Kraft Jacob Suchard, a subsidiary of Kraft Foods Inc., for their brands which include After Eight®, Mars® Celebrations®, Cadbury's® Milk Tray® and Terry's® York Milk Chocolate Orange®. These products are distributed by our customers primarily to European retail markets, and more recently in the United States.

  Tobacco Products - We are one of Europe's leading suppliers of paperboard packaging for the tobacco industry, including offset and gravure cartons, carton outers, printed paper and film, and inner frame board. Our customers, including British American Tobacco p.l.c., Gallaher Limited, a subsidiary of Gallaher Group plc, and Altadis, S.A., use our packaging for brands that are manufactured in Europe for sale locally and to global export markets. Our competitive strengths for tobacco packaging include our skill in electronic manipulation of graphic elements, using computer aided design equipment, which facilitates operations such as the insertion of required government health warnings within the pack design, and in-line high speed gravure printing, embossing and gold leaf processes. Brands which use our packaging include 555 State Express®, Benson & Hedges® and Silk Cut®.

Food and Household. We manufacture paperboard packaging, primarily consisting of folding cartons, for a wide variety of food and household products, including wet and dry grocery products, frozen foods and household supplies. Our customers include the European divisions of multinational food and household products companies, as well as manufacturers of private label goods. The food and household sector is served by facilities with stringent taint, odor and hygiene controls. For our multinational customers, product packaging is an integral part of their marketing strategies. The market for food and household goods packaging is characterized by higher volumes and generally lower margins than our other end-use markets. Accordingly, we target food and household product customers who demand more intensive packaging design and process capabilities and customer service.

Principal food and household packaging customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A., McBride plc, McCain Foods Limited, Associated British Foods plc and United Biscuits (Holdings) Plc, and for their brands which include Rowntree's, McCain® Oven Chips, Twinings English Breakfast Tea® and McVitie's® Jaffa Cakes.

Multimedia and Technology. We supply folding cartons and printed materials, such as software packages, labels, manuals and instruction kits, for technology and multimedia companies. While packaging for multimedia and technology markets is currently a small part of our business, representing approximately 3 percent of sales, we intend to expand our position as a supplier for this market. We believe that our creative and structural design capabilities and stringent quality controls assist our customers in enhancing brand awareness in competitive markets. Our multimedia and technology packaging products are distributed primarily to customers in the United States and Europe, for ultimate sale throughout the world. Our customers in this market include Lexmark International, Inc., Iomega Corporation and International Business Machines Corporation (IBM®).

The Paperboard Packaging segment sales result primarily from direct solicitation of existing and prospective customers. Local management and sales personnel at each manufacturing facility are responsible for sales and customer relationships and, where appropriate, are supported by head office sales and marketing initiatives.

Product Design, Manufacturing and Distribution

Our Paperboard Packaging segment generally manufactures packaging from specifications, artwork or film supplied by customers. However, we also design, develop and manufacture new packaging concepts and structures when requested by customers. Many of the cartons we manufacture incorporate sophisticated construction techniques and include high graphic content, and special finishes and effects. We believe our commitment to technological leadership in structural and graphic design and their integration with manufacturing processes is a significant competitive strength.

We work closely with customers to develop new packaging and to refine existing packaging designs. This involves working with external design agencies employed by customers and using our in-house technical and design capabilities. Our package design centers are used by our customers to develop and test innovative packaging designs and graphics. Elements of the design are usually retained on computer and updated as required, enabling design work to be undertaken at the factory and subsequently reviewed at the customer's location. We have also established an electronic network for design data interchange between each of our factories and with certain customers. The availability of sophisticated in-house design services enhances our high quality image and improves the response time to customer requests, particularly for new product launches.

Our manufacturing facilities are equipped with multi-color sheet and/or web fed printing presses which, depending on the needs of the specific plant, may include gravure, lithographic and flexographic printing. In addition, we utilize digital pre-press processes, including direct-to-plate graphic work which eliminates the need for film in the printing process. This facilitates the transmission of graphics throughout all of our locations to better serve our multinational customers. Other equipment includes platemaking equipment, gold blocking machines, diecutters/embossers, folders and gluers.

The principal elements of the production process, following design, are:

Plate making: Computer aided design systems directly produce metal print plates for lithographic printing and produce digital files for engraving of gravure cylinders.

Die making: A computer-generated carton profile guides lasers which cut slots in wooden forms. Metal strips are then inserted in the grooves as required which cut and crease the cartons.

Printing: We use three primary printing techniques: lithographic, flexographic and gravure. Lithographic printing on sheet-fed paperboard is used for most printing requirements, except for high volume runs or where certain specialty finishes or deep solid colors are required. Flexographic printing is used to produce high quality cartons which require exact print register, solid color saturation, fine line work and embossing. Gravure printing takes place predominantly on reel fed machines capable of handling high volumes. We utilize smaller format printing machinery to complement larger format presses, which enables us to undertake shorter production runs in a cost-effective manner.

Cutting and creasing: Printed sheets are fed through cut and crease machines where dies are used to cut and crease the paperboard to form a carton.

Gluing and packing: The production process culminates, if necessary, with the application of glue to, and the folding of, cartons, and the delivery of the finished cartons to our customers. Many customers receive cartons unfolded and unglued, and use their own in-house machinery, sometimes on lines designed and supplied by us, to apply glue to and fold the cartons, while others use their machinery to erect and fill pre-folded, pre-glued cartons. Some customers require cartons to be delivered fully assembled, an operation which is performed manually.

Cartons generally are produced only to order and delivered on an agreed schedule. Delivery to customers usually takes place immediately following completion of the production process. As a result, order backlog is not substantial.

Meeting customers' increasingly complex requirements and technical specifications requires a strong commitment to quality and attention to detail. We are committed to a Total Quality Management philosophy, which aims to achieve continuous improvement in all stages of the production process through the involvement of management and employees. We use statistical process control techniques to identify key areas for improvement including the reduction of waste and down time.

We believe we are a leader in European manufacturing practices and working disciplines. Our plants conform to standards specific to their country and market sectors, such as the Pharmaceutical Supplier Code of Practice, Good Manufacturing Practices and Royal Society of Food Hygiene accreditation. All facilities operate to ISO 9000 Series quality standards.

Sales and Marketing

Our Paperboard Packaging segment's sales result primarily from direct solicitation of existing and prospective customers. Local management and sales personnel at each manufacturing facility are responsible for sales and customer relationships and, where appropriate, are supported by head office sales and marketing initiatives.

Our marketing and sales efforts emphasize our ability to print high quality specialized packaging in a timely manner by utilizing state-of-the-art manufacturing systems. Our packaging design staff is frequently consulted by customers for assistance in developing new and alternative packaging concepts. We also assist our customers in the development and acquisition of automated packaging equipment for their manufacturing facilities, which can use our packaging products. We actively support our sales effort by researching market trends as well as by developing promotional materials that highlight our capabilities within specific end-use markets. Our ability to meet the rapid delivery requirements and variable demand patterns of our customers has enhanced our competitive position with multinational branded products companies.

We have longstanding trading relationships with many of our larger paperboard packaging customers but, as is typical in our industry, we generally do not enter into long-term fixed-quantity supply agreements. Instead, we have agreements or letters of intent in place with many of our larger customers, with terms of up to five years, that specify the terms of trade and service requirements for the period of the arrangement, some of which award sole or majority supply for specific classes of packaging products for the customer, but only to the extent the customer requires such products. These supply arrangements are generally awarded by the larger packaging customers through a tender process in which the customer solicits bids from several potential suppliers and selects the winning bid based on several factors, including price and service. Typically, major packaging customers centralize their purchasing on a pan-European basis and seek to obtain their packaging requirements from a limited number of sources to maximize their efficiency. We regularly submit bids for new business or renewal of existing business.

Raw Materials

We use a variety of raw materials in our Paperboard Packaging segment, such as paperboard, paper, inks, foil, and films and adhesives. The primary raw material for our Paperboard Packaging segment is paperboard, which is converted to make the walls of the packaging unit. The primary paperboard grade we use is virgin folding boxboard.

Most of our raw materials are readily available from various suppliers at competitive market prices. We do not usually enter into contractual arrangements with suppliers. Raw material prices, which are negotiated centrally, are regarded as a ceiling. Individual factories can enter into further negotiations and sometimes achieve better prices on specific contracts. This strategy is designed to strengthen our overall purchasing power, while enabling each factory to retain a sufficient degree of autonomy in its purchasing decisions to take advantage of better spot pricing offered by suppliers.

PLASTIC PACKAGING SEGMENT

The plastic packaging industry manufactures and sells plastic bottles, containers and closures, films and sheets. We compete in the plastic bottles, containers and closures segment of the industry.

Plastic bottles, containers and closures are used to store, transport, preserve and dispense a wide variety of food, beverage and other consumer and industrial products. Manufacturers consider a number of variables in evaluating whether plastic containers should be used for a particular packaging application. These include cost, compatibility with the intended contents, shelf life, flexibility of size, handling characteristics, filling and closing speeds, processing reactions, impermeability, dent and tamper resistance and consumer preferences. Plastic's penetration of traditional glass, paperboard and metal packaging applications is driven by its advantages such as clarity, weight, strength, shatter resistance, barrier properties and ease of opening and dispensing.

Nondurable goods industries consume the majority of plastic packaging products, with beverages and food being the largest markets. Other important packaging markets include pharmaceuticals and healthcare products, personal care items and chemical products. Factors which influence plastic packaging demand include consumer spending, population growth, technological advancements in packaging materials, environmental and regulatory concerns, international trade patterns and packaging product development. The popularity of smaller sized bottles in markets ranging from soft drinks to healthcare products has also generated volume growth.

HDPE is heavily used for milk, chilled juice and bulk water packaging, because of the resin's processing ease, moderate cost and suitable barrier properties. PET dominates most other bottling applications, because of its clarity, barrier characteristics, availability in multiple sizes, design flexibility, competitive pricing and ability to be resealed. Markets for HDPE bottles and containers are relatively mature, with the resin having already supplanted competitive packaging materials in applicable consumer applications. PET bottles are expected to continue to supplant glass bottles and aluminum cans in soft drink and water markets. As a result, PET is expected to exhibit faster growth, based on the above-average growth prospects for the various applications in which the resin is used.

Plastic containers are generally produced close to their source of demand. Suppliers range from large multinational and multi-product companies to small manufacturers operating in a single market or geographic niche.

Our Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which we acquired in February 2000.

Products and Markets

We specialize in the design and manufacture of plastic containers, bottles, preforms and closures. Our target markets are:

  agrochemicals and other specialty chemicals;
  beverages; and
  pharmaceuticals and healthcare.

Agrochemical and Other Specialty Chemicals. We design and manufacture HDPE plastic conventional and fluorinated barrier containers and closures for niche agrochemical and other specialty chemical markets, such as food flavorings, beverage concentrates and industrial solvents, primarily in Europe. Within these markets, approximately 40 percent of our sales are generated by products that utilize our proprietary fluorinated blow molding process. This process improves the barrier characteristics of a container by adding a protective coating to the interior wall that shields the plastic from the effects of corrosive fluids. We believe that our technical expertise and experience in using the fluorinated blow molding process is an important competitive strength in this market.

Products of our agrochemical and other specialty chemicals division are manufactured at four plants located in four countries, and are distributed throughout Europe and Asia to the manufacturing plants of our customers, for ultimate sale around the world. Our HDPE plant in mainland China is a joint venture with Canada Rotam International Company Limited, in which we own a 50 percent interest. Our principal customers for agrochemical and other specialty chemical packaging include Syngenta Corporation, a subsidiary of Syngenta AG, Dow AgroSciences Ltd., a subsidiary of Dow AgroSciences LLC, BASF AG, Akzo Nobel N.V., The Coca-Cola Company, PepsiCo, Inc. and E.I. du Pont de Nemours and Company.

Beverages. We are a leading supplier of plastic beverage packaging in the United Kingdom, Ireland and South Africa. We design and manufacture blow molded PET plastic bottles and preforms for soft drinks and mineral water plants in Northern Ireland and South Africa. We are the leading supplier of PET soft drink bottles in South Africa. Our PET business in South Africa is a joint venture with two private individuals, in which we own a 70 percent interest. We are also the leading supplier of HDPE milk bottles in Ireland. We expect that the market for plastic beverage containers will continue to grow, as: dairies continue to shift from glass to HDPE packaging for milk products; beverage manufacturers shift from glass bottles and aluminum cans to PET plastic bottles for soft drinks and water; and as consumption of those beverages increases. Our principal beverage customers are The Coca-Cola Company, Cantrell and Cochrane, MaCaw Soft Drinks, Virgin Cola and Buxton Mineral Water.

Pharmaceuticals and Healthcare. We design and manufacture HDPE plastic bottles for pharmaceutical and healthcare markets, primarily at our plant in Cavan, Ireland. We work closely with our customers to design innovative packaging solutions that enhance manufacturing efficiency while also improving brand identity. We emphasize our ability to provide plastic packaging, together with folding cartons, leaflets and labels manufactured by our Paperboard Packaging segment, to deliver supply-chain synergies to our pharmaceutical and healthcare customers. Our principal pharmaceutical and healthcare customers include Abbott Laboratories, Stiefel Laboratories (UK) Ltd., a subsidiary of Stiefel Laboratories, Inc., Procter and Gamble Limited, a subsidiary of Procter & Gamble Company, and Aventis S.A.

Product Design, Manufacturing and Distribution

Our Plastic Packaging segment produces containers, bottles, preforms and closures designed in-house or from designs supplied by customers.

Our research and development activities for plastics are centralized in Belfast, Northern Ireland, where we work in close association with faculty and graduate students at Queen's University. We continually seek process improvements and opportunities for further automation to reduce costs and improve our profitability and competitive position. Our efforts focus on increasing line speeds, reducing energy consumption and shortening turnaround times. Our materials research stresses lowering product cost through the development of lighter weight bottles and improving container characteristics such as strength and moisture resistance.

Bottle design capabilities are also available at each individual plant, supported by computer aided design packages. Testing of in-house developments are carried out in an ISO 9000 Series laboratory in each plant. New developments and improvements are shared between the plants.

Our plastic containers are made primarily from PET and HDPE, and serve a wide variety of markets. The PET containers are predominantly used for soft drinks, still and sparkling waters and agrochemicals. The HDPE containers are used for agrochemicals, other specialty chemicals, and healthcare and dairy products. We also make HDPE closures for the soft drink market and closures for agrochemical and specialty chemical containers.

The quality and technical properties of PET enable it to be blown into containers with high barrier properties, which limits the loss of carbon dioxide from soft drinks and the ingress of oxygen and other substances that can affect product quality. In recent years, we have developed process capabilities to offer our PET customers lighter weight bottles, improved barrier performance and faster preform reheating resulting in lower energy consumption during the blowing process.

PET conversion from raw plastic resin is carried out in our plants in Northern Ireland and South Africa. PET is injection molded to create preforms that are subsequently blow molded into bottles, either in our manufacturing facilities or at our customers' plants. PET granules are heated and then forced into a mold that forms the preform to the required shape. Preforms are then stored before being converted to bottles.

Conversion of the preforms into bottles takes place at our plants in Northern Ireland and South Africa, as well as at our Kunshan, China, plant which is supplied with preforms from our other facilities. Preforms are loaded into the blow molding machine and heated individually using infrared lamps. Precise control of these lamps enables the wall thickness in the bottle to be accurately controlled. Heated preforms are placed into a blow mold, and simultaneously blown with high-pressure air and stretched with a mechanical rod to create the desired bottle.

For specialty chemicals and agrochemicals that include aggressive constituents, we manufacture HDPE bottles and containers using fluorinated blow molding to enhance the barrier characteristics of the container wall. HDPE is also used for closures which are supplied to many of our preform and bottle customers in the soft drink industry in the United Kingdom and Ireland.

Extrusion blow molding of HDPE containers takes place at our plants in the United Kingdom, France, Ireland and China, with fluorinated barrier containers produced at all these locations except Ireland. Raw HDPE granules are heated and extruded. For fluorinated containers, each extrusion is then blown into the mold with a fluorine and nitrogen gas mixture. For conventional containers, the extrusions are blown into the mold with air. Containers are then leak tested before delivery to customers.

HDPE closures are produced in our plants in Ireland and China using injection molding machines. Single piece closures are produced at our plant in Ireland for the soft drink industry, and two piece closures are produced at our plant in China for the agrochemical industry.

Plastic containers generally are produced only to order and delivered pursuant to an agreed schedule. Delivery to customers usually takes place immediately following completion of the production process. As a result, order backlog is not substantial.

Sales and Marketing

Our Plastic Packaging segment's sales result primarily from direct customer contacts by plant managing directors and a dedicated sales force of approximately 15 people.

Our marketing and sales efforts emphasize our ability to react quickly to changing customer demand patterns and to supply products manufactured to the highest industry standards of quality and performance. Our design and packaging development staff work closely with customers to improve product performance and reduce product costs. This includes reductions in product weight while maintaining agreed performance criteria. We actively support our sales effort with market research to identify potential opportunities and market trends across our businesses, as well as developing promotional materials that highlight our capabilities within specific end-use markets.

We have longstanding trading relationships with many of our larger plastic packaging customers but, as is typical in our industry, we generally do not enter into long-term fixed-quantity supply agreements. Instead, we have agreements or letters of intent in place with many of our larger customers, with terms of up to five years, that specify the terms of trade and service requirements for the period of the arrangement, some of which award sole or majority supply for specific classes of packaging products for the customer, but only to the extent the customer requires such products. These supply arrangements are generally awarded by the larger packaging customers through a tender process in which the customer solicits bids from several potential suppliers and selects the winning bid based on several factors, including price and service. We regularly submit bids for new business or renewal of existing business.

Raw Materials

We use a variety of raw materials in our Plastic Packaging segment, including raw PET and HDPE plastic resins. Raw materials for our Plastic Packaging segment are readily available from various suppliers at competitive market prices.

LAND DEVELOPMENT SEGMENT

Our Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment currently holds approximately 20,000 acres of real estate located in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. An internal sales force markets this land to third parties for residential and commercial development, real estate investment and land conservation. We plan to sell this land over the next few years. The primary source of revenue for this segment is land sales. Such revenue is only recognized when land is sold. Accordingly, Land Development segment revenues may vary significantly from period to period.

COMPETITION

Competition is intense in the markets served by our Paperboard Packaging and Plastic Packaging segments, both from large companies and from local and regional producers. We compete by differentiating ourselves through product design, process capabilities, operational competence and exceptional customer service.

Major paperboard packaging competitors include Akerlund & Rausing, Algroup, Amcor Limited, Mayr-Melnhof Packaging UK Limited, a subsidiary of Mayr-Melnhof Karton AG, MY Holdings, Van Genechten Packaging and MeadWestvaco Corporation. In addition, in response to customer demand for pan-European sources of supply in pharmaceutical and healthcare markets, some smaller producers have also entered into pan-European trading alliances. Examples of such alliances include Copapharm Europe (an alliance of British, German, Spanish, French, Italian and Swiss carton manufacturers which supplies folding cartons to the European pharmaceutical industry), and Pharmapact (an alliance of British, German, French and Italian multi-product manufacturers which supplies folding cartons, microflute corrugated board, labels, leaflets and specialized systems to the European pharmaceutical industry).

Major plastic packaging competitors include Crown Cork & Seal Company, Inc., Graham Packaging Company, L.P., Huhtamaki Van Leer, Nampak Ltd., Pet Plas, RPC Group Plc, Schmalbach-Lubeca and Waddington Jaycare.

Customers

We have many customers that buy our products and are not dependent on any single customer, or group of customers, in any of our business segments. No single customer represents more than 10 percent of our total net sales. Longstanding relationships exist with many customers who place orders on a continuing basis, and we regularly submit bids to customers for new business or renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. Because of the nature of our businesses, order backlogs are not large.

Competitive Strengths

Competition is intense in the markets served by our Paperboard Packaging and Plastic Packaging segments, both from large companies and from local and regional producers. We compete by differentiating ourselves through product design, process capabilities, operational competence and a focus on customer service.

We believe that our competitive strengths include:

  Leading positions in targeted higher-growth, higher-margin markets. We are the leading European supplier of paperboard packaging for pharmaceutical and healthcare products, and a leading supplier for premium branded consumer products including fine spirits and premium confectioneries. In addition, our Plastic Packaging segment is a supplier of HDPE fluorinated barrier containers for niche agrochemicals and other specialty chemicals and fluids markets. We focus on these markets because we believe they offer more growth opportunities, and because our value-added services, creative packaging solutions and specialized manufacturing techniques enable us to achieve higher operating margins than in commodity packaging markets.

  Sophisticated design and manufacturing capabilities. Our sophisticated structural and creative package design skills, and significant experience in manufacturing complex package designs, are important competitive strengths. For example, we are a leading European designer and supplier of creative paperboard packaging that supports the brand images of internationally recognized branded products. For these customers, our design skills and ability to manufacture packaging that incorporates design and construction features with intricate graphic and embossed detailing is an important part of marketing their products. Similarly, our pharmaceutical and healthcare customers rely on our ability to provide both regulatory and marketing information in attractive and functional paperboard packaging, while meeting stringent standards for quality and text integrity. In our Plastic Packaging segment, our technical expertise and experience relating to in-line fluorinated blowmolding of HDPE barrier containers is an important competitive strength.

  Full range of printing processes and a one-stop-shop approach to customers' paperboard packaging needs. We offer our customers a full range of print processes, special finishes and effects, many of which are technically challenging, and a one-stop-shop approach to their paperboard packaging needs. For example, we offer integrated text for leaflets and labels to complement folding carton applications, which is a competitive strength with customers in several end-use markets, including pharmaceuticals and healthcare, cosmetics, and multimedia and technology. This one-stop-shop approach allows our customers to reduce the number of suppliers they use, simplify their packaging procurement and maintain strict quality control.

  Broad geographic manufacturing network offering pan-European service. We supply value-added paperboard and plastic packaging products throughout the world from a network of 42 paperboard packaging facilities in Europe and North America, and 7 plastic packaging facilities in Europe, Africa and Asia. Our facilities are generally located in close proximity to our largest customers. We offer a pan-European supply network in many of our end-use markets, meeting our customers' needs for reduced delivery times and flexibility in both order size and geography. Both of our core business segments also compete based on their established reputations for quality and innovation, and strong, long-term customer relationships.

Business Strategy

Our objective is to increase our cash flow and profitability by pursuing internal and external growth within specific end-use markets, and by continuing to improve our operating efficiency.

Internal Growth. We are focused on providing value-added paperboard and plastic packaging products to specific end-use markets, which are characterized by higher growth potential and lower cyclicality than commodity packaging markets. In particular, we focus on markets where we believe we possess and can sustain competitive strengths through our ability to deliver creative packaging designs, and where the services and process capabilities we offer enable us to satisfy our customers' special packaging requirements. These markets include:

  Markets that offer higher growth potential - pharmaceutical and healthcare; multimedia and technology. We believe that global demand for pharmaceutical and healthcare products packaging will grow significantly over the next decade, as a result of global population growth, an aging population in industrialized countries, new drug technology and new regulatory requirements. As the leading supplier of pharmaceutical and healthcare paperboard packaging in Europe, and as a supplier of plastic packaging for pharmaceutical and healthcare products, we expect to benefit from this market growth. We also intend to increase our share of this market by offering a comprehensive range of paperboard packaging, leaflets and labels to pharmaceutical and healthcare customers for global distribution. We believe that the worldwide market for computer equipment, peripherals and software packaging will also grow significantly in the future. We supply folding carton packaging and printed materials associated with these products, such as software packages, labels, manuals and instruction kits. Our current customers include several market leaders in the technology industry, and we plan to expand our position as a supplier for this global market.

  Markets where brand positioning and differentiation is important - premium branded products; over-the-counter pharmaceuticals and healthcare. We are a leading European supplier of creative paperboard packaging that supports the brand images of internationally recognized consumer products, such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances. For these products, packaging is a significant element of the marketing effort to differentiate and position the products for sale at particular price points. Accordingly, our customers demand increasingly sophisticated structural designs and specialized high-graphic-content packaging. These customers devote a substantial portion of their marketing efforts to packaging, because packaging is a relatively small percentage of the retail price of the product sold. Brand leaders in these markets value our ability to provide sophisticated creative and structural designs, intricate graphic and embossed details, and value-added service enhancements. These process capabilities have led several international manufacturers of premium branded products to designate us as their sole or primary packaging supplier. Many manufacturers of premium branded products also rely on us to create and supply the packaging for their product range extensions or geographic market expansions, which we believe will continue to generate additional growth opportunities for us.

  Markets that have special packaging requirements - pharmaceuticals and healthcare; agrochemicals and other specialty chemicals. We are a market leader in several of our target end-use markets that have special packaging requirements. In our Paperboard Packaging segment, our pharmaceutical packaging plants comply with the Pharmaceutical Supplier Code of Practice, and individual plants are accredited by their respective pharmaceutical customers, reflecting our ability consistently to satisfy the stringent quality standards of our customers. As a result of our ability to provide innovative packaging solutions (such as special features designed to prevent counterfeiting of prescription drugs and custom dose ''patient packs''), together with leaflets and labels, often in multiple languages, we are the largest supplier of pharmaceutical and healthcare packaging in Europe. In our Plastic Packaging segment, our proprietary process for blow molding of fluorinated HDPE barrier containers has helped us to achieve a significant position in the European market for such containers.

External Growth. Over the next few years, we plan to expand our network of value-added paperboard and plastic packaging facilities, which are now located primarily in Europe, through the acquisition of complementary businesses in North America which are focused on the same end-use markets. We also intend to pursue smaller acquisitions, joint ventures or alliances in Europe, Asia and South America to provide geographical balance and to satisfy our multinational customers' desire for broad geographic coverage from their packaging supplier.

Improved Operating Efficiency and Profitability. We are focused on improving the operating efficiency and profitability of our businesses. Over the past 18 months, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of several smaller specialty packaging acquisitions. We have consolidated the sales, marketing and administrative functions of these businesses, which we expect will result in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we are in the process of rationalizing manufacturing facilities. We have closed two redundant or underutilized paperboard packaging facilities in 2000 and 2001, and expect further rationalization of facilities over the next 24 months. We believe that improving our efficiency will enhance our competitive position, enabling us to retain or increase our market share while improving cash flow

RISKS AND UNCERTAINTIES

The information presented in Exhibit 99.1 of this report is incorporated herein by reference. In addition, the information presented under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Risk Management" and "Notes to Consolidated Financial Statements, Note 8 - Financial Instruments and Risk Concentrations" of our 2001 Annual Report is incorporated herein by reference.

ENVIRONMENTAL

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental" of our 2001 Annual Report is incorporated herein by reference.

EMPLOYEES

At December 30, 2001, we had 5,801 employees. Our employees are represented by various trade unions or workers' councils in each of the countries in which we operate. We believe that our relations with our employees are good.

SEASONALITY

We compete in several end-use markets, such as fine spirits, premium confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year.

RESEARCH AND DEVELOPMENT

The Company conducts limited continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

TRADEMARKS AND INTELLECTUAL PROPERTY

We believe that our success depends, in part, on maintaining and enhancing our proprietary technical expertise and know-how. As a standard practice, we obtain legal protections we believe are appropriate for our intellectual property, but legally protected intellectual property rights are not material for our business. We are not aware of any legal proceedings that have been brought against us for infringement of a patent or trademark.

Item 2. Properties

The information presented under "Locations" in our 2001 Annual Report is incorporated herein by reference. We believe that our production facilities are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations. From time to time, we also lease additional warehouse space and sales offices on an as-needed basis.

Item 3. Legal Proceedings

On March 26, 2001, the Securities and Exchange Commission (the "SEC") issued a formal order that a private investigation be conducted concerning matters related to our financial reporting. The investigation is based on SEC inquiries arising out of our restatement of earnings in 2000 related to the United States display business of a subsidiary included in our former Merchandising and Specialty Packaging segment. We are cooperating with the SEC in the investigation and the outcome of the investigation cannot yet be determined.

In addition, the information presented in "Notes to Consolidated Financial Statements, Note 14 - Commitments and Contingencies" of our 2001 Annual Report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The dividend and stock price information presented under the caption "Recent Quarterly Results" of our 2001 Annual Report is incorporated herein by reference. Our common stock is listed on the New York Stock Exchange under the symbol "CSK". As of March 1, 2002, there were 5,036 holders of record of the Company's common stock.

We have certain loan agreements related to a portion of our debt which contain certain limits on our ability to pay dividends. See "Notes to Consolidated Financial Statements, Note 7 - Long-Term Debt" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of our 2001 Annual Report, incorporated herein by reference.

Item 6. Selected Financial Data

The information presented under the caption "Five-Year Comparative Record" of our 2001 Annual Report is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of
Operations

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2001 Annual Report is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Risk Management" of our 2001 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of our 2001 Annual Report, are incorporated herein by reference. The "Report of Independent Accountants" as presented in our 2001 Annual Report is incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The name and age of each executive officer of the Company as of March 1, 2002, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Thomas H. Johnson (52)

Chairman, President & Chief Executive Officer since 2000
President & Chief Executive Officer (1997-2000)
Vice Chairman, Riverwood International Corporation (1996-1997)

Keith Gilchrist (53)

Executive Vice President and Chief Operating Officer since 2001
Executive Vice President-European Specialty Packaging (1999-2001)
Chief Executive, Field Group plc since 1991

J. P. Causey Jr. (58)

Executive Vice President, Secretary & General Counsel since 2001
Senior Vice President, Secretary & General Counsel (1995-2001)

Andrew J. Kohut (43)

Executive Vice President & Chief Financial Officer since 2001
President, Chesapeake Display and Packaging Company (2000-2001)
Senior Vice President-Strategic Business Development (1998-2001)
Group Vice President-Specialty Packaging & Merchandising Services (1996-1998)

The information presented under the captions "Information Concerning Nominees," "Directors Continuing in Office," and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 24, 2002 (the "2002 Proxy Statement") is incorporated herein by reference.

Item 11. Executive Compensation

The information presented under the captions "Compensation of Directors" and "Executive Compensation" of our 2002 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation," "Audit Committee Report" and "Performance Graph") is incorporated herein by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of our 2002 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information presented under the caption "Certain Relationships and Related Transactions" of our 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. Documents

(i) Financial Statements

Our consolidated balance sheets as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders' equity for each of the three fiscal years in the period ended December 30, 2001, including the notes thereto, are presented in our 2001 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in our 2001 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7, 7a and 8 of this Form 10-K, no other data appearing in our 2001 Annual Report is deemed to be "filed" as part of this Form 10-K.

(ii) Financial Statement Schedules

None required.

(iii) Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 27-31 hereof. Exhibits 10.1 - 10.27 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

b. Reports on Form 8-K

(i)

Current Report on Form 8-K, dated November 1, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcements of earnings for the quarter and nine months ended September 30, 2001, and the proposed offering of ₤90 million of Senior Subordinated Notes due 2011.

(ii)	Current Report on Form 8-K, dated November 5, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") additional information regarding Chesapeake Corporation.
(iii)

Current Report on Form 8-K, dated November 13, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of Chesapeake's agreement to sell ₤115 million of its 10-3/8 percent Senior Subordinated Notes due 2011 through an institutional private placement.

(iv)

Current Report on Form 8-K, dated November 19, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of Chesapeake's completion of the sale of ₤115 million of its 10-3/8 percent Senior Subordinated Notes due 2011 through an institutional private placement.

(v)	Current Report on Form 8-K, dated December 14, 2001, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of new officer appointments.
(vi)

Current Report on Form 8-K, dated January 29, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of fourth quarter and fiscal 2001 earnings, and filing the script of a conference call with investors discussing the fourth quarter and fiscal 2001 earnings.

(vii)

Current Report on Form 8-K, dated February 12, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") Chesapeake's announcement of the expiration of its exchange offer for its 10-3/8 percent Senior Subordinated Notes due 2011.

(viii)

Current Report on Form 8-K, dated February 14, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") information provided by Chesapeake as presented at an analyst meeting held on February 14, 2002

(ix)

Current Report on Form 8-K, dated February 19, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") Chesapeake's announcement of the closing of the exchange offer for its 10-3/8 percent Senior Subordinated Notes due 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHESAPEAKE CORPORATION
(Registrant)
February 20, 2002

	By	/s/ ANDREW J. KOHUT
Andrew J. Kohut
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.
By	/s/ DAVID FELL	By	/s/ WALLACE STETTINIUS
	Sir David Fell		Wallace Stettinius
	Director		Director

By	/s/ THOMAS H. JOHNSON	By	/s/ RICHARD G. TILGHMAN
	Thomas H. Johnson		Richard G. Tilghman
	Chairman, President &		Director
Chief Executive Officer
(Principal Executive Officer)

By	/s/ JAMES E. ROGERS	By	/s/ JOSEPH P. VIVIANO
	James E. Rogers		Joseph P. Viviano
	Director		Director

By	/s/ JOHN W. ROSENBLUM	By	/s/ HARRY H. WARNER
	Dr. John W. Rosenblum		Harry H. Warner
	Director		Director

By	/s/ FRANK S. ROYAL	By	/s/ HUGH V. WHITE, JR.
	Dr. Frank S. Royal		Hugh V. White, Jr.
	Director		Director

By	/s/ ANDREW J. KOHUT	By	/s/ CHRISTINE R. VLAHCEVIC
	Andrew J. Kohut		Christine R. Vlahcevic
	Executive Vice President &		Controller
	Chief Financial Officer		(Principal Accounting Officer)
(Principal Financial Officer)

Each of the above signatures is affixed as of February 20, 2002.

EXHIBIT INDEX
2.1

Purchase Agreement, dated as of April 30, 1997, by and between Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent Paperboard (U.S.) Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 23, 1997, and incorporated herein by reference)

2.2

Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.3

Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.4

Second Amended and Restated Indemnity Agreement, dated as of May 1, 2000, between WTM I Company, formerly Wisconsin Tissue Mills Inc., and Georgia-Pacific Corporation, (filed as Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

2.5

Purchase Agreement, dated as of January 21, 2001, by and among Georgia-Pacific Corporation, WTM I Company, Chesapeake Corporation and Georgia-Pacific Tissue, LLC (filed as Exhibit 2.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

2.6

Stock Purchase Agreement by and between Chesapeake Corporation and Inland Paperboard and Packaging, Inc., dated April 5, 2001 (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

2.7

Asset Purchase Agreement by and between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, dated April 20, 2001 (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

2.8

Amendment No. 1, dated as of July 1, 2001, to the Asset Purchase Agreement made as of April 20, 2001, between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, (filed as Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference)

3.1	Restated Articles of Incorporation, filed herewith
3.2

Amended and Restated Bylaws of Chesapeake Corporation, dated April 25, 2001 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

4.1

Indenture, dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-30900, and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 1, 1989, to the Indenture dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

4.3

Second Supplemental Indenture, dated as of October 4, 1999, to the Indenture dated as of July 15, 1985, between the Registrant and The Bank of New York, as successor Trustee (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.4

Amended and Restated Rights Agreement, dated as of February 21, 2001, between the Registrant and Computershare Investor Services, LLC, successor to Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.5

Amended and Restated Credit Agreement, dated as of February 8, 2001 (amending and restating the Credit Agreement, dated as of June 15, 2000, as previously amended), among Chesapeake Corporation, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC, Chesapeake U.K. Holdings Limited, Boxmore International PLC, Chesapeake Europe, SAS and Field Group plc, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, First Union National Bank, as the Administrative Agent, Bank of America, N.A., as the Syndication Agent, Wachovia Bank, N.A., as the Documentation Agent, and First Union Securities, Inc, as the Arranger (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.6

First Amendment to Credit Agreement, dated as of November 9, 2001, among Chesapeake Corporation, Chesapeake UK Acquisitions II PLC, Chesapeake UK Acquisitions PLC, Chesapeake U.K. Holdings Limited, Boxmore International PLC, Field Group plc and Chesapeake Europe, SAS, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, and First Union National Bank, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference)

4.7

Indenture, dated as of November 19, 2001, between the Registrant and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Form S-4 Registration Statement No. 333-75296, and incorporated herein by reference)

The registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1	1987 Stock Option Plan (filed as Exhibit A to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987, and incorporated herein by reference)
10.2	Directors' Deferred Compensation Plan (filed as Exhibit VII to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)
10.3	Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478, and incorporated herein by reference)
10.4	Executive Supplemental Retirement Plan (filed as Exhibit VI to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)
10.5	Retirement Plan for Outside Directors (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)
10.6	Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)
10.7	Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)
10.8

Chesapeake Corporation Directors' Stock Option and Deferred Compensation Plan (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.9	Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)
10.10	Chesapeake Corporation 1997 Incentive Plan (filed as exhibit 4.5 to Form S-8 Registration Statement No. 333-30763 and incorporated herein by reference)
10.11

Employment and Severance Benefit Agreement, dated as of July 17, 1997, with Thomas H. Johnson (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.12

First Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of September 13, 1999 (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.13

Second Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of August 28, 2001 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference)

10.14

Executive Employment Agreement with J.P. Causey Jr., dated as of September 13, 1999 (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.15

First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of July 11, 2001 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference)

10.16

Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of March 3, 1999 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.17

First Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of September 13, 1999 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.18

Executive Employment Agreement with Andrew J. Kohut, dated as of September 13, 1999 (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.19

First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of July 11, 2001 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference)

10.20

Executive Employment Agreement with Thomas A. Smith, dated as of September 13, 1999 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.21

Termination and Release through the Voluntary Separation Program of the Executive Employment Agreement with Thomas A. Smith, dated as of August 1, 2001 (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference)

10.22

Executive Employment Agreement with William T. Tolley, dated as of September 13, 1999 (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.23	Separation Agreement, Waiver and Release with William T. Tolley, dated as of December 17, 2001, filed herewith
10.24

Service Agreement with Mark Ennis, dated as of March 8, 2000 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000, and incorporated herein by reference)

10.25

First Amendment to Service Agreement with Mark Ennis, dated as of January 23, 2001 (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

10.26

Second Amendment to Service Agreement with Mark Ennis, dated April 25, 2001 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

10.27	Termination of Employment with Mark Ennis, dated as of August 28, 2001, filed herewith
11.1	Computation of Net Income Per Share of Common Stock, filed herewith
13.1	Portions of the Chesapeake Corporation Annual Report to Stockholders for the fiscal year ended December 30, 2001, filed herewith
21.1	Subsidiaries, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
99.1	Risk factors, filed herewith