Form 10-Q
period 2002-05-15
CHESAPEAKE CORP /VA/
filed 2002-05-15
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Number of shares of $1.00 par value common stock outstanding as of May 5, 2002: 15,158,538 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters ended March 31, 2002, and April 1, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at March 31, 2002, and December 30, 2001 . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Quarters ended March 31, 2002, and April 1, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 3.	Qualitative and Quantitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . .	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		26

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended
	Mar. 31, 2002	Apr. 1, 2001

Net sales	$182.1	$198.2

Costs and expenses:
Cost of products sold	150.2	159.8
Selling, general and administrative expenses	22.0	30.3

Income from continuing operations	9.9	8.1

Other income, net	1.6	2.2
Interest expense, net	11.9	9.8

(Loss) income from continuing operations before taxes	(0.4)	0.5
Income tax (benefit) expense	(0.1)	0.2

(Loss) income from continuing operations	(0.3)	0.3

Discontinued operations:
Gain on disposal of discontinued operations, net of income tax expense of $92.5	-	130.9

Net (loss) income	$(0.3)	$131.2

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.02)	$0.02
Discontinued operations	-	8.73

Basic (loss) earnings per share	$(0.02)	$8.75

Weighted average number of common shares	15.1	15.0

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.02)	$0.02
Discontinued operations	-	8.67

Diluted (loss) earnings per share	$(0.02)	$8.69

Weighted average number of common shares and equivalents outstanding, assuming dilution	15.1	15.1

Cash dividends declared per share of common stock	$0.22	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	Mar. 31, 2002	Dec. 30, 2001
ASSETS

Current assets:
Cash and cash equivalents	$26.9	$20.1
Accounts receivable (less allowance of $3.4 and $4.2)	119.4	124.7

Inventories:
Finished goods	55.4	56.9
Work-in-process	17.7	19.1
Materials and supplies	19.5	22.3

Total inventories	92.6	98.3

Deferred income taxes	2.2	2.2
Other current assets	13.0	14.2

Total current assets	254.1	259.5

Property, plant and equipment, at cost	419.6	428.1
Less accumulated depreciation	94.2	89.8

	325.4	338.3

Goodwill, net	520.4	529.4
Other assets	97.1	118.4

Total assets	$1,197.0	$1,245.6

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions; unaudited)

	Mar. 31, 2002	Dec. 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$86.4	$91.9
Accrued expenses	82.0	91.0
Income taxes payable	11.6	12.4
Current maturities of long-term debt	3.7	1.6
Dividends payable	3.3	3.3

Total current liabilities	187.0	200.2

Long-term debt	471.1	488.3
Environmental liabilities	52.8	52.8
Postretirement benefits other than pensions	12.9	13.2
Deferred income taxes	26.4	26.7
Other long-term liabilities	29.2	33.4

Total liabilities	779.4	814.6

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding 15,144,806 shares in 2002 and 15,158,953 shares in 2001, respectively	15.1	15.2
Additional paid-in capital	0.1	0.7
Unearned compensation	(0.1)	(0.9)
Accumulated other comprehensive loss	(102.4)	(92.5)
Retained earnings	504.9	508.5

Total stockholders' equity	417.6	431.0

Total liabilities and stockholders' equity	$1,197.0	$1,245.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Quarter Ended
	Mar. 31, 2002	Apr. 1, 2001

Operating activities:
Net (loss) income	$(0.3)	$131.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposal of discontinued businesses, net of tax	-	(130.9)
Depreciation and amortization of goodwill	11.4	20.3
Undistributed earnings of affiliates	-	(1.2)
Deferred income taxes	(1.4)	0.4
Gain on sale of property, plant and equipment	(0.7)	(3.2)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	5.7	(7.3)
Inventories	1.6	0.2
Other assets	3.1	(0.2)
Accounts payable	(5.9)	(16.9)
Accrued expenses	(9.6)	(12.5)
Income taxes payable	1.6	23.8
Other	(0.4)	(1.0)

Net cash provided by operating activities	5.1	2.7

Investing activities:
Purchases of property, plant and equipment	(10.1)	(11.3)
Acquisitions	-	(7.2)
Proceeds from sale of property, plant and equipment	5.8	5.7
Proceeds from sales of businesses	-	237.0
Payments on notes receivable	18.9	-
Other, net	-	0.3

Net cash provided by investing activities	14.6	224.5

Financing activities:
Net payments on lines of credit	(2.9)	(122.1)
Payments on long-term debt	(6.7)	(14.2)
Proceeds from long-term debt	0.3	7.0
Debt issue costs	((0.5)	(3.1)
Dividends paid	(3.3)	(3.3)
Other	0.2	0.6

Net cash used in financing activities	(12.9)	(135.1)

Increase in cash and cash equivalents	6.8	92.1
Cash and cash equivalents at beginning of period	20.1	31.2

Cash and cash equivalents at end of period	$26.9	$123.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited, except for the December 30, 2001, consolidated balance sheet, and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake," or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. The financial statements include, where necessary, amounts based on the judgments and estimates of management. These estimates include, but are not limited to, the estimated loss on disposition of discontinued operations, allowances for bad debts, inventory obsolescence, environmental remediation costs, restructuring, loss contingencies for litigation, self-insured medical and workers' compensation insurance, income taxes and determinations of discount and other assumptions for pension and postretirement benefit expenses. Actual results could differ from these estimates. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in our latest Annual Report on Form 10-K. The results of continuing operations for the 2002 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year. Certain prior-year data have been reclassified to conform to the 2002 presentation.

Note 2. Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.

We adopted the provisions of SFAS 142 in the first quarter of 2002. We have made determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. We completed the transitional impairment test, which did not result in impairment of recorded goodwill. In accordance with this statement, amortization of goodwill was discontinued as of December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

(in millions, except per share data)	Quarters Ended
	Mar. 31, 2002	Apr. 1, 2001

Reported net (loss) income	$(0.3)	$131.2
Goodwill amortization, net of tax	-	2.7

Adjusted net (loss) income	$(0.3)	$133.9

Basic (loss) earnings per share:
As reported	$(0.02)	$8.75
Goodwill amortization, net of tax	-	0.18

Adjusted basic (loss) earnings per share	$(0.02)	$8.93

Diluted (loss) earnings per share:
As reported	$(0.02)	$8.69
Goodwill amortization, net of tax	-	0.18

Adjusted diluted (loss) earnings per share	$(0.02)	$8.87

The carrying value of goodwill at December 31, 2001, date of adoption of SFAS 142, of $529.4 million was composed of $477.1 million related to the Paperboard Packaging segment and $52.3 million related to the Plastic Packaging segment. At March 31, 2002, the goodwill balance of $520.4 million consisted of $469.0 million related to Paperboard Packaging and $51.4 million related to Plastic Packaging. The decrease in the carrying value of goodwill since December 31, 2001, was due to the impact of changes in foreign exchange translation rates.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and it is not expected to have a material impact on our financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations for which disposals are committed to after the effective date of SFAS 144 will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. We adopted SFAS 144 as of December 31, 2002, and it did not have a material impact on our financial statements.

Note 3. Comprehensive Income

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended
	Mar. 31, 2002	Apr. 1, 2001

Net (loss) income	$(0.3)	$131.2
Foreign currency translation	(10.1)	(29.8)
Change in fair market value of derivatives, net of tax	0.1	(2.0)
Minimum pension liability, net of tax	0.1	-

Comprehensive (loss) income	$(10.2)	$99.4

During the first quarter of 2002, a $33 million notional amount interest rate swap was terminated and approximately $0.8 million was reclassified from comprehensive income to interest expense.

Note 4. Acquisitions and Dispositions

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV"); these segments are accounted for as discontinued operations. The businesses that made up the Merchandising and Specialty Packaging segment were:

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

  The 46 percent interest in Color-Box LLC, a joint venture with Georgia-Pacific Corporation ("G-P"), which designed and manufactured litho-laminated corrugated graphic packaging.

The sales of our discontinued operations were completed in 2001. Summarized results of discontinued operations are shown separately in the accompanying 2001 consolidated financial statements, except for the consolidated statement of cash flows, which summarizes the activity of continuing and discontinued operations together.

On March 2, 2001, we sold our 5 percent equity interest in the Tissue JV to G-P. We received approximately $237 million for our agreement to terminate the joint venture, consideration for our ownership interest and certain indemnifiable deferred tax liabilities. The sale resulted in an after-tax gain of approximately $140.6 million. As a result of the taxable gain, approximately $179 million of our deferred income taxes became currently payable. We also recognized an after-tax revision to the estimated loss on planned sales of discontinued operations of $9.7 million in the first quarter of 2001.

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of Chesapeake, acquired the in-house carton printing operations of British American Tobacco in Bremen, Germany.

The purchase price amounts for the acquisitions and disposals which occurred during the three months ending April 1, 2001, have been allocated to the acquired net assets as summarized below:
(in millions)	Apr. 1, 2001
Acquisitions:
Fair value of assets acquired	$7.2

Cash paid for acquisitions, net	$7.2

Dispositions:
Fair value of net assets sold	$237.0

Cash received from sale of business	$237.0

During the first quarter of 2002, we received cash payments of $18.9 million on notes received from CorrFlex Graphics, LLC that were part of the proceeds of the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company in 2001. These proceeds were reflected in the 2001 net gain on disposal of discontinued operations.

Note 5. Restructuring/Special Charges

In the third and fourth quarters of 2001, we recognized a total restructuring charge of $14.6 million before income taxes which consisted of the following:

  As a result of the sales of discontinued operations, we implemented a restructuring program to reduce corporate overhead. Approximately $9.2 million was recognized for costs associated with a salaried staff reduction of approximately 50 positions achieved primarily through a voluntary separation program. The voluntary separation program benefits were funded primarily with surplus assets of our U.S. defined benefit salaried pension plan. Approximately $2.6 million was recognized for the elimination of two corporate office sites and the reduction of the carrying value of a corporate aircraft that was sold in January 2002. As of March 31, 2002, approximately 44 employees have received severance benefits. Approximately $2.4 million of the reserve for this plan remained as of March 31, 2002; we expect this reserve to be substantially utilized by the end of the second quarter of 2002.

  The Paperboard Packaging segment incurred approximately $2.8 million of severance costs for approximately 100 employees primarily as a result of the integration of its recent acquisitions. As of March 31, 2002, approximately 40 employees have received severance benefits. Approximately $2.0 million of the reserve for this plan remained as of March 31, 2002; we expect this reserve to be fully utilized by the end of the third quarter of 2002.

We also recorded a $3.4 million reserve on the opening balance sheet for the First Carton Group, Ltd. ("First Carton") acquisition. The reserve consisted of severance costs of $3.0 million for approximately 130 employees and exit costs of $0.4 million associated with the closure of one operating location. As of March 31, 2002, approximately $2.4 million of the reserve for severance costs and $0.4 million of the reserve for exit costs remained for this plan, and approximately 20 employees have received severance benefits. We expect this reserve to be substantially utilized by the end of the third quarter of 2002.

In addition, we have a reserve of approximately $0.4 million remaining from the 1999 restructuring plan.

An analysis of the restructuring reserve as of March 31, 2002, is as follows:
(in millions)	Employment Reduction	Facility Closures	Total

Balance, Dec. 30, 2001	9.1	0.8	9.9
Cash payments 2002	(2.1)	(0.2)	(2.3)

Balance, March 31, 2002	$7.0	$0.6	$7.6

Note 6. Income Taxes

The effective tax rate for the first quarter of 2002 was approximately 25 percent compared to a reported 40 percent in the first quarter of 2001. The effective tax rate for the first quarter of 2001, without a goodwill amortization deduction, would have been approximately 27 percent. The full year effective tax rate in 2001 without the goodwill amortization deduction would have been 22 percent.

Note 7. Commitments and Contingencies

Environmental Matters

The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on our financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the United States Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and has identified our subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company ("WT"), as a PRP.

Except for the Fox River matter, we have not been identified as a PRP at any CERCLA-related sites. However, there can be no assurance that we will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to our financial position or results of operations.

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT and four other companies located along the lower Fox River in northeast Wisconsin as PRPs for purposes of natural resources liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System. Two other companies subsequently received similar notices from the FWS. In addition to WT, the six other identified PRPs were Appleton Papers, Inc., Fort Howard Corporation, P. H. Glatfelter Company, NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The governmental and tribal entities are proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the United States Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not as yet instituted such litigation. WT and other PRPs have engaged in discussions with the parties asserting trusteeship of the natural resources concerning the damage assessment and the basis for resolution of the natural resource damage claims. In addition, the PRPs have been cooperating with the Wisconsin Department of Natural Resources ("DNR") in its preparation of a natural resource damage assessment.

On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. The EPA identified several PRPs, including WT.

In October 2001, the DNR and EPA released for public comment a draft remedial investigation/feasibility study ("RI/FS") and proposed remedial action plan ("PRAP") for the lower Fox River and Green Bay site. The PRAP proposes remediation of the site based on a combination of dredging contaminated sediment and natural attenuation. The dredging portion of the remediation applies an action level of 1 part per million of PCB contamination as the standard for removal. The PRAP includes a DNR and EPA estimate of $308 million for the cost of the proposed remediation. The RI/FS and PRAP were subject to a public comment period before being finalized; WT and the other PRPs submitted timely comments. Any enforcement of a definitive Remedial Action Plan may be subject to judicial review.

Based on current information and advice from its environmental consultants, WT believes that the 1 part per million action level and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move), as contemplated by the PRAP, are excessive and would be environmentally detrimental and therefore inappropriate. In addition, WT believes that the cost of the remediation estimated in the PRAP may be understated. A preliminary study by consultants for the PRPs estimates that the cost of the remediation and restoration proposed in the PRAP could be as much as approximately $1.6 billion. The principal differences between the cost estimated in the PRAP and the cost estimated by the consultants are assumptions in the volume of sediment to be dredged in order to meet the clean-up standards and the unit cost of removal. WT believes that less intrusive alternatives are more environmentally appropriate, cost effective and responsible methods of managing risks attributable to sediment contamination.

On October 25, 2000, the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs. The RCDP states that the final natural resource damage claim (which is separate from, and in addition to, the remediation and clean-up costs that will be associated with any definitive Remedial Action Plan) will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates costs of restoration to address present and future PCB injuries in a range of $111 million to $268 million. WT believes that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments to that effect on the RCDP. The final natural resource damage assessment has not been issued.

The ultimate cost to WT associated with this matter cannot be predicted with certainty at this time, due to uncertainties with respect to what remediation will be implemented, and uncertainties associated with the actual cost of that remediation; the outcome of the federal and state natural resource damage assessments; WT's share of any multi-party cleanup/restoration expenses; the timing of any cleanup/ restoration; the evolving nature of cleanup/restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs cannot be predicted with certainty at this time, WT believes that the ultimate cleanup/restoration costs associated with the lower Fox River site may exceed $500 million for all PRPs in the aggregate. Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the cleanup costs, subject to a right of contribution from the other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multiparty cleanup/restoration, based upon factors including their respective contributions to the alleged contamination and their ability to pay. Based on presently available information, WT believes that several of the named PRPs will be able to pay substantial shares toward remediation and restoration, and that there are additional parties, some of which have substantial resources, that may also be jointly and severally liable. While WT is unable to determine at this time what shares of the liability for the Fox River costs will be paid by other PRPs (or other entities who are subsequently determined to have liability), based on available information, we believe that several of those PRPs are expected to be allocated significant shares of the liability and have the ability to make substantial payments on those liabilities. We have accrued an amount for the Fox River liability based on costs estimated in the PRAP, which was prepared by the EPA and DNR. The PRAP estimates certain long-term remediation costs at their net present value.

WT also believes that it is entitled to substantial indemnification from a prior owner of WT, pursuant to a stock purchase agreement between the parties, with respect to liabilities related to this matter. WT believes that the prior owner intends to, and has the financial ability to, honor its indemnification obligation under the stock purchase agreement. Pursuant to the Joint Venture Agreement for the Tissue JV, WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on presently available information, we believe that if any remediation/restoration is done in an environmentally appropriate, cost effective and responsible manner, the matter is unlikely to have a material adverse effect on our financial position or results of operations. However, because of the uncertainties described above, there can be no assurance that WT's ultimate liability with respect to the lower Fox River site will not have a material adverse effect on our financial position or results of operations.

On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated, as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that we may be required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which we had "knowledge," as defined in the Purchase Agreement). Our indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2 million deductible. Chesapeake and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs, and have presented an initial settlement offer, consisting primarily of engineering measures, to the EPA and DEQ. Based upon a review of the NOVs and an analysis of the applicable law and facts, we believe that both Chesapeake and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. Chesapeake and St. Laurent are negotiating with EPA, DOJ and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to us relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from us under the Purchase Agreement and, if so, to what extent.

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental expenditures totaled approximately $54 million as of March 31, 2002. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Note 8. Segment Disclosure

We currently conduct our business in three segments: the Paperboard Packaging segment, the Plastic Packaging segment and the Land Development segment. Our Paperboard Packaging segment consists primarily of Field Group, the paper-based packaging operations of Boxmore International PLC ("Boxmore"), Green Printing Company, Inc. and First Carton. This segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Its primary end-use markets are pharmaceuticals and healthcare; premium branded products (such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances); food and household; and multimedia and technology. The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore. This segment designs and manufactures plastic containers, bottles, preforms and closures. Its primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. The Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment holds approximately 19,000 acres of real estate in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. The Land Development segment markets this land to third parties for residential and commercial development, real estate investment and land conservation. The Land Development segment plans to sell this land over the next several years. General corporate expenses are shown as Corporate/Other. The following tables summarize the net sales, earnings from continuing operations before interest and taxes, and identifiable assets for each of our segments:

(in millions)	First Quarter
	2002	2001
Net sales:
Paperboard Packaging	$155.0	$172.0
Plastic Packaging	25.2	25.9
Land Development	1.9	0.3

	$182.1	$198.2

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$11.5	$14.4
Plastic Packaging	2.3	1.6
Land Development	1.1	-
Corporate/Other	(3.4)	(5.7)

	$11.5	$10.3

(in millions)	Mar. 31, 2002	Dec. 30, 2001
Identifiable assets:
Paperboard Packaging	$948.5	$929.7
Plastic Packaging	131.4	173.5
Land Development	33.4	34.0
Corporate/Other	83.7	108.4

	$1,197.0	$1,245.6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of
Operations

Acquisitions and Dispositions

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV"); these segments are accounted for as discontinued operations. The businesses that made up the Merchandising and Specialty Packaging segment were:

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

  The 46 percent interest in Color-Box LLC, a joint venture with Georgia-Pacific Corporation ("G-P"), which designed and manufactured litho-laminated corrugated graphic packaging.

The sales of the discontinued operations were completed in 2001. Summarized results of discontinued operations are shown separately in the accompanying 2001 consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continuing and discontinued operations together.

On March 2, 2001, we sold our 5 percent equity interest in the Tissue JV to G-P. We received approximately $237 million for our agreement to terminate the joint venture, consideration for our ownership interest and certain indemnifiable deferred tax liabilities. The sale resulted in an after-tax gain of approximately $140.6 million. As a result of the taxable gain, approximately $179 million of our deferred income taxes became currently payable. We also recognized an after-tax revision to the estimated loss on planned sales of discontinued operations of $9.7 million in the first quarter of 2001.

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of the Chesapeake, acquired the in-house carton printing operations of British American Tobacco in Bremen, Germany.

Over the next few years, we plan to expand our network of value-added packaging production facilities, which are now located primarily in Europe, through the acquisition of complementary businesses in North America. We also intend to pursue smaller acquisitions, joint ventures or alliances in Europe, Asia and South America to provide geographical balance and to satisfy multinational customers' desire for broad geographic coverage from their packaging supplier.

Overview

Throughout the following discussion, the term "constant currency basis" reflects the 2002 results using the 2001 foreign exchange translation rates for the period presented. Unless otherwise noted, the following discussion includes only continuing operations.

The following also includes a discussion of EBIT and EBITDA. EBIT is defined as income from continuing operations plus other income before interest and income taxes, while EBITDA is defined as EBIT plus non-cash charges for depreciation and amortization. In calculating our EBIT and EBITDA, we exclude any restructuring/special charges and gains on sales of businesses. The excluded charges and gains relate primarily to our recent transformation from a cyclical commodity-based paper company to a specialty packaging company; excluding these amounts from our calculations of EBIT and EBITDA is consistent with how management reviews our segment performance and, we believe, affords the reader consistent measures of our operating performance. It is not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States ("GAAP"). Our definitions of EBIT and EBITDA are not necessarily comparable to similarly titled measures for other companies.

The following table sets forth first quarter net sales and EBIT by business segment:
Sales and EBIT by Segment
(in millions)	Quarter Ended Mar. 31, 2002		Quarter Ended Apr. 1, 2001
	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$155.0	$11.5	$172.0	$14.4
Plastic Packaging	25.2	2.3	25.9	1.6
Land Development	1.9	1.1	0.3	-
Corporate/Other	-	(3.4)	-	(5.7)

Total	$182.1	$11.5	$198.2	$10.3

Net sales for the first quarter of 2002 were down 8 percent compared to net sales for the first quarter of 2001. On a constant currency basis, net sales for the first quarter of 2002 were down 4 percent compared to the first quarter of 2001. The decrease in sales was primarily due to reduced sales volumes in the Paperboard Packaging segment.

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of 2002 was $31.9 million compared to $38.4 million for the same period in 2001. Gross margin as a percentage of sales decreased slightly from 19 percent in the first quarter of 2001 to 18 percent in the first quarter of 2002, primarily due to reduced margins in the food and household and luxury packaging markets of the Paperboard Packaging segment resulting from competitive pricing pressure.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the first quarter decreased from 15 percent in 2001 to 12 percent in 2002. The decrease was primarily due to the discontinuation of goodwill amortization (see Note 2 to the Consolidated Financial Statements), headquarters cost reductions, which were completed by the end of the first quarter of 2002, and nonrecurring consulting costs incurred in the first quarter of 2001 of just under $1.0 million.

Operating income increased to $9.9 million in the first quarter of 2002, from $8.1 million in the first quarter of 2001, as decreased SG&A expenses more than offset the lower gross margin.

Other income, net, decreased $0.6 million for the first quarter of 2002, compared to the first quarter of 2001. First quarter 2001 included a gain on the sale of a facility in Ireland, which was partially offset by moving expenses associated with the closure of the Thatcham facility in the United Kingdom and severance costs. The net impact of these items provided other income of $0.7 million in 2001.

EBIT for the first quarter of 2002 was $11.5 million compared to $10.3 million ($13.9 million excluding goodwill amortization) for the first quarter of 2001. The decrease in EBIT before goodwill amortization for the first quarter of 2002 compared to the first quarter of 2001 was primarily due to reduced sales volumes in the premium branded, luxury and technology packaging markets and reduced operating margins in the food and household markets. These reductions were partially offset by increased land sales and a reduction in corporate expenses.

Net interest expense for the first quarter of 2002 was $11.9 million, up $2.1 million from interest expense for the first quarter of 2001. The increase in interest expense was primarily due to a higher average cost of debt resulting from last year's fourth quarter sale of subordinated notes and amendment of our principal bank credit facility, and the interest costs attributed to discontinued operations in 2001.

The net loss from continuing operations for the first quarter of 2002 was $0.3 million, or $0.02 per diluted shared, down from first quarter 2001 net income from continuing operations of $0.3 million, or $0.02 per diluted share. Beginning in 2002, our results no longer include the amortization of goodwill based on the adoption of FASB Statement No. 142 (see Note 2 to the Consolidated Financial Statements). First quarter 2001 net income from continuing operations, eliminating goodwill amortization, was $3.0 million, or $0.20 per diluted share. The decrease in earnings before goodwill amortization for the first quarter of 2002 compared to the first quarter of 2001 was primarily due to reduced sales volumes in premium branded, luxury and technology packaging markets, reduced operating margins in the food and household markets and increased interest expense. These reductions were partially offset by increased land sales and a reduction in corporate expenses. Net income for the first quarter of 2001 also included a gain on the sale of discontinued operations, net of tax, of $130.9 million.

The effective tax rate for the first quarter of 2002 was approximately 25 percent compared to 40 percent reported in the first quarter of 2001. The effective tax rate for the first quarter of 2001, without a goodwill amortization deduction, would have been approximately 27 percent. The full year effective tax rate in 2001 without the goodwill amortization deduction would have been 22 percent. We expect our effective tax rate for 2002 to be approximately 25 percent, as we expect to have less opportunity to make use of foreign tax credits and we expect a different mix of income from foreign tax jurisdictions in 2002 compared to 2001.

Segment Information

Paperboard Packaging

(in millions)	2002	2001	Increase/(Decrease)
			$	%
First Quarter:
Net sales	$155.0	$172.0	(17.0)	(9.9)
EBIT	11.5	14.4	(2.9)	(20.1)
Operating margin	7.4%	8.4%	-	(11.9)

Net sales decreased 10 percent for the first quarter of 2002, compared to net sales for the same period in 2001. On a constant currency basis, first quarter 2002 net sales decreased 7 percent compared to first quarter 2001 net sales. The decrease in net sales was primarily due to lower volume in the premium branded and luxury packaging sales, which were affected in part by slower duty free sales as a result of decreased travel, and lower sales volume in the technology markets.

EBIT of $11.5 million for the first quarter of 2002 decreased compared to first quarter 2001 EBIT of $14.4 million ($17.4 million excluding goodwill amortization), primarily due to reductions in sales volumes in the premium branded, luxury and technology markets and reduced operating margins in the food and household markets. In addition, the first quarter of 2001 included the sale of a facility in Ireland, net of moving expenses associated with the closure of the Thatcham facility in the United Kingdom and severance costs, which improved first quarter 2001 EBIT by approximately $0.7 million.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2002	2001	$	%
First Quarter:
Net sales	$25.2	$25.9	(0.7)	(2.7)
EBIT	2.3	1.6	0.7	43.8
Operating margin	9.1%	6.2%	-	46.8

Net sales of $25.2 million for the first quarter of 2002 were down 3 percent compared to the first quarter of 2001, but net sales for the first quarter of 2002 were up 12 percent on a constant currency basis compared to the first quarter of 2001. The increase in net sales on a constant currency basis was primarily due to strong sales in the specialty chemicals market and the African beverage market.

EBIT of $2.3 million in the first quarter of 2002 compared to $1.6 million ($2.2 million excluding goodwill amortization) in the first quarter of 2001. The modest improvement in EBIT was due primarily to lower costs for polymer materials and a higher margin sales mix. We opened a new factory in Mauritius which we expect to strengthen our position in the African beverage market.

Land Development

(in millions)			Increase/(Decrease)
	2002	2001	$	%
First Quarter:
Net sales	$1.9	$0.3	1.6	533
EBIT	1.1	-	1.1	N/A
Operating margin	57.9%	-%	-	N/A

We are continuing our effort to maximize the financial return from our remaining land holdings. EBIT for the Land Development segment for the first quarter of 2002 increased $1.1 million compared to EBIT for the first quarter of 2001 due to the timing of land sales. The Land Development segment plans to sell the remaining land holdings over the next several years.

Liquidity and Financial Position

Net cash provided by operating activities in the first quarter of 2002 of $5.1 million compared to net cash provided by operating activities of $2.7 million in the first quarter of 2001, primarily due to a decrease in working capital, offset, in part, by a decrease in EBITDA.

Net cash provided by investing activities in the first quarter of 2002 of $14.6 million compared to net cash provided by investing activities of $224.5 million in the first quarter of 2001. The cash provided by investing activities in the first quarter of 2002 reflected the receipt of cash payments on certain of the notes received from CorrFlex Graphics, LLC ("CorrFlex") in connection with the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company in 2001, as well as proceeds from the sale of a corporate aircraft in 2002, partially offset by capital expenditures. The cash provided by investing activities in the first quarter of 2001 primarily reflected the proceeds from the sale of discontinued operations.

Net cash used in financing activities in the first quarter of 2002 was $12.9 million, compared to net cash used in financing activities of $135.1 million in the first quarter of 2001. Cash used in financing activities in the first quarter of both 2002 and 2001 consisted primarily of payments on our long term debt and credit facilities using the net proceeds from the sales of our discontinued operations. We paid cash dividends of $3.3 million, or $0.22 per share, in the first quarter of both 2002 and 2001.

Our debt net of cash at March 31, 2002, was $447.9 million, down $21.9 million compared to December 30, 2001. The decrease was primarily due to the receipt of cash payments on certain of the notes received from CorrFlex in connection with the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company in 2001. The net debt-to-capital ratio of approximately 50 percent at March 31, 2002, remained the same as at December 30, 2001. (Capital consists of total debt net of cash, deferred tax liabilities and stockholders' equity.)

We were in compliance with all of our debt covenants as of the end of the first quarter of 2002. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

We have described the significant accounting policies employed in the consolidated financial statements and the notes thereto incorporated by reference in our latest Annual Report on Form 10-K. Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. Reported results could have been materially different under a different set of assumptions and estimates for certain accounting principles. For example, key assumptions are particularly important when determining our projected liabilities for pension and other postretirement employee benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental remediation and the resolution of litigation. Management recognizes a liability for environmental remediation, legal and defense costs when they believe it is probable a liability has been incurred and the amount can be reasonably estimated.

In addition, management uses judgment in assessing whether current events or circumstances indicate that the carrying value of our long-lived assets to be held and used may not be recoverable. To determine recoverability, management projects future cash flows produced by the assets, or the appropriate grouping of assets over the remaining life of such assets. If the projected cash flows are less than the carrying amount, an impairment would be recognized. In accordance with FASB Statement No. 142, management reviews the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value.

We believe that the consistent application of these policies enables us to provide readers of the financial statements with useful and reliable information about our operating results and financial condition.

Environmental

We have a strong commitment to protecting the environment. See Note 7 to the Consolidated Financial Statements for additional information on environmental matters.

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Seasonality

We compete in several end-use markets, such as fine spirits, premium confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity expected during the third and fourth quarters of the year.

Outlook

The following statements reflect management's outlook for our continuing operations as of April 23, 2002. Except as otherwise indicated, the forward-looking statements do not reflect the potential impact of any acquisitions, divestitures, or other structural changes in our continuing operations that may be completed after April 23, 2002, or fluctuations in foreign exchange translation rates. The forward-looking statements involve assumptions as to future events, many of which are unforeseeable or beyond our control. Accordingly, we cannot make any assurances that unforeseen factors or events outside of our control will not cause our actual results to vary considerably compared to the forward-looking statements. The following statements are subject to certain risks and uncertainties, including those listed under the caption "Forward-Looking Statements."

For 2002, we continue to expect revenue in the range of $780 million to $820 million, EBITDA in the range of $125 million to $135 million and earnings from continuing operations, before restructuring activities, in the range of $1.60 to $1.80 per share. The expected earnings per share are based on anticipated improvement in operating results, which we expect to be more than offset by higher interest and income tax costs. Additionally, restructuring activities intended to further integrate the recent Paperboard Packaging acquisitions, including the proposal to close a food and household plant in Congleton, England announced in April 2002, are expected to result in charges in the range of $0.10 to $0.15 per share. The outlook reflects the discontinuation of goodwill amortization in accordance with FASB Statement No. 142.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: foreign exchange rate movements; competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; governmental policies and regulations affecting the environment; interest rates; our ability to remain in compliance with our debt covenants; the availability of credit; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 30, 2001.

Part II - Other Information

Item 1.    Legal Proceedings

On March 26, 2001, the Securities and Exchange Commission (the "SEC") issued a formal order that a private investigation be conducted concerning matters related to our financial reporting. The investigation is based on SEC inquiries arising out of our restatements and revision of earnings in 2000 related to our U.S. Display business. We are cooperating with the SEC in the investigation and the outcome of the investigation cannot yet be determined.

In addition, reference is made to Note 7 of the Notes to Consolidated Financial Statements included herein.

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits:
None

(b)	Reports on Form 8-K:
(i)

Current Report on Form 8-K, dated January 29, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of fourth quarter and fiscal 2001 earnings, and filing the script of a conference call with investors discussing the fourth quarter and fiscal 2001 earnings.

(ii)

Current Report on Form 8-K, dated February 12, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") Chesapeake's announcement of the expiration of its exchange offer for its 10-3/8 percent Senior Subordinated Notes due 2011.

(iii)

Current Report on Form 8-K, dated February 14, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") information provided by Chesapeake as presented at an analyst meeting held on February 14, 2002

(iv)

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

CHESAPEAKE CORPORATION
(Registrant)

Date: May 15, 2002	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)