Form 10-Q
period 2002-06-30
CHESAPEAKE CORP /VA/
filed 2002-07-29
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Number of shares of $1.00 par value common stock outstanding as of July 24, 2002: 15,159,672 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Six Months ended June 30, 2002, and July 1, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at June 30, 2002, and December 30, 2001 . . . . . . . . . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Six Months ended June 30, 2002, and July 1, 2001 . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . .	17
Item 3.	Qualitative and Quantitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . .	25
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		26

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net sales	$189.0	$186.5	$371.1	$384.7

Costs and expenses:
Cost of products sold	153.3	147.5	303.5	307.3
Selling, general and administrative expenses	23.4	27.7	45.4	58.0
Restructuring charges	2.6	-	2.6	-

Operating income	9.7	11.3	19.6	19.4

Other income, net	1.5	0.6	3.1	2.8
Interest expense, net	11.0	7.8	22.9	17.6

Income (loss) from continuing operations before taxes	0.2	4.1	(0.2)	4.6
Income tax (benefit) expense	(0.1)	1.5	(0.2)	1.7

Income from continuing operations	0.3	2.6	-	2.9

Discontinued operations:
(Loss) gain on disposal of discontinued operations, net of income tax (benefit) expense of $(14.8) and $77.7	-	(27.4)	-	103.5

Net income (loss)	$0.3	$(24.8)	$-	$106.4

Basic earnings (loss) per share:
Earnings from continuing operations	$0.02	$0.18	$-	$0.19
Discontinued operations	-	(1.83)	-	6.90

Basic earnings (loss) per share	$0.02	$(1.65)	$-	$7.09

Weighted average number of common shares outstanding	15.1	15.0	15.1	15.0

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.02	$0.17	$-	$0.19
Discontinued operations	-	(1.80)	-	6.86

Diluted earnings (loss) per share	$0.02	$(1.63)	$-	$7.05

Weighted average number of common shares and equivalents outstanding, assuming dilution	15.3	15.2	15.3	15.1

Cash dividends declared per share of common stock	$0.22	$-	$0.44	$0.22
(Cash dividend of $0.22 for second quarter 2001 declared July 6, 2001)
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	June 30, 2002	December 30, 2001
ASSETS

Current assets:
Cash and cash equivalents	$25.4	$20.1
Accounts receivable (less allowance of $4.1 and $4.2)	132.1	124.7

Inventories:
Finished goods	57.6	56.9
Work-in-process	20.7	19.1
Materials and supplies	23.0	22.3

Total inventories	101.3	98.3

Deferred income taxes	2.2	2.2
Other current assets	15.2	14.2

Total current assets	276.2	259.5

Property, plant and equipment, at cost	465.2	428.1
Less accumulated depreciation	114.6	89.8

	350.6	338.3

Goodwill, net	558.4	529.4
Other assets	96.9	118.4

Total assets	$1,282.1	$1,245.6

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	June 30, 2002	December 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$95.8	$91.9
Accrued expenses	77.8	91.0
Income taxes payable	11.3	12.4
Current maturities of long-term debt	3.8	1.6
Dividends payable	3.3	3.3

Total current liabilities	192.0	200.2

Long-term debt	497.9	488.3
Environmental liabilities	52.8	52.8
Postretirement benefits other than pensions	12.7	13.2
Deferred income taxes	34.0	26.7
Other long-term liabilities	27.8	33.4

Total liabilities	817.2	814.6

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding 15,159,672 shares in 2002 and 15,158,953 shares in 2001, respectively	15.2	15.2
Additional paid-in capital	0.4	0.7
Unearned compensation	(0.1)	(0.9)
Accumulated other comprehensive loss	(52.5)	(92.5)
Retained earnings	501.9	508.5

Total stockholders' equity	464.9	431.0

Total liabilities and stockholders' equity	$1,282.1	$1,245.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001

Operating activities:
Net income	$-	$106.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposal of discontinued businesses, net of tax	-	(103.5)
Depreciation and amortization of goodwill	23.2	39.7
Deferred income taxes	(1.3)	(0.3)
Gain on sales of property, plant and equipment	(1.0)	(3.1)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	0.6	(6.2)
Inventories	3.6	(3.8)
Other assets	0.8	(2.2)
Accounts payable	5.2	(4.9)
Accrued expenses	(19.5)	(33.9)
Income taxes payable	(2.2)	(108.3)
Other	0.6	-

Net cash provided by (used in) operating activities	10.0	(120.1)

Investing activities:
Purchases of property, plant and equipment	(19.8)	(23.4)
Acquisitions	-	(7.2)
Proceeds from sales of property, plant and equipment	8.4	7.8
Proceeds from sales of businesses	-	357.0
Payments on notes receivable	18.9	-

Net cash provided by investing activities	7.5	334.2

Financing activities:
Net borrowings (payments) on lines of credit	4.7	(191.9)
Payments on long-term debt	(10.5)	(23.7)
Proceeds from long-term debt	0.4	6.0
Debt issue costs	(0.6)	(3.1)
Dividends paid	(6.7)	(6.6)
Other	0.5	-

Net cash used in financing activities	(12.2)	(219.3)

Increase (decrease) in cash and cash equivalents	5.3	(5.2)
Cash and cash equivalents at beginning of period	20.1	31.2

Cash and cash equivalents at end of period	$25.4	$26.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Chesapeake Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited, except for the December 30, 2001, consolidated balance sheet, which was derived from audited financial statements, however, does not include disclosures required under accounting principals generally accepted in the United States of America, and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake," or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. The financial statements include, where necessary, amounts based on the judgments and estimates of management. These estimates include, but are not limited to, the estimated loss on disposition of discontinued operations, allowances for bad debts, inventory obsolescence, environmental remediation costs, restructuring, loss contingencies for litigation, self-insured medical and workers' compensation insurance, income taxes and determinations of discount and other assumptions for pension and postretirement benefit expenses. Actual results could differ from these estimates. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in our latest Annual Report on Form 10-K. The results of continuing operations for the 2002 interim period should not be regarded as necessarily indicative of the results that may be expected for the entire year. Certain prior-year data have been reclassified to conform to the 2002 presentation.

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

(in millions, except per share data)	Quarters Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Reported net income (loss)	$0.3	$(24.8)	$-	$106.4
Goodwill amortization, net of tax	-	3.4	-	6.1

Adjusted net income (loss)	$0.3	$(21.4)	$-	$112.5

Basic earnings (loss) per share:
As reported	$0.02	$(1.65)	$-	$7.09
Goodwill amortization, net of tax	-	0.23	-	0.41

Adjusted basic earnings (loss) per share	$0.02	$(1.42)	$-	$7.50

Diluted earnings (loss) per share:
As reported	$0.02	$(1.63)	$-	$7.05
Goodwill amortization, net of tax	-	0.22	-	0.41

Adjusted diluted earnings (loss) per share	$0.02	$(1.41)	$-	$7.46

The carrying value of goodwill at December 31, 2001, the date of adoption of SFAS 142, of $529.4 million was composed of $477.1 million related to the Paperboard Packaging segment and $52.3 million related to the Plastic Packaging segment. At June 30, 2002, the goodwill balance of $558.4 million consisted of $503.2 million related to Paperboard Packaging and $55.2 million related to Plastic Packaging. The increase in the carrying value of goodwill since December 31, 2001, was due to changes in foreign currency translation rates.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and is not expected to have a material impact on our financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations for which disposals are committed to after the effective date of SFAS 144 will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. We adopted SFAS 144 as of December 31, 2001, and it did not have a material impact on our financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As a result of rescinding Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, the criteria in APB Opinion 30 will now be used to classify those gains and losses. We will adopt SFAS 145 as of the beginning of fiscal year 2003, and we do not expect it to have a material impact on our financial statements.

Note 3. Comprehensive Income

Comprehensive income (loss) is as follows:

(in millions)	Quarters Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net income (loss)	$0.3	$(24.8)	$-	$106.4
Foreign currency translation	50.1	(2.6)	40.0	(32.4)
Change in fair market value of derivatives, net of tax	0.4	1.5	0.5	(0.5)
Minimum pension liability, net of tax	(0.6)	-	(0.5)	-

Comprehensive income (loss)	$50.2	$(25.9)	$40.0	$73.5

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

On July 1, 2001, we completed the sale of a 27 percent interest in Color-Box, LLC, to G-P for a purchase price of $35 million in cash (received on July 2, 2001). We completed the sale of our remaining 19 percent interest in Color-Box, LLC to G-P in November 2001 for approximately $24 million in cash.

On May 18, 2001, we completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million cash proceeds.

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

We recognized increases in the estimated loss on planned sales of discontinued operations of $27.4 million (after taxes) in the second quarter of 2001 and $37.1 million (after taxes) in the first half of 2001.

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of Chesapeake, acquired the in-house carton printing operations of British American Tobacco in Bremen, Germany.

The purchase prices of the acquisitions and disposals which occurred during the six months ending July 1, 2001, have been allocated to the acquired net assets as summarized below:
(in millions)	July 1, 2001
Acquisitions:
Fair value of assets acquired	$7.2

Cash paid for acquisitions, net	$7.2

Dispositions:
Fair value of net assets sold	$357.0

Cash received from sales of businesses	$357.0

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

Note 5. Restructuring/Special Charges

In the third and fourth quarters of 2001, we recognized a total restructuring charge of $14.6 million before income taxes which consisted of the following:

  As a result of the sales of discontinued operations, we implemented a restructuring program to reduce corporate overhead. Approximately $9.2 million was recognized for costs associated with a salaried staff reduction of approximately 50 positions achieved primarily through a voluntary separation program. The voluntary separation program benefits were funded primarily with surplus assets of our U.S. defined benefit salaried pension plan. Approximately $2.6 million was recognized for the elimination of two corporate office sites and the reduction of the carrying value of a corporate aircraft that was sold in January 2002. As of June 30, 2002, a balance of approximately $0.6 million for severance costs remained, and approximately 50 employees have received severance benefits. We expect the remainder of this reserve to be fully utilized by the end of 2002.

  The Paperboard Packaging segment incurred approximately $2.8 million of severance costs for approximately 100 employees, primarily as a result of the integration of its recent acquisitions. As of June 30, 2002, approximately 85 employees have received severance benefits. Approximately $0.8 million of the reserve for this plan remained as of June 30, 2002; we expect the remainder of this reserve to be substantially utilized by the end of the third quarter of 2002.

We also recorded a $3.4 million reserve on the opening balance sheet for the First Carton Group, Ltd. ("First Carton") acquisition. The reserve consisted of severance costs of $3.0 million for approximately 130 employees and exit costs of $0.4 million associated with the closure of one operating location. As of June 30, 2002, approximately $0.3 million of the reserve for severance costs and $0.4 million of the reserve for exit costs remained for this plan, and approximately 100 employees have received severance benefits. We expect this reserve to be substantially utilized by the end of the third quarter of 2002.

The Paperboard Packaging segment recorded a charge of approximately $2.6 million in the second quarter of 2002 for severance costs for approximately 120 employees related to the closure of a facility in England and the consolidation of two facilities in Scotland. We expect this reserve to be substantially utilized by the end of 2002.

An analysis of the restructuring reserve as of June 30, 2002, is as follows:
(in millions)	Employment Reduction	Facility Closures	Total

Balance, Dec. 30, 2001	$9.1	$0.8	$9.9
Cash payments 2002	(7.7)	(0.4)	(8.1)
Restructuring charge 2002	2.6	-	2.6
Foreign currency translation	0.3	-	0.3

Balance, June 30, 2002	$4.3	$0.4	$4.7

Note 6. Income Taxes

The effective tax rate excluding restructuring charges for the first half of 2002 was approximately 25 percent compared to a reported 37 percent for the first half of 2001. The effective tax rate for the first half of 2001, without a goodwill amortization deduction, would have been approximately 24 percent. The full year effective tax rate in 2001 without the goodwill amortization deduction would have been approximately 22 percent.

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

In October 2001, the DNR and EPA released for public comment a draft remedial investigation/feasibility study ("RI/FS") and proposed remedial action plan ("PRAP") for the lower Fox River and Green Bay site. The PRAP proposes remediation of the site utilizing a combination of dredging contaminated sediment and natural attenuation. The dredging portion of the remediation applies an action level of 1 part per million of PCB contamination as the standard for removal. The PRAP includes a DNR and EPA estimate of $308 million for the cost of the proposed remediation. The RI/FS and PRAP were subject to a public comment period before being finalized. WT and the other PRPs submitted timely comments. Any enforcement of a definitive Remedial Action Plan may be subject to judicial review.

Based on current information and advice from its environmental consultants, WT believes that the 1 part per million action level and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move), as contemplated by the PRAP, are excessive and would be environmentally detrimental and therefore inappropriate. In addition, WT believes that the cost of the remediation estimated in the PRAP may be understated. A preliminary study by consultants for the PRPs estimates that the cost of the remediation and restoration proposed in the PRAP could be as much as approximately $1.6 billion. The principal differences between the cost estimated in the PRAP and the cost estimated by the consultants are assumptions in the volume of sediment to be dredged in order to meet the clean-up standards and the unit cost of removal. WT believes that less intrusive alternatives are more environmentally appropriate, cost effective and responsible methods of managing risks attributable to the sediment contamination.

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

On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement dated, as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that we may be required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which we had "knowledge," as defined in the Purchase Agreement). Our indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2 million deductible. Chesapeake and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs. Based upon a review of the NOVs and an analysis of the applicable law and facts, we believe that both Chesapeake and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. Chesapeake and St. Laurent have exchanged settlement offers, consisting primarily of engineering measures, with EPA and DEQ and are negotiating with EPA, DOJ and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to us relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from us under the Purchase Agreement and, if so, to what extent.

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental expenditures totaled approximately $54 million as of June 30, 2002. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Note 8. Segment Disclosure

We currently conduct our business in three segments: the Paperboard Packaging segment, the Plastic Packaging segment and the Land Development segment. Our Paperboard Packaging segment consists primarily of Field Group, the paper-based packaging operations of Boxmore International Limited ("Boxmore"), Green Printing Company, Inc. and First Carton. This segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Its primary end-use markets are pharmaceuticals and healthcare; premium branded products (such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances); food and household; and multimedia and technology. The Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore. This segment designs and manufactures plastic containers, bottles, preforms and closures. Its primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. The Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment holds approximately 17,000 acres of real estate in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. The Land Development segment markets this land to third parties for residential and commercial development, real estate investment and land conservation. The Land Development segment plans to sell most of the remaining land holdings over the next one to two years. General corporate expenses are shown as Corporate/Other. The following tables summarize the net sales, earnings from continuing operations before interest and taxes, and identifiable assets for each of our segments:

(in millions)	Second Quarter		Year to Date
	2002	2001	2002	2001
Net sales:
Paperboard Packaging	$160.5	$155.2	$315.5	$327.2
Plastic Packaging	26.0	26.8	51.2	52.7
Land Development	2.5	4.5	4.4	4.8

	$189.0	$186.5	$371.1	$384.7

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$12.4	$12.5	$23.9	$26.9
Plastic Packaging	2.5	1.7	4.8	3.3
Land Development	1.8	3.3	2.9	3.3
Corporate/Other	(2.9)	(5.6)	(6.3)	(11.3)
Restructuring Charges	(2.6)	-	(2.6)	-

	$11.2	$11.9	$22.7	$22.2

(in millions)	June 30, 2002	December 30, 2001
Identifiable assets:
Paperboard Packaging	$1,023.1	$929.7
Plastic Packaging	137.6	173.5
Land Development	34.4	34.0
Corporate/Other	87.0	108.4

	$1,282.1	$1,245.6

Item 2:Management's Discussion and Analysis of Financial Condition and Results of
Operations

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

On July 1, 2001, we completed the sale of a 27 percent interest in Color-Box, LLC, to G-P for a purchase price of $35 million in cash (received on July 2, 2001). We completed the sale of our remaining 19 percent interest in Color-Box, LLC to G-P in November 2001 for approximately $24 million in cash.

On May 18, 2001, we completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million cash proceeds.

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

We recognized increases in the estimated loss on planned sales of discontinued operations by $27.4 million (after taxes) in the second quarter of 2001 and $37.1 million (after taxes) in the first half of 2001.

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of the Chesapeake, acquired the in-house carton printing operations of British American Tobacco in Bremen, Germany.

Over the next few years, we plan to expand our network of value-added packaging capabilities, which is now primarily centered in Europe, through acquisitions, including joint ventures, or alliances, or internal development of complementary businesses in North America, Europe, Asia and South America. We expect that any such expansion would improve our geographical and product-line balance and respond to multinational customers' desire for broad geographic coverage from their packaging supplier.

Overview

Throughout the following discussion, the term "constant currency basis" reflects the 2002 results using the 2001 foreign currency translation rates for the periods presented. Unless otherwise noted, the following discussion includes only continuing operations.

The following also includes a discussion of EBIT, which is defined as income from continuing operations before interest and income taxes. In calculating our EBIT by segment, we exclude any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of EBIT is consistent with how management reviews our segment performance and, we believe, affords the reader consistent measures of our operating performance. It is not, however, intended as an alternative measure of operating results as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our definition of EBIT is not necessarily comparable to similarly titled measures for other companies.

The following table sets forth second quarter and year-to-date net sales and EBIT by business segment:
Sales and EBIT by Segment
(in millions)	Quarter Ended June 30, 2002		Quarter Ended July 1, 2001		Six Months Ended June 30, 2002		Six Months Ended July 1, 2001
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$160.5	$12.4	$155.2	$12.5	$315.5	$23.9	$327.2	$26.9
Plastic Packaging	26.0	2.5	26.8	1.7	51.2	4.8	52.7	3.3
Land Development	2.5	1.8	4.5	3.3	4.4	2.9	4.8	3.3
Corporate/Other	-	(2.9)	-	(5.6)	-	(6.3)	-	(11.3)
Restructuring Charges	-	(2.6)	-	-	-	(2.6)	-	-

Total	$189.0	$11.2	$186.5	$11.9	$371.1	$22.7	$384.7	$22.2

Net sales for the second quarter of 2002 were up one percent compared to net sales for the second quarter of 2001 and down 4 percent on a year-to-date basis. On a constant currency basis, net sales for the second quarter of 2002 were down one percent compared to the second quarter of 2001 and down 2 percent on a year-to-date basis. The reduction in constant currency net sales for the second quarter was primarily due to the timing of land sales, and the reduction in constant currency net sales for the first half was primarily due to lower Paperboard Packaging sales in the food and household, technology and luxury packaging markets.

Gross margin, which is defined as net sales less cost of products sold, for the second quarter and first half of 2002 was $35.7 million and $67.6 million, respectively, compared to $39.0 million and $77.4 million, respectively, for the same periods in 2001. Gross margin as a percentage of net sales decreased approximately 2 percent for the second quarter and first half of 2002, compared to the same periods in 2001, primarily due to reduced margins in the Paperboard Packaging segment resulting from competitive pricing pressure in the food and household markets and lower sales volumes in the technology, luxury and food and household markets.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the second quarter and first half decreased from 15 percent in 2001 to 12 percent for the same periods in 2002. The decrease was primarily due to the discontinuation of goodwill amortization (see Note 2 to the Consolidated Financial Statements), headquarters cost reductions, which were completed by the end of the first quarter of 2002, and consulting costs incurred in the first half of 2001 of just under $2 million, offset in part by approximately $2 million of expenses in the first half of 2002 for temporary labor, movement of equipment and other closure expenses for the consolidation of two premium branded packaging facilities in Scotland.

The results for the second quarter of 2002 included a restructuring charge of $2.6 million ($1.8 million after taxes) for severance costs related to the closure of a facility in Congleton, England, which produced packaging for the food and household markets, and the consolidation of two facilities in Scotland serving the premium branded packaging market.

Operating income was $9.7 million in the second quarter of 2002, compared to $11.3 million in the second quarter of 2001, and $19.6 million in the first half of 2002, compared to $19.4 million in the first half of 2001. For the second quarter of 2002, the elimination of goodwill amortization and the decreased SG&A expenses were not enough to offset the lower gross margin and the restructuring charge. For the first half of 2002, the elimination of goodwill amortization and decreased SG&A expenses more than offset the lower gross margin and the restructuring charge.

Other income, net, increased $0.9 million for the second quarter of 2002 and $0.3 million for the first half of 2002, compared to the same periods in 2001. The first half of 2001 included a gain on the sale of a facility in Ireland, which was partially offset by moving expenses associated with the closure of the Thatcham facility in the United Kingdom. Additionally, the second quarter and first half of 2002 included a reduction in minority interest expense and an increase in joint venture earnings, as compared to the same periods in 2001.

EBIT for the second quarter of 2002 was $11.2 million compared to $11.9 million ($15.5 million excluding goodwill amortization) for the second quarter of 2001. EBIT for the first half of 2002 was $22.7 million compared to $22.2 million ($29.4 million excluding goodwill amortization) for the first half of 2001. The decrease in EBIT before goodwill amortization for both the second quarter and the first half of 2002 compared to the same periods in 2001 was primarily due to the restructuring charge in the Paperboard Packaging segment, reduced operating margins in the Paperboard Packaging segment and decreased land sales. These reductions were partially offset by the decrease in corporate expenses and the favorable effects of foreign currency translation.

Net interest expense for the second quarter and first half of 2002 was $11.0 million and $22.9 million, respectively, up $3.2 million and $5.3 million, respectively, from interest expense for the same periods in 2001. The increase in interest expense was primarily due to a higher average cost of debt resulting from last year's fourth quarter sale of subordinated notes and amendment of our principal bank credit facility and the interest costs attributed to discontinued operations in 2001.

The effective tax rate excluding restructuring charges for the first half of 2002 was approximately 25 percent compared to a reported 37 percent for the first half of 2001. The effective tax rate for the first half of 2001, without a goodwill amortization deduction, would have been approximately 24 percent. The full year effective tax rate in 2001 without the goodwill amortization deduction would have been approximately 22 percent. We expect our effective tax rate for 2002 to be approximately 25 percent, as we expect to have less opportunity to make use of foreign tax credits and we expect a different mix of income from foreign tax jurisdictions in 2002 compared to 2001.

Net income for the second quarter of 2002 was $0.3 million, or $0.02 per diluted share, down from second quarter 2001 net income from continuing operations of $2.6 million, or $0.17 per diluted share. The second quarter 2002 results included a restructuring charge of $1.8 million after taxes. Beginning in 2002, our results no longer include the amortization of goodwill based on the adoption FASB Statement No. 142 (see Note 2 to the Consolidated Financial Statements). Second quarter 2001 net income, eliminating goodwill amortization, would have been $6.0 million, or $0.39 per diluted share. For the first half of 2002, net income was breakeven, compared to net income for the comparable period of 2001 of $2.9 million, or $0.19 per diluted share. Net income for the first half of 2001, eliminating goodwill amortization, would have been $9.0 million, or $0.60 per diluted share.

The decrease in earnings for both the second quarter and first half of 2002 compared to the same periods of 2001 was primarily due to increased interest expense, reduced operating margins in the Paperboard Packaging segment and decreased land sales, partially offset by the reduction in corporate expenses. Net income for the second quarter and first half of 2001 also included a (loss) gain on the sales of discontinued operations, net of tax, of $(27.4) million and $103.5 million, respectively.

 Segment Information

Paperboard Packaging

			Increase/(Decrease)
(in millions)	2002	2001	$	%
Six Months:
Net sales	$315.5	$327.2	(11.7)	(3.6)
EBIT	23.9	26.9	(3.0)	(11.2)
Operating margin	7.6%	8.2%

Second Quarter:
Net sales	$160.5	$155.2	5.3	3.4
EBIT	12.4	12.5	(0.1)	(0.8)
Operating margin	7.7%	8.1%

Net sales of $160.5 million for the second quarter of 2002 increased 3 percent, compared to net sales of $155.2 million for the second quarter of 2001. On a constant currency basis, net sales were relatively flat quarter-over-quarter. Net sales for the first half of 2002 decreased 4 percent compared to the prior year, both as reported and on a constant currency basis, due to reduced volumes in the technology, luxury and food and household packaging markets, offset in part by volume increases in the pharmaceutical and premium branded packaging markets.

EBIT before restructuring charges of $12.4 million for the second quarter of 2002 decreased compared to second quarter 2001 EBIT of $12.5 million ($15.5 million excluding goodwill amortization). EBIT before restructuring charges for the first half of 2002 was $23.9 million, compared to $26.9 million ($32.9 million excluding goodwill amortization) in the prior year. The decrease in EBIT for the quarter and year to date was due primarily to reduced operating margins. Technology and luxury margins decreased due primarily to reduced sales volumes and a lower margin sales mix. Premium branded margins were negatively impacted by plant consolidation costs.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2002	2001	$	%
Six Months:
Net sales	$51.2	$52.7	(1.5)	(2.8)
EBIT	4.8	3.3	1.5	45.5
Operating margin	9.4%	6.3%

Second Quarter:
Net sales	$26.0	$26.8	(0.8)	(3.0)
EBIT	2.5	1.7	0.8	47.1
Operating margin	9.6%	6.3%

Net sales of $26.0 million for the second quarter were down 3 percent compared to net sales of $26.8 million for the second quarter of 2001. Net sales of $51.2 million for the first half of 2002 were also down 3 percent compared to net sales of $52.7 million for the first half of 2001. On a constant currency basis, net sales were relatively flat quarter-over-quarter, and increased 6 percent for the first half of 2002 compared to the prior year. The first half sales increase on a constant currency basis was due primarily to strong sales volumes in the food and beverage market.

EBIT of $2.5 million for the second quarter of 2002 increased compared to EBIT for the second quarter of 2001 of $1.7 million ($2.3 million excluding goodwill amortization). EBIT for the first half of 2002 was $4.8 million, compared to $3.3 million ($4.5 million excluding goodwill amortization) for the same period in 2001. The improvement in EBIT reflects lower raw material costs and improved plant operating efficiencies.

Land Development

(in millions)			Increase/(Decrease)
	2002	2001	$	%
Six Months:
Net sales	$4.4	$4.8	(0.4)	(8.3)
EBIT	2.9	3.3	(0.4)	(12.1)
Operating margin	65.9%	68.8%

Second Quarter:
Net sales	$2.5	$4.5	(2.0)	(44.4)
EBIT	1.8	3.3	(1.5)	(45.5)
Operating margin	72.0%	73.3%

We are continuing our effort to maximize the financial return from our remaining land holdings. EBIT for the Land Development segment of $1.8 million for the second quarter of 2002 compared to $3.3 million for the second quarter of 2001 due to the timing of land sales. EBIT for the first half of 2002 of $2.9 million compared to $3.3 million EBIT for the same period of 2001, also due to the timing of land sales. The Land Development segment plans to sell most of the remaining land holdings in the next one to two years.

Liquidity and Financial Position

Net cash provided by operating activities in the first half of 2002 of $10.0 million compared to net cash used in operating activities of $120.1 million in the first half of 2001, primarily due to income tax payments in 2001 associated with the sale of our interest in the Tissue JV.

Net cash provided by investing activities in the first half of 2002 of $7.5 million compared to net cash provided by investing activities of $334.2 million in the first half of 2001. The cash provided by investing activities in the first half of 2002 reflected the receipt of cash payments on certain of the notes received from CorrFlex Graphics, LLC ("CorrFlex") in connection with the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company in 2001, as well as proceeds from the sale of a corporate aircraft in 2002, partially offset by capital expenditures. The cash provided by investing activities in the first half of 2001 primarily reflected the proceeds from sales of discontinued operations, partially offset by capital expenditures.

Net cash used in financing activities in the first half of 2002 was $12.2 million, compared to net cash used in financing activities of $219.3 million in the first half of 2001. Cash used in financing activities in the first half of both 2002 and 2001 consisted primarily of payments on our long-term debt and credit facilities using the net proceeds from the sales of our discontinued operations. We paid cash dividends of approximately $3.3 million, or $0.22 per share, in the first and second quarters of both 2002 and 2001.

Our debt net of cash at June 30, 2002, was $476.3 million, up $6.5 million compared to December 30, 2001, primarily due to the effects of changes in foreign currency translation rates, offset in part by the receipt of cash payments in the first quarter of 2002 on certain of the notes received from CorrFlex as described above. Our net debt-to-capital ratio as of June 30, 2002, improved slightly to 49 percent compared to 50 percent at December 30, 2001. (Capital consists of total debt net of cash, deferred tax liabilities and stockholders' equity.)

We were in compliance with all of our debt covenants as of the end of the second quarter of 2002. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

We have described the significant accounting policies employed in the consolidated financial statements and the notes thereto incorporated by reference in our latest Annual Report on Form 10-K. Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. Reported results could have been materially different under a different set of assumptions and estimates for certain accounting principles. For example, key assumptions are particularly important when determining our projected liabilities for pension and other postretirement employee benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental remediation and the resolution of litigation. Management recognizes a liability for environmental remediation, legal and defense costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated.

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

We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.

Environmental

We have a strong commitment to protecting the environment. See Note 7 to the Consolidated Financial Statements for additional information on environmental matters.

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Seasonality

We compete in several end-use markets, such as fine spirits, premium confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity expected during the third and fourth quarters of the year.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: foreign exchange rate movements; competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; governmental policies and regulations; interest rates; our ability to remain in compliance with our debt covenants; the availability of credit; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission.

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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 24, 2002, the following business was transacted:
(1) Election of Directors -
All the nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld

Sir David Fell	12,633,118	256,729
Keith Gilchrist	12,637,733	252,115
John W. Rosenblum	12,594,667	295,181
Richard G. Tilghman	12,626,249	263,599

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
None

(b)	Reports on Form 8-K:
(i) Current Report on Form 8-K, dated April 8, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of a proposal to close a European plant
(ii)

Current Report on Form 8-K, dated April 23, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of first quarter 2002 earnings, and filing the script of a conference call with investors discussing the first quarter 2002 earnings

(iii)

Current Report on Form 8-K, dated April 24, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") information provided by Chesapeake as presented at its annual meeting of shareholders, a press release issued on the annual meeting and a press release announcing a quarterly dividend

(iv)

Current Report on Form 8-K, dated April 29, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") information provided by Chesapeake as presented at an analyst meeting held on April 29, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: July 29, 2002	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)