Form 10-Q
period 2002-10-29
CHESAPEAKE CORP /VA/
filed 2002-10-29
CIK 19731

3: FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Number of shares of $1.00 par value common stock outstanding as of October 18, 2002:
15,160,139 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Nine Months ended September 29, 2002, and September 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at September 29, 2002, and December 30, 2001 . . .	4
	Consolidated Statements of Cash Flows - Nine Months ended September 29, 2002, and September 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 3.	Qualitative and Quantitative Disclosures About Market Risk . . . . . . . . . . . . . . . .	26
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		28
Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		29

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net sales	$210.8	$204.6	$581.9	$589.3

Costs and expenses:
Cost of products sold	169.7	164.1	473.2	471.4
Selling, general and administrative expenses	22.8	25.2	68.2	83.2
Restructuring charges	-	7.7	2.6	7.7
Other income, net	5.1	1.0	8.2	3.8

Income from continuing operations before interest and taxes	23.4	8.6	46.1	30.8

Interest expense, net	11.5	5.9	34.4	23.5

Income from continuing operations before taxes	11.9	2.7	11.7	7.3
Income tax expense	2.8	0.7	2.6	2.4

Income from continuing operations	9.1	2.0	9.1	4.9

Discontinued operations:
Gain on disposal of discontinued operations, net of income taxes	1.4	5.4	1.4	108.9

Net income	$10.5	$7.4	$10.5	$113.8

Basic earnings per share:
Earnings from continuing operations	$0.60	$0.13	$0.60	$0.33
Discontinued operations	0.09	0.36	0.09	7.26

Basic earnings per share	$0.69	$0.49	$0.69	$7.59

Weighted average number of common shares outstanding	15.1	15.1	15.1	15.0

Diluted earnings per share:
Earnings from continuing operations	$0.60	$0.13	$0.60	$0.32
Discontinued operations	0.09	0.35	0.09	7.17

Diluted earnings per share	$0.69	$0.48	$0.69	$7.49

Weighted average number of common shares and equivalents outstanding, assuming dilution	15.1	15.3	15.2	15.2

Cash dividends declared per share of common stock	$-	$0.44	$0.44	$0.66
(Cash dividend of $0.22 for second quarter 2001 declared July 6, 2001; cash dividend of $0.22 for third quarter 2002 declared October 8, 2002)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Sept. 29, 2002	Dec. 30, 2001
ASSETS

Current assets:
Cash and cash equivalents	$19.0	$20.1
Accounts receivable (less allowance of $3.9 and $4.2)	149.2	124.7

Inventories:
Finished goods	58.7	56.9
Work-in-process	20.6	19.1
Materials and supplies	24.7	22.3

Total inventories	104.0	98.3

Deferred income taxes	2.2	2.2
Other current assets	15.7	14.2

Total current assets	290.1	259.5

Property, plant and equipment, at cost	479.8	428.1
Less accumulated depreciation	128.4	89.8

	351.4	338.3

Goodwill, net	568.4	529.4
Other assets	86.5	118.4

Total assets	$1,296.4	$1,245.6

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Sept. 29, 2002	Dec. 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$96.6	$91.9
Accrued expenses	78.9	91.0
Income taxes payable	11.3	12.4
Current maturities of long-term debt	9.1	1.6
Dividends payable	-	3.3

Total current liabilities	195.9	200.2

Long-term debt	491.9	488.3
Environmental liabilities	52.6	52.8
Postretirement benefits other than pensions	12.5	13.2
Deferred income taxes	35.3	26.7
Other long-term liabilities	26.7	33.4

Total liabilities	814.9	814.6

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding 15,160,139 shares in 2002 and 15,158,953 shares in 2001, respectively	15.2	15.2
Additional paid-in-capital	0.4	0.7
Unearned compensation	-	(0.9)
Accumulated other comprehensive loss	(46.5)	(92.5)
Retained earnings	512.4	508.5

Total stockholders' equity	481.5	431.0

Total liabilities and stockholders' equity	$1,296.4	$1,245.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001

Operating activities:
Net income	$10.5	$113.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposal of discontinued businesses, net of tax	(1.4)	(108.9)
Depreciation and amortization of goodwill	35.7	56.4
Deferred income taxes	0.9	4.3
Gain on sales of property, plant and equipment	(4.4)	(3.8)
Undistributed (earnings) loss of affiliates	(0.1)	0.2
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(11.1)	(14.7)
Inventories	4.5	0.7
Other assets	0.9	(1.8)
Accounts payable	3.8	(11.1)
Accrued expenses	(18.5)	(44.4)
Income taxes payable	(4.0)	(119.5)
Other	(0.5)	(3.0)

Net cash provided by (used in) operating activities	16.3	(131.8)

Investing activities:
Purchases of property, plant and equipment	(33.0)	(32.2)
Acquisitions	-	(7.2)
Proceeds from sales of property, plant and equipment	11.9	6.8
Proceeds from sales of businesses	-	395.5
Proceeds from notes receivable	24.9	-
Other, net	-	0.4

Net cash provided by investing activities	3.8	363.3

Financing activities:
Net borrowings (payments) on lines of credit	10.4	(204.1)
Payments on long-term debt	(22.0)	(37.7)
Proceeds from long-term debt	0.4	9.8
Debt issue costs	((0.6)	(3.2)
Dividends paid	(10.0)	(9.9)
Other	0.6	2.9

Net cash used in financing activities	(21.2)	(242.2)

Decrease in cash and cash equivalents	(1.1)	(10.7)
Cash and cash equivalents at beginning of period	20.1	31.2

Cash and cash equivalents at end of period	$19.0	$20.5

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited, except for the December 30, 2001, consolidated balance sheet, which was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America. We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. The financial statements include, where necessary, amounts based on the judgments and estimates of management. These estimates include, but are not limited to, the estimated loss on disposition of discontinued operations; allowances for bad debts and inventory obsolescence; reserves for environmental remediation costs, restructuring, litigation and self-insured medical and workers' compensation insurance; income taxes; and determinations of discount and other assumptions for pension and postretirement benefit expenses. Actual results could differ from these estimates.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Both fiscal year 2002 and 2001 contain 52 weeks.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K. The results of operations for the 2002 interim period are not necessarily indicative of the results that may be expected for the full year. Certain prior-year data have been reclassified to conform to the 2002 presentation.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Note 2. NEW Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which superseded APB 17, Intangible Assets, and was effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.

We adopted the provisions of SFAS 142 in the first quarter of 2002. We have made determinations as to what our reporting units are and what amounts of goodwill and other assets and liabilities should be allocated to those reporting units. We completed the transitional impairment test, which did not result in impairment of recorded goodwill. In accordance with this statement, amortization of goodwill was discontinued as of December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

(in millions, except per share data)	Quarters Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Reported net income	$10.5	$7.4	$10.5	$113.8
Goodwill amortization, net of tax	-	4.1	-	10.2

Adjusted net income	$10.5	$11.5	$10.5	$124.0

Basic earnings per share:
As reported	$0.69	$0.49	$0.69	$7.59
Goodwill amortization, net of tax	-	0.27	-	0.68

Adjusted basic earnings per share	$0.69	$0.76	$0.69	$8.27

Diluted earnings per share:
As reported	$0.69	$0.48	$0.69	$7.49
Goodwill amortization, net of tax	-	0.27	-	0.67

Adjusted diluted earnings per share	$0.69	$0.75	$0.69	$8.16

The carrying value of goodwill at December 31, 2001, the date of our adoption of SFAS 142, of $529.4 million was composed of $477.1 million related to the Paperboard Packaging segment and $52.3 million related to the Plastic Packaging segment. At September 29, 2002, the goodwill balance of $568.4 million consisted of $512.1 million related to Paperboard Packaging and $56.3 million related to Plastic Packaging. The increase in the carrying value of goodwill since December 31, 2001, was due to changes in foreign currency translation rates.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value, nor do they include amounts for operating losses that have not yet occurred. We adopted SFAS 144 as of December 31, 2001, and it did not have a material impact on our financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, be classified as an extraordinary item, net of related income tax effect. Under SFAS 145, the criteria in APB Opinion 30 will now be used to classify those gains and losses. We will adopt SFAS 145 as of the beginning of fiscal year 2003, and we do not expect it to have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on our financial statements.

Note 3. Comprehensive Income

Comprehensive income is as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net income	$10.5	$7.4	$10.5	$113.8
Foreign currency translation	7.8	28.9	47.8	(3.5)
Change in fair market value of derivatives, net of tax	(1.6)	(1.3)	(1.1)	(1.8)
Minimum pension liability, net of tax	(0.2)	-	(0.7)	-

Comprehensive income	$16.5	$35.0	$56.5	$108.5

During the first quarter of 2002, a $33 million notional amount interest rate swap was terminated and approximately $0.8 million was reclassified from comprehensive income to interest expense.

Note 4. Acquisitions and Dispositions

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV"); these segments were accounted for as discontinued operations. The businesses that made up the Merchandising and Specialty Packaging segment were:

  Chesapeake Display and Packaging Company and its subsidiary, Chesapeake Display and Packaging Company (Canada) Limited, which designed, manufactured, assembled and packed temporary and permanent point-of-purchase displays.

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

The sales of our discontinued operations were completed in 2001. Summarized results of discontinued operations are shown separately in the accompanying 2001 consolidated financial statements, except for the consolidated statement of cash flows which summarizes the activity of continuing and discontinued operations together.

On October 15, 2001, we completed the sale of Consumer Promotions International, Inc. to a management investment group. Under the terms of the sale, we received approximately $5.0 million in cash and $18.6 million in promissory notes collateralized by subordinated liens on substantially all of the U.S. assets of Consumer Promotions International, Inc. and the capital stock of its non-U.S. subsidiaries. The notes include $13.6 million of performance notes, which are payable based on the financial performance of Consumer Promotions International, Inc. during the period from closing through October 10, 2006. The performance notes have been fully reserved because payments due are contingent on future events.

On October 4, 2001, we completed the sale of Chesapeake Display and Packaging (Canada) Limited to Atlantic Decorated & Display, Inc., a subsidiary of Atlantic Packaging Products Ltd. of Scarborough, Ontario, for approximately $2.6 million in cash.
On July 30, 2001, we completed the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company to CorrFlex Graphics, LLC ("CorrFlex"). Under the terms of the sale, we received approximately $3.5 million in cash and $33 million in promissory notes of CorrFlex, consisting of an $18 million term note and a $15 million performance note collateralized by subordinated liens on substantially all of the assets of CorrFlex. During the first quarter of 2002, we received cash payments of $18.9 million for prepayment on the term note, and the $15 million performance note was exchanged for a $6 million term note. In the third quarter of 2002, we received a final cash payment of $6 million for prepayment on this note.

On July 1, 2001, we completed the sale of a 27 percent interest in Color-Box, LLC to G-P for a purchase price of $35 million in cash. We completed the sale of our remaining 19 percent interest in Color-Box, LLC to G-P in November 2001 for approximately $24 million in cash.

On May 18, 2001, we completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million in cash.

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

In 2000 and 2001, we recorded an estimated net loss of $71.2 million for the sale of our former Merchandising and Specialty Packaging segment. In the third quarter of 2002, we recognized a decrease in the estimated loss on the sale of discontinued operations of $1.4 million (net of $0.5 million tax expense), primarily related to the settlement of accrued obligations associated with the discontinued operations. In the third quarter of 2001, we recognized a decrease in the estimated loss on planned sales of discontinued operations of $5.4 million primarily related to taxes. In the first nine months of 2001, we recognized an increase in the estimated loss on the planned sales of discontinued operations of $31.7 million (net of $22.7 million tax benefit), primarily related to revisions in the asset valuation and holding period losses offset by tax benefits.

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of Chesapeake, acquired the in-house carton printing operations of British American Tobacco p.l.c. in Bremen, Germany.

The purchase prices of the acquisitions and disposals which occurred during the nine months ending September 30, 2001, have been allocated to the acquired net assets as summarized below:

(in millions)	Sept. 30, 2001
Acquisitions:
Fair value of assets acquired	$7.2

Cash paid for acquisitions, net	$7.2

Dispositions:
Fair value of net assets sold	$428.5
Non-cash consideration received	(33.0)

Cash received from sales of businesses	$395.5

Note 5. Restructuring/Special Charges

In the third and fourth quarters of 2001, we recognized a total restructuring charge of $14.6 million before income taxes which consisted of the following:

  As a result of the sales of discontinued operations, we implemented a restructuring program to reduce corporate overhead. Approximately $9.2 million was recognized for costs associated with a salaried staff reduction of approximately 50 positions achieved primarily through a voluntary separation program. The voluntary separation program benefits were funded primarily with surplus assets of our U.S. defined benefit salaried pension plan. Approximately $2.6 million was recognized for the elimination of two corporate office sites and the reduction of the carrying value of a corporate aircraft that was sold in January 2002. As of September 29, 2002, the reserve has been substantially utilized, and approximately 50 employees have received severance benefits.

  The Paperboard Packaging segment incurred approximately $2.8 million of severance costs for approximately 100 employees, primarily as a result of the integration of its recent acquisitions. As of September 29, 2002, approximately 91 employees have received severance benefits. Approximately $0.6 million of the reserve for this plan remained as of September 29, 2002; we expect the remainder of the reserve to be substantially utilized by the end of 2002.

We also recorded a $3.4 million reserve on the opening balance sheet for the First Carton Group, Ltd. ("First Carton") acquisition. The reserve consisted of severance costs of $3.0 million for approximately 130 employees and exit costs of $0.4 million associated with the closure of one operating location. Substantially all employees have received severance benefits and the reserve for this plan has been fully utilized as of September 29, 2002.

The Paperboard Packaging segment recorded a charge of approximately $2.6 million in the second quarter of 2002 for severance costs for approximately 120 employees related to the closure of a facility in England and the consolidation of two facilities in Scotland. As of September 29, 2002, approximately 113 employees have received severance benefits, and approximately $0.7 million remains in the reserve. We expect this reserve to be substantially utilized by the end of 2002.

An analysis of the restructuring reserve as of September 29, 2002, is as follows:

(in millions)	Employment Reduction	Facility Closures	Total

Balance, December 30, 2001	$9.1	$0.8	$9.9
Cash payments 2002	(9.9)	(0.7)	(10.6)
Restructuring charge 2002	2.6	-	2.6
Foreign currency translation/other	(0.5)	(0.1)	(0.6)

Balance, September 29, 2002	$1.3	$-	$1.3

Note 6. Income Taxes

The effective tax rate, excluding restructuring charges, for the first nine months of 2002 was approximately 24 percent compared to a reported 33 percent for the first nine months of 2001. The effective tax rate, excluding restructuring charges, for the first nine months of 2001, without a goodwill amortization deduction, would have been approximately 22 percent. The full year effective tax rate, excluding restructuring charges in 2001, without the goodwill amortization deduction, would have been approximately 22 percent.

Note 7. Commitments and Contingencies

Environmental Matters

The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on our financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the remediation and restoration of contaminated property and for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the United States Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and identified our subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company ("WT"), as a PRP.

Except for the Fox River matter, we have not been identified as a PRP at any other CERCLA-related sites. However, there can be no assurance that we will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to our financial position or results of operations.

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for purposes of natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P. H. Glatfelter Company, NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. The governmental and tribal entities are proceeding with a natural resource damage assessment with respect to the alleged discharges. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the United States Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation.

On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites. In October 2001, the Wisconsin Department of Natural Resources ("DNR") and EPA released for public comment a draft remedial investigation/feasibility study ("RI/FS") and proposed remedial action plan ("PRAP") for the Fox River site. The PRAP proposes remediation of the site based on a combination of large-scale dredging and disposal of contaminated sediment and natural attenuation. The dredging portion of the remediation applies an action level of 1 part per million of PCB contamination as the standard for removal. The PRAP includes a DNR and EPA estimate of $308 million for the cost of the proposed remediation. WT and the other PRPs commented on the RI/FS and PRAP during the public comment period. A definitive remedial action plan has not yet been issued. Any enforcement of a definitive remedial action plan may be subject to judicial review.

Based on current information and advice from our environmental consultants, we believe that the 1 part per million action level and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move) and dispose of the sediment off-site, as contemplated by the PRAP, are excessive and would be environmentally detrimental and therefore inappropriate. In addition, we believe that the estimated cost of the remediation may be understated in the PRAP. A preliminary study by consultants for the PRPs estimates that the cost of the remediation and restoration proposed in the PRAP could range from $743 million to approximately $1.59 billion. We believe, based on information available to us at this time, that $1.59 billion represents the upper limit of the reasonably likely cost of remediation and restoration. The principal differences between the cost estimated in the PRAP and the cost estimated by the PRPs' consultants are assumptions of the volume of sediment to be dredged and disposed of in order to meet the clean-up standards and the unit cost of removal and disposal proposed in the PRAP. We believe that alternatives which are less intrusive than those proposed in the PRAP are more environmentally appropriate, cost effective and responsible methods of managing the risks attributable to the sediment contamination. Most of the active remediation and restoration proposed in the PRAP is projected by the PRAP to take place in the first ten years after issuance of a definitive remedial action plan.

On October 25, 2000, the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs at the Fox River site. The RCDP states that the final natural resource damage claim (which is separate from, and in addition to, the remediation and restoration costs that will be associated with any definitive remedial action plan) will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates additional costs of restoration to address present and future PCB damages in a range of $111 million to $268 million. To date, the State of Wisconsin has not issued any estimate of natural resource damages. We believe, based on the information currently available to us, that the estimate of natural resource damages in the RCDP represents the reasonably likely upper limit of the total natural resource damages. We believe that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments on the RCDP to that effect. No final assessment of natural resource damages has been issued.

Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the remediation and restoration costs and natural resource damages, subject to a right of contribution from other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multiparty activities based upon factors including their respective contributions to the alleged contamination, equitable considerations and their ability to pay. In draft analyses by DNR and federal government consultants, the volume of WT's PCB discharges into the Fox River has been estimated to range from 2.72 percent to 10 percent of the total discharges of PCBs. This range may not be indicative of the share of the cost of the remediation and restoration and natural resource damages that ultimately will be allocated to WT because of: inaccuracies or incompleteness of information about mill operations and discharges; inadequate consideration of the nature and location of various discharges of PCBs to the river, including discharges by persons other than the named PRPs, and the relationship of those discharges to identified contamination; uncertainty of the geographic location of the remediation and restoration eventually performed; uncertainty about the ability of other PRPs to participate in paying the costs and damages; and, in certain cases, uncertainty about the extent of responsibility of the manufacturers of the carbonless paper recycled by WT which contained the PCBs. We have evaluated the ability of other PRPs to participate in paying the remediation and restoration costs and natural resource damages based on our estimate of their reasonably possible shares of the liability and on public financial information indicating their ability to pay such shares. While we are unable to determine at this time what shares of the liability for the Fox River costs will be paid by the other identified PRPs (or other entities who are subsequently determined to have liability), based on information currently available to us and the analysis described above, we believe that most of the other PRPs have the ability to pay their reasonably possible share of the liability.

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time, due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site may fall within the range of $15 million to $95 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the PRAP, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the PRAP, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

We also believe that we are entitled to substantial indemnification from a prior owner of WT pursuant to the terms of a stock purchase agreement between the parties with respect to liabilities related to this matter. Based on the terms of the stock purchase agreement, we believe that costs and damages within our estimated range of liability would be substantially indemnified by the prior owner. The prior owner is currently meeting its indemnification obligations under the stock purchase agreement and, based on our review of currently available financial information, we believe that the prior owner has the financial ability to continue to honor its indemnification obligation.

Pursuant to the Joint Venture Agreement for the Tissue JV, WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on currently available information, we believe that if remediation and restoration is done in an environmentally appropriate, cost effective and responsible manner, and if natural resource damages are determined in a reasonable manner, the matter is unlikely to have a material adverse effect on our financial position or results of operations. However, because of the uncertainties described above, there can be no assurance that the ultimate liability with respect to the lower Fox River site will not have a material adverse effect on our financial position or results of operations.

On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement, dated as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provides that we may be required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which we had "knowledge," as defined in the Purchase Agreement). Our indemnification obligation to St. Laurent with respect to such matters is subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2 million deductible. Chesapeake and St. Laurent have jointly responded to and are defending against the matters alleged in the NOVs. Based upon a review of the NOVs and an analysis of the applicable law and facts, we believe that both Chesapeake and St. Laurent have substantial defenses against the alleged violations and intend to vigorously defend against the alleged violations. Chesapeake and St. Laurent have exchanged settlement offers, consisting primarily of engineering measures, with EPA and DEQ and are negotiating with EPA, DOJ and DEQ to address the matters that are the subject of the NOVs. The ultimate cost, if any, to us relating to matters alleged in the NOVs cannot be determined with certainty at this time, due to the absence of a determination whether any violations of the CAA occurred and, if any violations are ultimately found to have occurred, a determination of (i) any required remediation costs and penalties, and (ii) whether St. Laurent would be entitled to indemnification from us under the Purchase Agreement and, if so, to what extent.

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental expenditures totaled approximately $53 million as of September 29, 2002. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Note 8. Segment Disclosure

We currently conduct our business in three segments: the Paperboard Packaging segment, the Plastic Packaging segment and the Land Development segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Its primary end-use markets are pharmaceuticals and healthcare; premium branded products (such as fine spirits, premium confectioneries, tobacco products and luxury goods, such as cosmetics and fragrances); food and household; and multimedia and technology. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Its primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. The Land Development segment holds approximately 15,000 acres of real estate in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. The Land Development segment markets this land to third parties for residential and commercial development, real estate investment and land conservation. General corporate expenses are shown as Corporate/Other. The following tables summarize the net sales, earnings from continuing operations before interest and taxes, and identifiable assets for each of our segments:

(in millions)	Third Quarter		Year to Date
	2002	2001	2002	2001
Net sales:
Paperboard Packaging	$177.4	$176.7	$492.9	$503.9
Plastic Packaging	24.5	22.6	75.7	75.3
Land Development	8.9	5.3	13.3	10.1

	$210.8	$204.6	$581.9	$589.3

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$19.6	$15.9	$43.5	$42.8
Plastic Packaging	1.6	(0.7)	6.4	2.6
Land Development	4.9	4.8	7.8	8.1
Corporate/Other	(2.7)	(3.7)	(9.0)	(15.0)
Restructuring Charges	-	(7.7)	(2.6)	(7.7)

	$23.4	$8.6	$46.1	$30.8

(in millions)	September 29, 2002	December 30, 2001
Identifiable assets:
Paperboard Packaging	$1,042.6	$929.7
Plastic Packaging	138.8	173.5
Land Development	33.4	34.0
Corporate/Other	81.6	108.4

	$1,296.4	$1,245.6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of
Operations

Acquisitions and Dispositions

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV"); these segments were accounted for as discontinued operations. The businesses that made up the Merchandising and Specialty Packaging segment were:

  Chesapeake Display and Packaging Company and its subsidiary, Chesapeake Display and Packaging Company (Canada) Limited, which designed, manufactured, assembled and packed temporary and permanent point-of-purchase displays.

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

On October 15, 2001, we completed the sale of Consumer Promotions International, Inc. to a management investment group. Under the terms of the sale, we received approximately $5.0 million in cash and $18.6 million in promissory notes collateralized by subordinated liens on substantially all of the U.S. assets of Consumer Promotions International, Inc. and the capital stock of its non-U.S. subsidiaries. The notes include $13.6 million of performance notes, which are payable based on the financial performance of Consumer Promotions International, Inc. during the period from closing through October 10, 2006. The performance notes have been fully reserved because payments due on them are contingent on future events.

On October 4, 2001, we completed the sale of Chesapeake Display and Packaging (Canada) Limited to Atlantic Decorated & Display, Inc., a subsidiary of Atlantic Packaging Products Ltd. of Scarborough, Ontario, for approximately $2.6 million in cash.
On July 30, 2001, we completed the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company to CorrFlex Graphics, LLC ("CorrFlex"). Under the terms of the sale, we received approximately $3.5 million in cash and $33 million in promissory notes of CorrFlex, consisting of an $18 million term note and a $15 million performance note collateralized by subordinated liens on substantially all of the assets of CorrFlex. During the first quarter of 2002, we received cash payments of $18.9 million for prepayment on the term note, and the $15 million performance note was exchanged for a $6 million term note. In the third quarter of 2002, we received a final cash payment of $6 million for prepayment on this note.

On July 1, 2001, we completed the sale of a 27 percent interest in Color-Box, LLC to G-P for a purchase price of $35 million in cash. We completed the sale of our remaining 19 percent interest in Color-Box, LLC to G-P in November 2001 for approximately $24 million in cash.

On May 18, 2001, we completed the sale of Chesapeake Packaging Co. to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland Inc., for approximately $120 million in cash.

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

In 2000 and 2001, we recorded an estimated net loss of $71.2 million for the sale of our former Merchandising and Specialty Packaging segment. In the third quarter of 2002, we recognized a decrease in the estimated loss on the sale of discontinued operations of $1.4 million (net of $0.5 million tax expense), primarily related to the settlement of accrued obligations associated with the discontinued operations. In the third quarter of 2001, we recognized a decrease in the estimated loss on planned sales of discontinued operations of $5.4 million primarily related to taxes. In the first nine months of 2001, we recognized an increase in the estimated loss on the planned sales of discontinued operations of $31.7 million (net of $22.7 million tax benefit), primarily related to revisions in the asset valuation and holding period losses offset by tax benefits.

During the first quarter of 2001, Field Group plc ("Field Group"), a wholly owned subsidiary of the Chesapeake, acquired the in-house carton printing operations of British American Tobacco p.l.c. in Bremen, Germany.

Over the next few years, we plan to expand our network of value-added packaging capabilities, which is now primarily centered in Europe, through acquisitions, joint ventures, alliances, and/or internal development of complementary businesses in North America, Europe, Asia and South America. We expect that such expansion would improve our geographical and product-line balance and respond to multinational customers' desire for broad geographic coverage from their packaging supplier.

Overview

Throughout the following discussion, the term "constant currency basis" reflects the 2002 results using the 2001 foreign currency translation rates for the periods presented. Unless otherwise noted, the following discussion includes only continuing operations.

Income from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 8 to the Consolidated Financial Statements, EBIT by segment excludes any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. It is not, however, intended as an alternative measure of operating results as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our definition of segment EBIT is not necessarily comparable to similarly titled measures for other companies.

The following table sets forth third quarter and year-to-date net sales and EBIT by business segment:

Sales and EBIT by Segment
(in millions)	Quarter Ended Sept. 29, 2002		Quarter Ended Sept. 30, 2001		Nine Months Ended Sept. 29, 2002		Nine Months Ended Sept. 30, 2001
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$177.4	$19.6	$176.7	$15.9	$492.9	$43.5	$503.9	$42.8
Plastic Packaging	24.5	1.6	22.6	(0.7)	75.7	6.4	75.3	2.6
Land Development	8.9	4.9	5.3	4.8	13.3	7.8	10.1	8.1
Corporate/Other	-	(2.7)	-	(3.7)	-	(9.0)	-	(15.0)
Restructuring Charges	-	-	-	(7.7)	-	(2.6)	-	(7.7)

Total	$210.8	$23.4	$204.6	$8.6	$581.9	$46.1	$589.3	$30.8

Net sales for the third quarter of 2002 were up 3 percent compared to net sales for the third quarter of 2001 and down 1 percent on a year-to-date basis. On a constant currency basis, net sales for the third quarter of 2002 were down 4 percent compared to the third quarter of 2001 and down 3 percent on a year-to-date basis. The reduction in constant currency net sales for both the third quarter and the first nine months of 2002 compared to the same periods in 2001 was primarily due to continued lower sales volumes in the technology and luxury sectors of the Paperboard Packaging segment, and pricing pressure throughout the segment. These reductions were offset, in part, by the timing of land sales and increased sales by the Plastic Packaging segment in the African beverage market.

Gross margin, which is defined as net sales less cost of products sold, for the third quarter and first nine months of 2002 was $41.1 million and $108.7 million, respectively, compared to $40.5 million and $117.9 million, respectively, for the same periods in 2001. Gross margin as a percentage of net sales for the third quarter of 2002 was relatively flat compared to the third quarter of 2001. Gross margin as a percentage of net sales for the first nine months of 2002 decreased approximately 1 percent compared to the same period in 2001, primarily due to reduced margins in the Paperboard Packaging segment resulting from competitive pricing pressure and lower sales volumes. These reductions were offset, in part, by improved margins in the Plastic Packaging segment.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the third quarter decreased from 12 percent in 2001 to 11 percent in 2002, and on a year-to-date basis decreased from 14 percent in 2001 to 12 percent in 2002. The decrease was primarily due to the discontinuation of goodwill amortization (see Note 2 to the Consolidated Financial Statements) and reduced corporate headquarters costs.

The results for the first nine months of 2002 included a restructuring charge of $2.6 million ($1.8 million after taxes) for severance costs related to the closure of a facility in Congleton, England, which produced packaging for the food and household market, and the consolidation of two facilities in Scotland serving the premium branded packaging market. The results for the third quarter and first nine months of 2001 included a restructuring charge of $7.7 million ($5.0 million after taxes) to recognize costs primarily associated with the reduction of corporate headquarters staff.

Other income, net, increased $4.1 million for the third quarter of 2002 and $4.4 million for the first nine months of 2002, compared to the same periods in 2001. The results for the third quarter and first nine months of 2002 included a gain of approximately $3.1 million on the sale of a facility in the United Kingdom. The results for the first nine months of 2001 included a gain of $2.8 million on the sale of a facility in Ireland, which was partially offset by moving expenses associated with the closure of the Thatcham facility in the United Kingdom and other redundancy costs of $2.5 million. Additionally, the first nine months of 2002 included a reduction in minority interest expense and an increase in joint venture earnings, as compared to the same period in 2001 which benefited the period by $0.5 million.

EBIT for the third quarter of 2002 was $23.4 million compared to EBIT of $8.6 million ($12.2 million excluding goodwill amortization) for the third quarter of 2001. EBIT for the first nine months of 2002 was $46.1 million compared to EBIT of $30.8 million ($41.6 million excluding goodwill amortization) for the first nine months of 2001. The increase in EBIT before goodwill amortization for the third quarter of 2002 compared to the third quarter of 2001 was primarily due to the restructuring charge in 2001 for the reduction of the corporate headquarters staff and the benefit realized in 2002 from the staff reduction, as well as the favorable effects of foreign currency translation and the gain on the facility sale. The increase in EBIT before goodwill amortization for the first nine months of 2002 compared to the same period in 2001 was primarily due to the decreases in corporate expenses and reduction in restructuring charges. These increases were partially offset by the reduced operating margins in the Paperboard Packaging segment.

Net interest expense for the third quarter and first nine months of 2002 was $11.5 million and $34.4 million, respectively, up $5.6 million and $10.9 million, respectively, from interest expense for the same periods in 2001. The increase in interest expense was primarily due to a higher average cost of debt resulting from last year's fourth quarter sale of subordinated notes and amendment of our principal bank credit facility and the interest costs attributed to discontinued operations in 2001, as well as the timing of cash proceeds from discontinued operations in 2001 that were used to pay down debt.

The effective tax rate, excluding restructuring charges, for the first nine months of 2002 was approximately 24 percent compared to a reported 33 percent for the first nine months of 2001. The effective tax rate, excluding restructuring charges, for the first nine months of 2001, without a goodwill amortization deduction, would have been approximately 22 percent. The full year effective tax rate excluding restructuring charges in 2001, without the goodwill amortization deduction, would have been approximately 22 percent. We expect our effective tax rate excluding restructuring charges for 2002 to be approximately 24 percent, as we expect to have less opportunity to make use of foreign tax credits and a different mix of income from foreign tax jurisdictions in 2002 compared to 2001.

Net income from continuing operations for the third quarter of 2002 was $9.1 million, or $0.60 per diluted share, up from third quarter 2001 net income from continuing operations of $2.0 million, or $0.13 per diluted share. Third quarter 2001 net income from continuing operations, eliminating goodwill amortization and restructuring charges, would have been $11.1 million, or $0.73 per diluted share. For the first nine months of 2002, net income from continuing operations was $9.1 million, or $0.60 per diluted share, compared to net income from continuing operations for the comparable period of 2001 of $4.9 million, or $0.32 per diluted share. Net income from continuing operations before restructuring charges and eliminating goodwill amortization was $10.9 million, or $0.72 per diluted share, for the first nine months of 2002, compared to $20.1 million, or $1.32 per diluted share, for the first nine months of 2001.

The decrease in comparable earnings for both the third quarter and first nine months of 2002, compared to the same periods of 2001, was primarily due to increased interest expense and reduced operating margins in the Paperboard Packaging segment, partially offset by a reduction in corporate expenses.

Net income for the third quarter and first nine months of 2002 included a decrease in the estimated loss on the sale of discontinued operations, net of tax, of $1.4 million, primarily related to the settlement of accrued obligations related to the sale of the Merchandising and Specialty Packaging segment. Net income for the third quarter of 2001 included a decrease in the estimated loss on planned sales of discontinued operations, net of tax, of $5.4 million, and net income for the first nine months of 2001 included an increase in the estimated loss on the planned sales of discontinued operations, net of tax, of $31.7 million.

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2002	2001	$	%
Third Quarter:
Net sales	$177.4	$176.7	0.7	0.4
EBIT	19.6	15.9	3.7	23.3
Operating margin	11.0%	9.0%

Nine Months:
Net sales	$492.9	$503.9	(11.0)	(2.2)
EBIT	43.5	42.8	0.7	1.6
Operating margin	8.8%	8.5%

Net sales of $177.4 million for the third quarter of 2002 were relatively flat compared to net sales of $176.7 million for the third quarter of 2001. On a constant currency basis, net sales were down 8 percent quarter-over-quarter. Net sales for the first nine months of 2002 decreased 2 percent compared to the prior year, and decreased 5 percent on a constant currency basis. The reduction in constant currency net sales for the quarter and year to date was due primarily to continued lower sales volumes in the technology and luxury sectors and pricing pressure throughout the Paperboard Packaging segment. Sales in our pharmaceutical, premium branded and tobacco sectors for the first nine months of 2002 are consistent with the amounts in the comparable period of 2001, as volume improvements have generally offset pricing decreases.

EBIT of $19.6 million for the third quarter of 2002 increased compared to third quarter 2001 EBIT of $15.9 million ($18.9 million excluding goodwill amortization). EBIT for the first nine months of 2002 was $43.5 million, compared to $42.8 million ($51.8 million excluding goodwill amortization) in the prior year. The results for the third quarter of 2002 included a gain of approximately $3.1 million on the sale of a plant in the United Kingdom. Additionally, we expensed approximately $1.9 million in the third quarter of 2002 for costs associated with the factory consolidations effort in the international and premium branded sector in Scotland. The costs expensed for this project year to date were $3.8 million. The remaining decrease in comparable EBIT was due primarily to reduced operating margins. Food and household margins have been impacted by intense price competition throughout 2002, and the pricing pressure is now extending throughout the Paperboard Packaging segment. Luxury and technology margins are down due primarily to reduced sales volumes and a lower margin sales mix, although the luxury packaging market did see a slight improvement in operating margin for the third quarter of 2002 compared to the same period in 2001.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2002	2001	$	%
Third Quarter:
Net sales	$24.5	$22.6	1.9	8.4
EBIT	1.6	(0.7)	2.3	328.6
Operating margin	6.5%	(3.1)%

Nine Months:
Net sales	$75.7	$75.3	0.4	0.5
EBIT	6.4	2.6	3.8	146.2
Operating margin	8.5%	3.5%

Net sales of $24.5 million for the third quarter of 2002 were up 8 percent compared to net sales of $22.6 million for the third quarter of 2001. On a constant currency basis, net sales in 2002 were up 10 percent quarter-over-quarter and up 8 percent on a year-to-date basis. The increase in sales on a constant currency basis for both the third quarter and the first nine months compared to the same periods in 2001 was due primarily to strong sales volumes in the African beverage market, where we recently expanded our manufacturing capabilities with a satellite operation in Mauritius. The specialty chemicals market has also experienced increased sales for both the third quarter and first nine months of 2002, while the Irish beverage market has experienced decreased sales in these periods of 2002.

EBIT of $1.6 million for the third quarter of 2002 increased compared to EBIT for the third quarter of 2001 of $(0.7) million ($(0.1) million excluding goodwill amortization). EBIT for the first nine months of 2002 was $6.4 million, compared to $2.6 million ($4.4 million excluding goodwill amortization) for the same period in 2001. The improvement in EBIT for 2002 reflects stronger sales volumes, lower raw material costs and improved plant operating efficiencies.

Land Development

(in millions)			Increase/(Decrease)
	2002	2001	$	%
Third Quarter:
Net sales	$8.9	$5.3	3.6	67.9
EBIT	4.9	4.8	0.1	2.1
Operating margin	55.1%	90.6%

Nine Months:
Net sales	$13.3	$10.1	3.2	31.7
EBIT	7.8	8.1	(0.3)	(3.7)
Operating margin	58.6%	80.2%

EBIT for the Land Development segment of $4.9 million for the third quarter of 2002 compared to $4.8 million for the third quarter of 2001. EBIT for the first nine months of 2002 of $7.8 million compared to EBIT of $8.1 million for the same period in 2001. The Land Development segment plans to sell most of the remaining land holdings by the end of fiscal year 2003.

Liquidity and Financial Position

Net cash provided by operating activities in the first nine months of 2002 of $16.3 million compared to net cash used in operating activities of $131.8 million in the first nine months of 2001, primarily due to income tax payments in 2001 associated with the sale of our interest in the Tissue JV and a net decrease in other working capital items.

Net cash provided by investing activities in the first nine months of 2002 of $3.8 million compared to net cash provided by investing activities of $363.3 million in the first nine months of 2001. The cash provided by investing activities in the first nine months of 2002 reflected the receipt of cash payments on the notes received from CorrFlex in connection with the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company in 2001, as well as proceeds from the sales of property, plant and equipment, partially offset by capital expenditures. The cash provided by investing activities in the first nine months of 2001 primarily reflected the proceeds from sales of discontinued operations, partially offset by capital expenditures.

Net cash used in financing activities in the first nine months of 2002 was $21.2 million, compared to net cash used in financing activities of $242.2 million in the first nine months of 2001. Cash used in financing activities in the first nine months of both 2002 and 2001 consisted primarily of payments on our long-term debt and credit facilities using the net proceeds from the sales of our discontinued operations. We paid cash dividends of $0.22 per share in each of the first three quarters of both 2002 and 2001.

Our debt, net of cash, at September 29, 2002, was $482.0 million, up $12.2 million compared to December 30, 2001. Without the effects of foreign currency translation rates, net debt decreased approximately $10 million, primarily as a result of cash flows from operations and repayment of notes received from discontinued operations, offset in part by capital expenditures and dividend payments. Our net debt-to-capital ratio as of September 29, 2002, improved slightly to 48 percent compared to 50 percent at December 30, 2001. (Capital consists of total debt, net of cash, deferred tax liabilities and stockholders' equity.)

We were in compliance with all of our debt covenants as of the end of the third quarter of 2002. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

We have described the significant accounting policies employed in the consolidated financial statements and the notes thereto incorporated by reference in our latest Annual Report on Form 10-K. Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. Reported results could have been materially different under a different set of assumptions and estimates for certain accounting principles. For example, key assumptions are particularly important when determining our projected liabilities for pension and other postretirement employee benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental remediation and the resolution of litigation. Management recognizes a liability for environmental remediation and litigation costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated.

In addition, management uses judgment in assessing whether current events or circumstances indicate that the carrying value of our long-lived assets to be held and used may not be recoverable. To determine recoverability, management projects future cash flows produced by the assets, or the appropriate grouping of assets, over the remaining life of such assets. If the projected cash flows are less than the carrying amount, an impairment would be recognized. In accordance with FASB Statement No. 142, management reviews the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value.

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

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Seasonality

We compete in several end-use markets, such as fine spirits, premium confectioneries, cosmetics and fragrances that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity expected during the third and fourth quarters of the year.

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

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of Chesapeake's management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective as of September 29, 2002. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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
(i)
Current Report on Form 8-K, dated July 23, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of second quarter 2002 earnings, and filing the script of a conference call with investors discussing the second quarter 2002 earnings

(ii)

Current Report on Form 8-K, dated July 30, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") information to be provided by Chesapeake to investors and analysts at presentations to be held on August 6, 2002 through August 8, 2002

(iii)

Current Report on Form 8-K, dated September 18, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of Chesapeake's revised financial outlook for full-year 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: October 28, 2002	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Thomas H. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chesapeake Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 28, 2002
/s/ Thomas H. Johnson
Thomas H. Johnson
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

I, Andrew J. Kohut, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chesapeake Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 28, 2002
/s/ Andrew J. Kohut
Andrew J. Kohut
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)