Form 10-K
period 2002-12-29
CHESAPEAKE CORP /VA/
filed 2003-03-13
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to ________

Commission file number 1-3203
Chesapeake Corporation
(Exact name of registrant as specified in its charter)

Virginia	54-0166880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 East Cary Street, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 804-697-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes √ No

The aggregate market value on June 30, 2002, of the voting stock held by non-affiliates of the registrant was approximately $392 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

15,299,902 shares of the registrant's common stock, par value $1, were outstanding as of February 28, 2003.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 29, 2002, are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 23, 2003, are incorporated in Part III by reference.

The index of exhibits can be found on pages 30-33.
TABLE OF CONTENTS
	Page No.
PART I
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		22

PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . .	23
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . .	24
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24

PART III
Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 14.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . .	26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		27
CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		28
EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		30

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

  expected savings and efficiencies from plant and office closures and consolidations, and other cost saving initiatives;

  pending or anticipated litigation;

  debt levels and the ability to obtain additional financing or make payments on our debt;

  regulatory developments, industry conditions and market conditions; and

  general economic conditions.

Factors that might cause or contribute to differences between actual results and those expressed in our forward-looking statements include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" of our 2002 Annual Report to Stockholders (the "2002 Annual Report"), which is incorporated herein by reference.

Industry and Market Data

We obtained the market and competitive position data used throughout this report from our own research, surveys or studies conducted by third parties, and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data, and we do not make any representation as to the accuracy of such information. Similarly, we believe our internal research is reliable, but it has not been verified by any independent sources.

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

  Plastic Packaging. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Our primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. We believe our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including high density polyethylene ("HDPE") bottles for the Irish dairy market and polyethylene terephthalate ("PET") bottles and preforms for soft drink markets in South Africa and the United Kingdom.

We also have a Land Development business segment that currently holds approximately 6,500 acres of real estate in Virginia. We expect the liquidation of our land holdings to be substantially complete in the next twelve to eighteen months.

Historically, we were a manufacturer of commodity paper products, forest products and corrugated packaging products, with operations located primarily in the United States. As a result of our recent strategic transformation, discussed below, we have exited these businesses, and now supply value-added paperboard and plastic packaging products from a network of 40 paperboard packaging facilities in Europe and North America, and 9 plastic packaging facilities in Europe, Africa and Asia. Over the next few years, we plan to expand our network of value-added packaging capabilities, which is now located primarily in Europe, through acquisitions, joint ventures, alliances, and/or internal development of complementary businesses in North America, Europe, Asia and South America. We expect such expansion would improve our geographical and product-line balance and satisfy multinational customers' desire for broad geographic coverage from their packaging supplier.

Information with respect to business segments and geographic data (including sales and long-lived assets) is presented in "Notes to Consolidated Financial Statements, Note 15 - Business Segment Information" of our 2002 Annual Report, which is incorporated herein by reference. Information regarding the Company's anticipated capital spending is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows" of the 2002 Annual Report, which is incorporated herein by reference.

BUSINESS HISTORY AND RECENT STRATEGIC TRANSFORMATION

Chesapeake was founded in 1918 in West Point, Virginia, where we operated a kraft pulp and paper mill. Through the years, we expanded into several commodity paper products, forest products and corrugated packaging businesses. Our common stock has been listed on the New York Stock Exchange since 1944.

In the mid-1990s, our management and board of directors recognized that our commodity-based businesses were competing in increasingly consolidating, capital intensive and cyclical markets. Seeking to increase shareholder value, we embarked on a new strategic direction. (See "Notes to Consolidated Financial Statements, Note 2 - Acquisitions, Note 3 - Discontinued Operations and Note 5 - Restructuring/Special Charges" of the 2002 Annual Report, incorporated herein by reference.)

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

Our other recent acquisitions included: Field Group's acquisitions of Berry's (Holding) Limited, one of Ireland's largest suppliers of printed pharmaceutical leaflets, in May 1999, Lithoprint Holdings Limited, a Scottish supplier of wet-applied labels and commercial printing, in September 2000, and the in-house carton printing operations of British American Tobacco in Bremen, Germany, in January 2001; and Chesapeake's acquisition of Green Printing and Packaging Company, formerly Green Printing Company, Inc., a specialty packaging producer and printer in Lexington, North Carolina, in March 2000.

As part of our strategy to divest cyclical businesses and sell land holdings, during 1999 we disposed of our Building Products business, approximately 278,000 acres of timberland and Stonehouse Inc.'s investment in a real estate development joint venture with Dominion Capital Inc.

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV"). These segments were accounted for as discontinued operations.

The businesses that made up the Merchandising and Specialty Packaging segment were:

  Chesapeake Display and Packaging Company, sold on July 30, 2001, to CorrFlex Graphics, LLC, and Chesapeake Display and Packaging Company (Canada) Limited, sold on October 4, 2001, to Atlantic Decorated & Display Inc.; each of these businesses designed, manufactured, assembled and packed temporary and permanent point-of-purchase displays.

  Consumer Promotions International, Inc., which designed, manufactured and assembled permanent point-of-purchase displays, sold on October 15, 2001, to a management investment group.

  Chesapeake Packaging Co., which designed and manufactured corrugated shipping containers and other corrugated packaging products, sold on May 18, 2001, to Inland Paperboard and Packaging, Inc, a subsidiary of Temple-Inland, Inc.

  Our 46 percent interest in Color-Box, LLC, a joint venture with Georgia-Pacific Corporation ("G-P"), which designed and manufactured litho-laminated corrugated graphic packaging, sold to G-P in two transactions that were finalized in November 2001.

In March 2001, we sold our 5 percent equity interest in the Tissue JV to G-P.

The sales of our discontinued operations were completed in 2001. We used the net proceeds of the 2001 divestitures to pay down debt and to pay taxes related to the sales.

During the past five years, we recorded restructuring and other special charges principally relating to plant closures, management reorganizations and review of asset valuations. See "Notes to Consolidated Financial Statements, Note 5 - Restructuring/Special Charges" of the 2002 Annual Report, incorporated herein by reference.

PAPERBOARD PACKAGING SEGMENT

The paperboard packaging industry manufactures and sells corrugated products, folding cartons and rigid fiber boxes. Our Paperboard Packaging segment competes primarily in the folding carton segment of the industry.

Folding carton packaging is used to package various consumer products such as pharmaceuticals, cosmetics, tobacco products, computer hardware, digital video discs ("DVDs"), compact discs, confectioneries, food products and beverages. Folding cartons do not include corrugated "brown boxes," which are typically used for shipping and transportation of products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product at retail. As printing technologies have continued to improve, the marketing function of folding cartons has become increasingly important, as consumer products companies rely more heavily on the retail promotional value of product packaging.

Folding cartons are made from several grades of paperboard, including folding boxboard. The paperboard used in folding cartons must meet specific quality and technical standards for: bending, creasing, scoring and folding without breaking or cracking; stiffness and resistance to bulging; ink absorption; and surface smoothness for printing, embossing or laminating. Historically, folding boxboard has been one of the paperboard grades used most frequently by the folding carton industry, because of its superior strength and appearance and because it provides one of the best surfaces for high-quality printing. The paperboard used in folding cartons is typically die-cut, printed and shipped flat from folding carton plants to manufacturer customers, where the cartons are then erected and filled on production lines.

Vertical integration is less common in the folding carton industry than in other paper-based packaging markets, such as corrugated containers. In part, this reflects the lower-volume, higher value-added nature of the folding carton business, but also the need of most folding carton producers to utilize various grades of paperboard. As a result, many of the largest folding carton companies do not manufacture the paperboard they use as raw materials.

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

Our Paperboard Packaging segment consists primarily of: Field Group, acquired in March 1999; the paperboard packaging operations of Boxmore, acquired in February 2000; and First Carton, acquired in October 2000. These operations have been consolidated for accounting purposes since their respective acquisition dates.

Using Field Group as our platform for growth in this segment, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of our other smaller specialty packaging acquisitions in 2000 and 2001. We have consolidated the sales, marketing and administrative functions of these businesses, which we expect will result in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we are in the process of combining and rationalizing manufacturing facilities in this segment. We have closed five redundant or underutilized facilities since 2000. See "Notes to Consolidated Financial Statements, Note 5 - Restructuring/Special Charges" of the 2002 Annual Report, incorporated herein by reference.

Products and Markets

We specialize in the design and production of folding cartons, printed leaflets, labels and other value-added paperboard packaging products. We focus on specific end-use markets where our multinational customers demand creative packaging designs and desire a broad geographic presence from their packaging supplier. We compete in the high end of these markets, where value-added services and creative packaging solutions are required by our customers.

Our primary end-use markets are:

  pharmaceuticals and healthcare;

  premium branded products, such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances;

  food and household; and

  multimedia and technology.

Pharmaceutical and Healthcare. We are the leading European supplier of pharmaceutical and healthcare paperboard packaging. Our network of 21 dedicated pharmaceutical and healthcare packaging plants in 7 European countries offers pan-European manufacturing and distribution of folding cartons, labels and leaflets for a wide range of products, including: prescription medicines; over-the-counter medicines; healthcare products, such as vitamins and contact lens solutions; quasi-medicinal products, such as cold cures; and toiletries, such as toothpaste, bath foam, shower gel, shaving foam, deodorants, soaps and fragrances. In this sector, manufacturers utilize a variety of packaging materials, many of which incorporate folding cartons, leaflets and labels in a complete package for retail sale. For example, pills may be packaged in blister packs or in glass or plastic bottles, each of which may be placed with a leaflet in a folding carton, while toothpaste may be packaged in a collapsible tube inside a folding carton.

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

We believe that we have substantial competitive strengths in our target pharmaceutical and healthcare markets. Our ability to satisfy stringent quality standards and to offer a single-source pan-European solution for pharmaceutical packaging, as well as leaflets and labels, should be increasingly attractive to drug companies. We believe our ability to satisfy all of the folding carton, leaflet and label needs of our pharmaceutical customers will also become increasingly important, as governmental agencies in Europe require increasing amounts of information on leaflets and labels in multiple languages. In addition, our design and manufacturing capabilities and experience should assist pharmaceutical companies in responding to requirements that consumer-friendly packaging, such as custom dose "patient packs," be used for pharmaceutical products.

We work closely with drug manufacturers to design special packaging features to prevent counterfeiting of prescription drugs. Our experience in designing high-graphic content packaging for premium branded products provides us with a competitive advantage when we work with drug manufacturers to design new packaging for prescription drugs that are moving "off patent" to the over-the-counter market.

Pharmaceutical packaging is produced on a segregated production line under strict security because of the possibility of serious damage to health if pharmaceutical products are contaminated or incorrectly labeled. All of our pharmaceutical packaging facilities have ISO 9000 Series quality certification and, where appropriate, comply with PS9000 (Pharmaceutical Packaging Materials).

Growth in the pharmaceutical and healthcare packaging market in Europe is primarily driven by new product launches, an increasing use of lifestyle drugs, such as Viagra® and Botox®, an aging population, and an increased focus on total patient costs which is increasing government budgets for home delivery of drugs. Further growth in Europe is being driven by legislation regarding more extensive patient information (such as leaflets and labels), increased over-the-counter drug sales, more pre-packaged dispensing and an increase in the variety of available drugs.

Products of our pharmaceutical and healthcare division are distributed throughout Europe to the manufacturing plants of our customers, for ultimate sale throughout the world. Our principal pharmaceutical and healthcare customers include Glaxo Operations UK Limited, a subsidiary of GlaxoSmithKline plc; Boots Contract Manufacturing, a subsidiary of The Boots Company PLC; 3M Health Care Limited, a subsidiary of Minnesota Mining and Manufacturing Company (3M©); Pharmacia Corporation; and Wyeth.

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

The categories of premium branded products for which we design and manufacture paperboard packaging include:

  Fine Spirits - We are the leading supplier of paperboard packaging to alcoholic drink manufacturers in Europe. Our packaging products for the drinks sector include folding cartons, spirally wound composite tubes and self-adhesive or wet applied labels, and are generally complex, higher-value-added products involving special finishes such as gold blocking and embossing. Our competitive strengths in this market include our experience in designing and manufacturing high graphic content packaging with a full range of finishes and effects, and our one-stop-shop approach to supplying labels to complement the principal packaging application. Our principal alcoholic drink customers include Diageo plc, William Grant & Sons Ltd., Allied Domecq PLC and Pernod Ricard. Products for which we manufacture and design packaging include international brands such as Johnnie WalkerTM, J&B®, Chivas Regal®, Ballentine's®, Glenfiddich®, Moët & Chandon®, Beefeater® Gin and Baileys®. These products are distributed by our customers to global retail markets.

  Premium Confectioneries - We are the leading supplier of paperboard packaging to the European premium confectionery industry. A key feature of this market is the demand for innovative packaging designs for year-end holiday and Easter products. Our competitive strengths in this market include internationally recognized creative and structural design resources and process controls designed to prevent taint and odor problems that could affect confectionery products. Our principal premium confectionery customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; Mars UK Ltd., a subsidiary of Mars, Incorporated; Cadbury Schweppes plc; and Kraft Jacob Suchard, a subsidiary of Kraft Foods Inc., for their brands which include After Eight®, Mars® Celebrations®, Cadbury's® Milk Tray® and Terry's® York Milk Chocolate Orange®. These products are distributed by our customers primarily to European retail markets, and more recently in the United States.

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

Food and Household. We manufacture paperboard packaging, primarily consisting of folding cartons, for a wide variety of food and household products, including wet and dry grocery products, frozen foods and household supplies. Our customers include the European divisions of multinational food and household products companies, as well as manufacturers of private label goods. The food and household sector is served by facilities with stringent taint, odor and hygiene controls. For our customers, product packaging is an integral part of their marketing strategies. The market for food and household goods packaging is characterized by higher volumes and generally lower margins than our other end-use markets. Accordingly, we target food and household product customers who demand more intensive packaging design and process capabilities and customer service.

Principal food and household packaging customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; McBride plc; McCain Foods Limited; Associated British Foods plc; and United Biscuits (Holdings) Plc; for their brands which include Rowntree's, McCain® Oven Chips, Twinings English Breakfast Tea® and McVitie's® Jaffa Cakes.

Multimedia and Technology. We supply folding cartons and printed materials, such as software packages, labels, manuals and instruction kits, for technology and multimedia companies. Our multimedia and technology packaging products are distributed primarily to customers in the United States, for ultimate sale throughout the world. Our customers in this market include Lexmark International, Inc., Iomega Corporation and International Business Machines Corporation (IBM®).

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

We believe we are a leader in European manufacturing practices and working disciplines. Our plants conform to standards specific to their country and market sectors, such as PS9000, Good Manufacturing Practices and Royal Society of Food Hygiene accreditation. All of our pharmaceutical packaging facilities operate to ISO 9000 Series quality standards.

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

Raw Materials

We use a variety of raw materials in our Paperboard Packaging segment, such as paperboard, paper, inks, foil, films and adhesives. The primary raw material for our Paperboard Packaging segment is paperboard, which is converted to make the walls of the packaging unit. The primary paperboard grade we use is virgin folding boxboard.

Most of our raw materials are readily available from various suppliers at competitive market prices. Raw material prices are generally negotiated centrally, but individual factories can enter into further negotiations and sometimes achieve better prices on specific contracts. This strategy is designed to strengthen our overall purchasing power, while enabling each factory to retain a sufficient degree of autonomy in its purchasing decisions to take advantage of better spot pricing offered by suppliers.

PLASTIC PACKAGING SEGMENT

The plastic packaging industry manufactures and sells plastic bottles, preforms, containers, closures, films and sheets. We compete in the plastic bottles, preforms, containers and closures segment of the industry.

Plastic bottles, containers and closures are used to store, transport, preserve and dispense a wide variety of food, beverage and other consumer and industrial products. Manufacturers consider a number of variables in evaluating whether plastic containers should be used for a particular packaging application. These include cost, compatibility with the intended contents, shelf life, flexibility of size, handling characteristics, filling and closing speeds, processing reactions, impermeability, dent and tamper resistance and consumer preferences. Plastic's penetration of traditional glass, paperboard and metal packaging applications is driven by its advantages, such as clarity, weight, strength, shatter resistance, barrier properties and ease of opening and dispensing.

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

We manufacture products from HDPE and PET resins. HDPE is heavily used for milk, chilled juice, closures and specialty chemical packaging, because of the resin's processing ease, moderate cost and suitable barrier properties. PET dominates soft drink and mineral water applications, because of its clarity, barrier characteristics, availability in multiple sizes, design flexibility, competitive pricing and ability to be resealed. PET is also used for smaller sized agrochemical bottles. Markets for HDPE bottles and containers are relatively mature, with the products having already supplanted competitive packaging materials in applicable consumer applications. PET bottles are expected to continue to supplant glass bottles and aluminum cans in soft drink and water markets. As a result, PET is expected to exhibit faster growth, based on the above-average growth prospects for the various applications in which the resin is used.

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
  beverages; and
  pharmaceuticals and healthcare.

Agrochemical and Other Specialty Chemicals. We design and manufacture HDPE conventional and fluorinated barrier containers and closures for niche agrochemical and other specialty chemical markets, such as food flavorings, beverage concentrates and industrial solvents, primarily in Europe and China. Within these markets, approximately 40 percent of our sales are generated by products that utilize our proprietary in-line fluorinated blow molding process. This process improves the barrier characteristics of a container by adding a protective coating to the interior wall that shields the plastic from the effects of corrosive fluids. We believe that our technical expertise and experience in using the fluorinated blow molding process is an important competitive strength in this market. Additionally, we design and manufacture PET bottles for the agrochemical market at our plant in China. HDPE products of our agrochemical and other specialty chemicals division are manufactured at four plants located in four countries, and are distributed throughout Europe and Asia to the manufacturing plants of our customers, for ultimate sale around the world. Our HDPE plant in mainland China is a joint venture with Canada Rotam International Company Limited, in which we own a 50 percent interest. Our principal customers for agrochemical and other specialty chemical packaging include Syngenta Corporation, a subsidiary of Syngenta AG; Dow AgroSciences Ltd., a subsidiary of Dow AgroSciences LLC; BASF AG; Akzo Nobel N.V.; The Coca-Cola Company; PepsiCo, Inc.; E.I. du Pont de Nemours and Company; and Eastman Kodak Company.

Beverages. We are a leading supplier of plastic beverage packaging in the United Kingdom, Ireland and South Africa. We design and manufacture blow molded PET plastic bottles and preforms for soft drink and mineral water plants in Northern Ireland, the Republic of Ireland, South Africa and Mauritius. We are the leading supplier of PET soft drink bottles in South Africa. Our PET business in South Africa is a joint venture with a private partnership, in which we own a 70 percent interest. We are also the leading supplier of HDPE milk bottles in Ireland. We expect that the market for plastic beverage containers will continue to grow, as: dairies continue to shift from glass and paper to HDPE packaging for milk products; beverage manufacturers shift from glass bottles and aluminum cans to PET plastic bottles for soft drinks and water; and as consumption of those beverages increases. Our principal beverage customers are The Coca-Cola Company, Cantrell and Cochrane, MaCaw Soft Drinks, AG Barr, Northern Beverages, Virgin Cola and Buxton Mineral Water.

Pharmaceuticals and Healthcare. We design and manufacture HDPE plastic bottles for pharmaceutical and healthcare markets, primarily at our plant in Cavan, Ireland. We work closely with our customers to design innovative packaging solutions that enhance manufacturing efficiency while also improving brand identity. We emphasize our ability to provide plastic packaging, together with folding cartons, leaflets and labels manufactured by our Paperboard Packaging segment, to deliver supply-chain synergies to our pharmaceutical and healthcare customers. Our principal pharmaceutical and healthcare customers include Abbott Laboratories; Stiefel Laboratories (UK) Ltd., a subsidiary of Stiefel Laboratories, Inc.; and Procter and Gamble Limited, a subsidiary of Procter & Gamble Company.

Product Design, Manufacturing and Distribution

Our Plastic Packaging segment produces containers, bottles, preforms and closures designed in-house or from designs supplied by customers.

Our research and development activities for plastics are centralized in Belfast, Northern Ireland, where we work in close association with faculty and graduate students at Queen's University. We continually seek process improvements and opportunities for further automation to reduce costs and improve our profitability and competitive position. Our efforts focus on increasing line speeds, reducing energy consumption and shortening turnaround times. Our materials research stresses lowering product cost through the development of lighter weight bottles and improving container characteristics such as barrier properties, strength and moisture resistance.

Bottle design capabilities are also available at our individual plants, supported by computer aided design and testing of in-house developments carried out in our ISO 9000 Series certified laboratories. New developments and improvements are shared between the plants.

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

PET conversion from raw plastic resin is carried out in our plants in Northern Ireland, South Africa, China and Mauritius. PET is injection molded to create preforms that are subsequently blow molded into bottles, either in our manufacturing facilities or at our customers' plants. PET granules are heated and then forced into a mold that forms the preform to the required shape. Preforms are then stored before being converted to bottles.

Conversion of the preforms into bottles takes place at our plants in Northern Ireland, South Africa and China. Preforms are loaded into the blow molding machine and heated individually using infrared lamps. Precise control of these lamps enables the wall thickness in the bottle to be accurately controlled. Heated preforms are placed into a blow mold, and simultaneously blown with high-pressure air and stretched with a mechanical rod to create the desired bottle.

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

HDPE closures are produced in our plants in Northern Ireland and China using injection molding machines. Single piece closures are produced at our plant in Ireland for the soft drink industry, and two piece closures are produced at our plant in China for the agrochemical industry.

Plastic containers generally are produced only to order and delivered pursuant to an agreed schedule. Delivery to customers usually takes place immediately following completion of the production process. As a result, order backlog is not substantial.

Sales and Marketing

Our Plastic Packaging segment's sales result primarily from direct customer contacts by plant managing directors and a dedicated sales force.

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

We have longstanding trading relationships with many of our larger plastic packaging customers but, as is typical in this industry, we generally do not enter into long-term fixed-quantity supply agreements. Instead, we have agreements or letters of intent in place with many of our larger customers, with terms of up to five years, that specify the terms of trade and service requirements for the period of the arrangement, some of which award sole or majority supply for specific classes of packaging products for the customer, but only to the extent the customer requires such products. These supply arrangements are generally awarded by the larger packaging customers through a tender process in which the customer solicits bids from several potential suppliers and selects the winning bid based on several factors, including price and service. We regularly submit bids for new business or renewal of existing business.

Raw Materials

We use a variety of raw materials in our Plastic Packaging segment, including raw PET and HDPE plastic resins. Raw materials for our Plastic Packaging segment are readily available from various suppliers at competitive market prices. We believe that we maintain a supply chain that is adequate to meet our inventory demands, but there is no assurance that this will be true in the future. Our gross profit may be affected by fluctuations in resin prices. However, negotiations with customers can generally permit changes in resin prices to be passed through to most of our customers through appropriate changes in product pricing. Sustained increases in resin prices, to the extent that the additional costs are not passed on to the end-consumer, would make plastic containers less economical for our customers, which could result in a slower pace of conversions to plastic containers.

LAND DEVELOPMENT SEGMENT

Our Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment currently holds approximately 6,500 acres of real estate located in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. An internal sales force markets this land to third parties for residential and commercial development, real estate investment and land conservation. The primary source of revenue for this segment is land sales. Such revenue is only recognized when land is sold. Accordingly, Land Development segment revenues may vary significantly from period to period. We expect the liquidation of our remaining land holdings to be substantially complete in the next twelve to eighteen months.

COMPETITION

Competition is intense in the markets served by our Paperboard Packaging and Plastic Packaging segments, both from large companies and from local and regional producers. We compete by differentiating ourselves through product design, process capabilities, operational competence and exceptional customer service.

Major paperboard packaging competitors include Akerlund & Rausing; Algroup; Amcor Limited; Mayr-Melnhof Packaging UK Limited, a subsidiary of Mayr-Melnhof Karton AG; MY Holdings, a subsidiary of Nampak Ltd.; Van Genechten Packaging; and MeadWestvaco Corporation. In addition, in response to customer demand for pan-European sources of supply in pharmaceutical and healthcare markets, some smaller producers have also entered into pan-European trading alliances. Examples of such alliances include Copapharm Europe (an alliance of British, German, Spanish, French, Italian and Swiss carton manufacturers which supplies folding cartons to the European pharmaceutical industry) and Pharmapact (an alliance of British, German, French and Italian multi-product manufacturers which supplies folding cartons, microflute corrugated board, labels, leaflets and specialized systems to the European pharmaceutical industry).

Major plastic packaging competitors include Crown Cork & Seal Company, Inc.; Graham Packaging Company, L.P.; Huhtamaki Van Leer; Nampak Ltd.; PlasPET; RPC Group Plc; Schmalbach-Lubeca, a subsidiary of Amcor Limited; and Waddington Jaycare.

Customers

We have many customers that buy our products, and we are not dependent on any single customer, or group of customers, in any of our business segments. No single customer represents more than 10 percent of our total net sales. Longstanding relationships exist with many customers who place orders on a continuing basis, and we regularly submit bids to customers for new business or renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. Because of the nature of our businesses, order backlogs are not large.

Competitive Strengths

We believe that our competitive strengths include:

  Leading positions in targeted higher-growth, higher-margin markets. We are the leading European supplier of paperboard packaging for pharmaceutical and healthcare products, and a leading supplier for premium branded consumer products including fine spirits and premium confectioneries. In addition, our Plastic Packaging segment is a supplier of HDPE fluorinated barrier containers for niche agrochemicals and other specialty chemicals and fluids markets. We focus on these markets because we believe they offer more growth opportunities and because our value-added services, creative packaging solutions and specialized manufacturing techniques enable us to achieve higher operating margins than in commodity packaging markets.

  Sophisticated design and manufacturing capabilities. Our sophisticated structural and creative package design skills, and significant experience in manufacturing complex package designs, are important competitive strengths. For example, we are a leading European designer and supplier of creative paperboard packaging that supports the brand images of internationally recognized branded products. For these customers, our design skills and ability to manufacture packaging that incorporates design and construction features with intricate graphic and embossed detailing are an important part of marketing their products. Similarly, our pharmaceutical and healthcare customers rely on our ability to provide both regulatory and marketing information in attractive and functional paperboard packaging, while meeting stringent standards for quality and text integrity. In our Plastic Packaging segment, our technical expertise and experience relating to in-line fluorinated blowmolding of HDPE barrier containers is an important competitive strength.

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

  Broad geographic manufacturing network offering pan-European service. We supply value-added paperboard and plastic packaging products throughout the world from a network of 40 paperboard packaging facilities in Europe and North America, and 9 plastic packaging facilities in Europe, Africa and Asia. Our facilities are generally located in close proximity to our largest customers. We offer a pan-European supply network in many of our end-use markets, meeting our customers' needs for reduced delivery times and flexibility in both order size and geography. Both of our core business segments also compete based on their established reputations for quality and innovation, and strong, long-term customer relationships.

Business Strategy

Our objective is to increase our cash flow and profitability by continuing to improve our operating efficiency, and by pursuing internal and external growth within specific end-use markets.

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

  Markets that offer higher growth potential - pharmaceutical and healthcare; multimedia and technology. We believe that global demand for pharmaceutical and healthcare products packaging will grow significantly over the next decade, as a result of global population growth, an aging population in industrialized countries, new drug technology and new regulatory requirements. As the leading supplier of pharmaceutical and healthcare paperboard packaging in Europe, and as a supplier of plastic packaging for pharmaceutical and healthcare products, we expect to benefit from this market growth. We also intend to increase our share of this market by offering a comprehensive range of paperboard packaging, leaflets and labels to pharmaceutical and healthcare customers for global distribution. We believe that the worldwide market for computer equipment, peripherals and software packaging will also grow in the future. We supply folding carton packaging and printed materials associated with these products, such as software packages, labels, manuals and instruction kits.

  Markets where brand positioning and differentiation are important - premium branded products; over-the-counter pharmaceuticals and healthcare. We are a leading European supplier of creative paperboard packaging that supports the brand images of internationally recognized consumer products, such as fine spirits, premium confectioneries, tobacco products, cosmetics and fragrances. For these products, packaging is a significant element of the marketing effort to differentiate and position the products for sale at particular price points. Accordingly, our customers demand increasingly sophisticated structural designs and specialized high-graphic-content packaging. These customers devote a substantial portion of their marketing efforts to packaging, because packaging is a relatively small percentage of the retail price of the product sold. Brand leaders in these markets value our ability to provide sophisticated creative and structural designs, intricate graphic and embossed details, and value-added service enhancements. These process capabilities have led several international manufacturers of premium branded products to designate us as their sole or primary paperboard packaging supplier. Many manufacturers of premium branded products also rely on us to create and supply the packaging for their product range extensions or geographic market expansions, which we believe will continue to generate additional growth opportunities for us.

  Markets that have special packaging requirements - pharmaceuticals and healthcare; agrochemicals and other specialty chemicals. We are a market leader in several of our target end-use markets that have special packaging requirements. In our Paperboard Packaging segment, our pharmaceutical packaging plants comply with the Pharmaceutical Supplier Code of Practice, and individual plants are accredited by their respective pharmaceutical customers, reflecting our ability consistently to satisfy the stringent quality standards of our customers. As a result of our ability to provide innovative packaging solutions (such as special features designed to prevent counterfeiting of prescription drugs and custom dose "patient packs"), together with leaflets and labels, often in multiple languages, we are the largest supplier of pharmaceutical and healthcare packaging in Europe. In our Plastic Packaging segment, our proprietary process for blow molding of fluorinated HDPE barrier containers has helped us to achieve a significant position in the European market for such containers.

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

Improved Operating Efficiency and Profitability. We are focused on improving the operating efficiency and profitability of our businesses. Over the past three years, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of several smaller specialty packaging acquisitions. We have consolidated the sales, marketing and administrative functions of these businesses, which we expect will result in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we have rationalized our manufacturing facilities by closing five redundant or underutilized paperboard packaging facilities since 2000. We believe that improving our efficiency will enhance our competitive position, enabling us to retain or increase our market share while improving cash flow.

RISKS AND UNCERTAINTIES

The information presented in Exhibit 99.1 of this report is incorporated herein by reference. In addition, the information presented under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and "Notes to Consolidated Financial Statements, Note 8 - Financial Instruments and Risk Concentrations" of our 2002 Annual Report is incorporated herein by reference.

ENVIRONMENTAL

The information presented under the caption "Notes to Consolidated Financial Statements, Note 14 - Commitments and Contingencies - Environmental Matters" of our 2002 Annual Report is incorporated herein by reference.

EMPLOYEES

At December 29, 2002, we had 5,835 employees. Some of our employees are represented by various trade unions or workers' councils in each of the countries in which we operate. We believe that our relations with our employees are good.

SEASONALITY

We compete in several end-use markets, such as fine spirits, premium confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year.

RESEARCH AND DEVELOPMENT

The Company conducts continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

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

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website address is www.cskcorp.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents that we file with or furnish to the Securities and Exchange Commission (the "SEC") pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item 2. Properties

We believe that our production facilities are well maintained and in good operating condition, and are utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations. From time to time, we also lease additional warehouse space and sales offices on an as-needed basis. A summary of our primary locations is presented below.

Paperboard Packaging
Belgium: Bornem, Brussels, Gent
England: Bedford, Birmingham, Bourne*, Bradford, Bristol, Greenford, Leicester, Loughborough*, Newcastle, Nottingham, Portsmouth*, Tewkesbury, Thatcham*
France: Angoulême, Avallon, Bordeaux*, Ezy sur Eure, Lisses, Migennes, St. Pierre des Corps, Ussel*
Germany: Bremen, Bunde, Düren, Frankfurt, Stuttgart
Netherlands: Oss
Northern Ireland: Belfast
Republic of Ireland: Dublin, Limerick, Westport
Scotland: Bellshill, East Kilbride, Glasgow
Spain: Madrid
United States: Lexington, NC
Wales: Wrexham*

Plastic Packaging
England: Crewe
France: St. Etienne*
Mauritius: Port Louis***
Northern Ireland: Lurgan
People's Republic of China: Kunshan (2)**
Republic of Ireland: Cavan
South Africa: Harrismith***, Capetown***

Land Development
United States: West Point, VA

Corporate Headquarters
United States: Richmond, VA*

* Leased facility
** 1 facility owned by a joint venture in which we own a 50 percent interest; 1 facility leased
*** Facility leased by a joint venture in which we own a 70 percent interest

Item 3. Legal Proceedings

On March 26, 2001, the SEC issued a formal order that a private investigation be conducted concerning matters related to our financial reporting. The investigation is based on SEC inquiries arising out of our restatement of earnings in 2000 related to the United States display business of a subsidiary included in our former Merchandising and Specialty Packaging segment. We are cooperating with the SEC in the investigation and the outcome of the investigation cannot yet be determined.

In addition, the information presented in "Notes to Consolidated Financial Statements, Note 14 - Commitments and Contingencies" of our 2002 Annual Report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The name and age of each executive officer of the Company as of February 28, 2003, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Thomas H. Johnson (53)

Chairman, President & Chief Executive Officer since 2000
President & Chief Executive Officer (1997-2000)

Keith Gilchrist (54)

Executive Vice President and Chief Operating Officer since 2001
Executive Vice President-European Specialty Packaging (1999-2001)
Chief Executive, Field Group plc since 1991

Andrew J. Kohut (44)

Executive Vice President & Chief Financial Officer since 2001
Senior Vice President-Strategic Business Development (1998-2001)
Group Vice President-Chesapeake Display and Packaging Company (1996-1998)

J. P. Causey Jr. (59)

Executive Vice President, Secretary & General Counsel since 2001
Senior Vice President, Secretary & General Counsel (1995-2001)

Martin H. O'Connell (52)

Senior Vice President-Plastics and Luxury Packaging since 2001
Deputy Chief Executive, Field Group, plc (1999-2001)
Director, International and Branded Division, Field Group, plc (1996-1999)

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The dividend and stock price information presented under the caption "Recent Quarterly Results" of our 2002 Annual Report is incorporated herein by reference. Our common stock is listed on the New York Stock Exchange under the symbol "CSK". As of February 28, 2003, there were 4,155 holders of record of the Company's common stock.

We have certain loan agreements related to a portion of our debt which contain certain limits on our ability to pay dividends. See "Notes to Consolidated Financial Statements, Note 7 - Long-Term Debt" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of our 2002 Annual Report, incorporated herein by reference.

The following table provides information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans as of December 29, 2002.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	-------------------	--------------------	--------------------
Equity compensations plans approved by security holders	1,786,601	28.21	3,246,334
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	-------------------	--------------------	--------------------
Total	1,786,601	28.21	3,246,334
	-------------------	--------------------	--------------------

See "Notes to Consolidated Financial Statements, Note 12 - Stock Option and Award Plans" of our 2002 Annual Report, incorporated herein by reference, for information regarding the material features of the above plans.

Item 6. Selected Financial Data

The information presented under the caption "Five-Year Comparative Record" of our 2002 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" of our 2002 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of our 2002 Annual Report are incorporated herein by reference. The "Report of Independent Accountants" as presented in our 2002 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information presented under the captions "Information Concerning Nominees," "Directors Continuing in Office," and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 23, 2003 (the "2003 Proxy Statement"), and the information presented under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, is incorporated herein by reference.

Item 11. Executive Compensation

The information presented under the captions "Compensation of Directors" and "Executive Compensation" of our 2003 Proxy Statement (excluding, however, the information presented under the subheading "Audit Committee Report") is incorporated herein by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of our 2003 Proxy Statement is incorporated herein by reference.

The information presented under the caption "Market for the Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information" in Part II of this Form 10-K is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information presented under the caption "Certain Relationships and Related Transactions" of our 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

Within the 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 29, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. Documents

(i) Financial Statements

Our consolidated balance sheets as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders' equity for each of the three fiscal years in the period ended December 29, 2002, including the notes thereto, are presented in our 2002 Annual Report and are incorporated herein by reference. The "Report of Independent Accountants" as presented in our 2002 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 2, 3, 5, 6, 7, 7a and 8 of this Form 10-K, no other data appearing in our 2002 Annual Report is deemed to be "filed" as part of this Form 10-K.

(ii) Financial Statement Schedules

None required.

(iii) Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 30-33 hereof. Exhibits 10.1 - 10.20 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

b. Reports on Form 8-K

(i)

Current Report on Form 8-K, dated October 24, 2002, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of third quarter 2002 earnings and filing the script of a conference call with investors discussing the third quarter 2002 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHESAPEAKE CORPORATION
(Registrant)
February 19, 2003

	By	/s/ ANDREW J. KOHUT
Andrew J. Kohut
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ DAVID FELL	By	/s/ FRANK S. ROYAL
	Sir David Fell		Dr. Frank S. Royal
	Director		Director

By	/s/ THOMAS H. JOHNSON	By	/s/ WALLACE STETTINIUS
	Thomas H. Johnson		Wallace Stettinius
	Chairman, President &		Director
Chief Executive Officer
	(Principal Executive Officer)	By	/s/ RICHARD G. TILGHMAN
Richard G. Tilghman
By	/s/ ANDREW J. KOHUT		Director
Andrew J. Kohut
	Executive Vice President &	By	/s/ JOSEPH P. VIVIANO
	Chief Financial Officer		Joseph P. Viviano
	(Principal Financial Officer)		Director

By	/s/ KEITH GILCHRIST	By	/s/ HARRY H. WARNER
	Keith Gilchrist		Harry H. Warner
	Executive Vice President and		Director
Chief Operating Officer
		By	/s/ HUGH V. WHITE, JR.
By	/s/ JAMES E. ROGERS		Hugh V. White, Jr.
	James E. Rogers		Director
Director
		By	/s/ CHRISTINE R. VLAHCEVIC
By	/s/ JOHN W. ROSENBLUM		Christine R. Vlahcevic
	Dr. John W. Rosenblum		Controller
	Director		(Principal Accounting Officer)

Each of the above signatures is affixed as of February 19, 2003.

CERTIFICATIONS

I, Thomas H. Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K of Chesapeake Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 19, 2003
/s/ Thomas H. Johnson
Thomas H. Johnson
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

I, Andrew J. Kohut, certify that:

1.	I have reviewed this annual report on Form 10-K of Chesapeake Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 19, 2003
/s/ Andrew J. Kohut
Andrew J. Kohut
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
2.1

Purchase Agreement, dated as of April 30, 1997, by and between Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent Paperboard (U.S.) Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 23, 1997, and incorporated herein by reference)

2.2

Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.3

Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.4

Second Amended and Restated Indemnity Agreement, dated as of May 1, 2000, between WTM I Company, formerly Wisconsin Tissue Mills Inc., and Georgia-Pacific Corporation (filed as Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

2.5

Purchase Agreement, dated as of January 21, 2001, by and among Georgia-Pacific Corporation, WTM I Company, Chesapeake Corporation and Georgia-Pacific Tissue, LLC (filed as Exhibit 2.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

2.6

Stock Purchase Agreement by and between Chesapeake Corporation and Inland Paperboard and Packaging, Inc., dated April 5, 2001 (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

2.7

Asset Purchase Agreement by and between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, dated April 20, 2001 (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

2.8

Amendment No. 1, dated as of July 1, 2001, to the Asset Purchase Agreement made as of April 20, 2001, between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, (filed as Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference)

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2001, and incorporated herein by reference)
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

10.20	Executive Employment Agreement with Martin H. O'Connell, dated March 24, 1999, filed herewith
11.1	Computation of Net Income Per Share of Common Stock, filed herewith
13.1	Portions of the Chesapeake Corporation Annual Report to Stockholders for the fiscal year ended December 29, 2002, filed herewith
21.1	Subsidiaries, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
99.1	Risk factors, filed herewith