Form 10-Q
period 2003-03-30
CHESAPEAKE CORP /VA/
filed 2003-05-08
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Number of shares of $1.00 par value common stock outstanding as of April 25, 2003:
15,309,014 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters ended March 30, 2003, and March 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at March 30, 2003, and December 29, 2002 . . . . .	4
	Consolidated Statements of Cash Flows - Three Months ended March 30, 2003, and March 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . .	22
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		24
Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		25

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended
	Mar. 30, 2003	Mar. 31, 2002

Net sales	$217.5	$182.1

Costs and expenses:
Cost of products sold	175.2	150.2
Selling, general and administrative expenses	29.8	22.0
Other income, net	2.8	1.6

Income before interest and taxes	15.3	11.5

Interest expense, net	11.8	11.9

Income (loss) before taxes	3.5	(0.4)
Income tax expense (benefit)	0.8	(0.1)

Net income (loss)	$2.7	$(0.3)

Earnings (loss) per share:
Basic	$0.18	$(0.02)

Diluted	$0.18	$(0.02)

Weighted average number of common shares outstanding:
Basic	15.1	15.1

Diluted	15.1	15.1

Cash dividends declared per share of common stock	$0.22	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Mar. 30, 2003	Dec. 29, 2002
ASSETS

Current assets:
Cash and cash equivalents	$23.3	$15.7
Accounts receivable (less allowance of $4.7 and $4.5)	146.6	144.1

Inventories:
Finished goods	61.4	58.1
Work-in-process	18.1	18.9
Materials and supplies	24.7	25.4

Total inventories	104.2	102.4

Prepaid expenses	14.1	15.9
Income tax receivable	3.7	9.6

Total current assets	291.9	287.7

Property, plant and equipment, at cost	531.1	518.3
Less accumulated depreciation	156.6	141.9

	374.5	376.4

Goodwill	573.1	583.8
Other assets	105.1	105.0

Total assets	$1,344.6	$1,352.9

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Mar. 30, 2003	Dec. 29, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$101.4	$103.7
Accrued expenses	82.6	81.6
Income taxes payable	9.0	10.3
Current maturities of long-term debt	8.1	5.4
Dividends payable	3.4	3.3
Deferred income taxes	0.4	0.4

Total current liabilities	204.9	204.7

Long-term debt	483.6	486.0
Environmental liabilities	73.9	73.8
Pensions and postretirement benefits	74.2	76.6
Deferred income taxes	27.5	25.9
Other long-term liabilities	8.2	9.3

Total liabilities	872.3	876.3

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding 15,299,902 shares in 2003 and 15,155,402 shares in 2002, respectively	15.3	15.2
Additional paid-in-capital	3.9	0.3
Unearned compensation	(3.6)	-
Accumulated other comprehensive loss	(59.7)	(56.0)
Retained earnings	516.4	517.1

Total stockholders' equity	472.3	476.6

Total liabilities and stockholders' equity	$1,344.6	$1,352.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	Mar. 30, 2003	Mar. 31, 2002

Operating activities:
Net income (loss)	$2.7	$(0.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12.9	11.4
Deferred income taxes	1.6	(1.4)
Gain on sales of property, plant and equipment	(0.8)	(0.7)
Undistributed earnings of affiliates	(0.1)	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(1.3)	5.7
Inventories	(1.5)	1.6
Other assets	1.6	3.1
Accounts payable	(2.5)	(5.9)
Accrued expenses	2.8	(9.6)
Income taxes payable	4.6	1.6
Other	(0.4)	(0.4)

Net cash provided by operating activities	19.6	5.1

Investing activities:
Purchases of property, plant and equipment	(15.6)	(10.1)
Proceeds from sales of property, plant and equipment	2.0	5.8
Proceeds from notes receivable	-	18.9

Net cash (used in) provided by investing activities	(13.6)	14.6

Financing activities:
Net borrowings (payments) on lines of credit	18.0	(2.9)
Payments on long-term debt	(13.2)	(6.7)
Proceeds from long-term debt	-	0.3
Debt issue costs	-	(0.5)
Dividends paid	(3.3)	(3.3)
Other	0.1	0.2

Net cash provided by (used in) financing activities	1.6	(12.9)

Increase in cash and cash equivalents	7.6	6.8
Cash and cash equivalents at beginning of period	15.7	20.1

Cash and cash equivalents at end of period	$23.3	$26.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited, except for the December 29, 2002, consolidated balance sheet, which was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal years 2003 and 2002 both contain 52 weeks.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2003 interim period are not necessarily indicative of the results that may be expected for the full year. Certain prior-year data have been reclassified to conform to the 2003 presentation.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Stock Options

Chesapeake uses the intrinsic-value-based method of accounting for our stock option plans. Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	Quarters Ended
	Mar. 30, 2003	Mar. 31, 2002
Stock-based compensation expense, net of tax, included in net income (loss) as reported	$0.1	$-

Net income (loss) as reported	$2.7	$(0.3)
Additional stock-based compensation expense, net of tax	0.3	0.4

Pro forma net income (loss)	$2.4	$(0.7)

Earnings per share
As reported:
Basic	$0.18	$(0.02)
Diluted	0.18	(0.02)
Pro forma:
Basic	$0.16	$(0.05)
Diluted	0.16	(0.05)

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future years.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. We adopted SFAS 143 as of the beginning of fiscal year 2003, and it did not have a material impact on our financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, be classified as an extraordinary item, net of related income tax effect. Under SFAS 145, the criteria in APB Opinion 30 will now be used to classify those gains and losses. We adopted SFAS 145 as of the beginning of fiscal year 2003, and it did not have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS 146 as of the beginning of fiscal year 2003, and it did not have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. We adopted FIN 46 as of the end of the first quarter of 2003, and it did not have a material impact on our financial statements.

Note 2. Earnings Per Share ("EPS")

Basic EPS is calculated using the weighted-average number of outstanding common shares during each period. Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares during each period. Diluted EPS reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock that would then share in earnings. Outstanding stock options and equity-based compensation represent the only potentially dilutive effects on our weighted-average shares.

There were no adjustments to net income and there were no dilutive shares as of March 30, 2003, and March 31, 2002, for purposes of calculating diluted EPS. As of March 30, 2003, and March 31, 2002, 2.0 million and 1.1 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because their exercise or conversion prices were greater than the average market price of the common stock during the period and, therefore, their effect is antidilutive.

Note 3. Comprehensive Income

Comprehensive income (loss) is as follows:

(in millions)	Quarters Ended
	Mar. 30, 2003	Mar. 31, 2002

Net income (loss)	$2.7	$(0.3)
Foreign currency translation	(5.3)	(10.1)
Change in fair market value of derivatives, net of tax	0.8	0.1
Minimum pension liability, net of tax	0.8	0.1

Comprehensive loss	$(1.0)	$(10.2)

During the first quarter of 2002, a 33 million pounds sterling notional amount interest rate swap was terminated and approximately $0.8 million was reclassified from comprehensive income to interest expense.

Note 4. Acquisitions and Dispositions

As part of our sale of discontinued operations, on July 30, 2001, we completed the sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company to CorrFlex Graphics, LLC ("CorrFlex"). Under the terms of the sale, we received approximately $3.5 million in cash and $33 million in promissory notes of CorrFlex, consisting of an $18 million term note and a $15 million performance note collateralized by subordinated liens on substantially all of the assets of CorrFlex. During the first quarter of 2002, we received cash payments of $18.9 million for prepayment on the term note, and the $15 million performance note was exchanged for a $6 million term note. In the third quarter of 2002, we received a final cash payment of $6 million for prepayment on the term note.

Note 5. Restructuring Charges

In 2001, the Paperboard Packaging segment incurred approximately $2.8 million of severance costs for approximately 100 employees, primarily as a result of the integration of its recent acquisitions. As of March 30, 2003, severance benefits have been paid to all affected employees and the reserve has been substantially utilized.

The Paperboard Packaging segment recorded a charge of approximately $2.6 million in the second quarter of 2002 for severance costs for approximately 120 employees related to the closure of a facility in England and the consolidation of two facilities in Scotland. As of March 30, 2003, severance benefits have been paid to all affected employees and the reserve has been substantially utilized.

An analysis of the restructuring reserve as of March 30, 2003, is as follows:

(in millions)	Total

Balance, December 29, 2002	$0.9
Cash payments 2003	(0.5)
Foreign currency translation/other	(0.4)

Balance, March 30, 2003	$-

Note 6. Income Taxes

The effective tax rate for the first quarter of 2003 was approximately 22 percent compared to an effective tax rate of approximately 25 percent for the first quarter of 2002. The full year effective tax rate for 2002 was approximately 22 percent.

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

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for purposes of natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company, NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the United States Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites.

In October 2001, the Wisconsin Department of Natural Resources ("DNR") and EPA released for public comment a draft remedial investigation/feasibility study ("RI/FS") and proposed remedial action plan ("PRAP") for the Fox River site. The PRAP proposed remediation of the site based on a combination of (a) large-scale dredging and disposal of contaminated sediment and (b) natural attenuation. The dredging portion of the proposed remediation applies an action level of 1 part per million of PCB contamination as the standard for sediment removal. WT and the other PRPs commented on the RI/FS and PRAP during the public comment period. The cost estimated by EPA and DNR in the PRAP for implementing the remedy proposed in the PRAP for the site was approximately $308 million, of which approximately $57.6 million related to that segment of the Fox River site designated as Operable Unit 1 ("OU1") and approximately $9.9 million related to that segment of the Fox River site designated as Operable Unit 2 ("OU2"). A preliminary study by consultants for the PRPs estimates that the cost of the remediation and restoration proposed in the PRAP may be understated and could range from $743 million to $1.59 billion. The principal differences between the cost estimated by EPA and DNR in the PRAP and the cost estimated by the PRPs' consultants are assumptions of the volume of sediment to be dredged and disposed of in order to meet the clean-up standards proposed in the PRAP and the unit cost of removal and disposal.

In January 2003, DNR and EPA released a Record of Decision (the "ROD") for OU1 and OU2 of the Fox River site. A second record of decision addressing the remainder of the river and Green Bay (Operable Units 3, 4 and 5) is to be issued in the future. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The ROD estimates that the proposed dredging remedy will be accomplished over a six year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the ROD proposes a remedy of monitored natural recovery over a 40 year period, and the ROD states that the present-worth cost of which is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6 percent.

Based on information available to us at this time, we believe that the range of reasonable estimates of the total cost of remediation and restoration for the Fox River site is $256 million to $1.59 billion. The low end of this range assumes costs estimated in the PRAP and the ROD and takes into account the -30 percent engineering estimating factor. The upper end of the range assumes costs estimated in a preliminary analysis of the PRAP costs by the PRPs' consultant, which includes the +50 percent engineering estimating factor. We believe that the upper limit of the reasonably likely total cost of remediation and restoration for the Fox River site is $1.59 billion. The PRAP and the ROD indicate that most of the active remediation and restoration at the site is expected to take place in the next 10 years.

Based on current information and advice from our environmental consultants, we believe that the 1 part per million remedial action level, and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move) and dispose of the sediment off-site, as contemplated by the ROD for OU1 and the PRAP (for portions of the remainder of the river not in OU1 or OU2) are excessive and would be environmentally detrimental and therefore inappropriate. The ROD includes provisions that a contingent remedy consisting of a combination of dredging and capping may be implemented if such remedy would provide the same level of protection to human health and the environment as the selected remedy. We believe that alternative remedies that are less intrusive than those proposed in the ROD and the PRAP are more environmentally appropriate, cost effective and responsible methods of managing the risks attributable to the sediment contamination. Any enforcement of a definitive remedial action plan may be subject to judicial review.

On October 25, 2000, the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs at the Fox River site. The RCDP states that the final natural resource damage claim (which is separate from, and in addition to, the remediation and restoration costs that will be associated with remedial action plans) will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates additional costs of restoration to address present and future PCB damages in a range of $111 million to $268 million. To date, the State of Wisconsin has not issued any estimate of natural resource damages. We believe, based on the information currently available to us, that the estimate of natural resource damages in the RCDP represents the reasonably likely upper limit of the total natural resource damages. We believe that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments on the RCDP to that effect. No final assessment of natural resource damages has been issued.

Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the remediation and restoration costs and natural resource damages, subject to a right of contribution from other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party activities based upon factors including their respective contributions to the alleged contamination, equitable considerations and their ability to pay. In draft analyses by DNR and federal government consultants, the volume of WT's PCB discharges into the Fox River has been estimated to range from 2.72 percent to 10 percent of the total discharges of PCBs. This range may not be indicative of the share of the cost of the remediation and restoration and natural resource damages that ultimately will be allocated to WT because of: inaccuracies or incompleteness of information about mill operations and discharges; inadequate consideration of the nature and location of various discharges of PCBs to the river, including discharges by persons other than the named PRPs and the relationship of those discharges to identified contamination; uncertainty of the geographic location of the remediation and restoration eventually performed; uncertainty about the ability of other PRPs to participate in paying the costs and damages; and, in certain cases, uncertainty about the extent of responsibility of the manufacturers of the carbonless paper recycled by WT which contained the PCBs. We have evaluated the ability of other PRPs to participate in paying the remediation and restoration costs and natural resource damages based on our estimate of their reasonably possible shares of the liability and on public financial information indicating their ability to pay such shares. While we are unable to determine at this time what shares of the liability for the Fox River costs will be paid by the other identified PRPs (or other entities who are subsequently determined to have liability), based on information currently available to us and the analysis described above, we believe that most of the other PRPs have the ability to pay their reasonably possible share of the liability.

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time, due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site may fall within the range of $32 million to $140 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the ROD for OU1 and OU2 and in the PRAP for the remainder of the site, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the ROD and the PRAP, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

We believe that, pursuant to the terms of a stock purchase agreement between Chesapeake and Philip Morris Incorporated (now known as Philip Morris USA Inc., or "PM USA," a wholly owned subsidiary of Altria Group, Inc.), a former owner of WT, we are entitled to substantial indemnification from PM USA with respect to the liabilities related to this matter. Based on the terms of that indemnity, we believe that the costs and damages within our estimated range of liability should be indemnified by PM USA. We understand, however, that PM USA is subject to certain risks (including litigation risk in cases relating to health concerns regarding the use of tobacco products, and bonding requirements associated with PM USA's appeal of adverse court rulings). Accordingly, there can be no assurance that PM USA will be able to satisfy its indemnification obligations in the future. However, PM USA is currently meeting its indemnification obligations under the stock purchase agreement and, based on our review of currently available financial information, we believe that PM USA has the financial ability to continue to meet its indemnification obligations.

Pursuant to the Joint Venture Agreement for the Tissue JV, WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on currently available information, we believe that if remediation and restoration are done in an environmentally appropriate, cost effective and responsible manner, and if natural resource damages are determined in a reasonable manner, the matter is unlikely to have a material adverse effect on our financial position or results of operations. However, because of the uncertainties described above, there can be no assurance that the ultimate liability with respect to the lower Fox River site will not have a material adverse effect on our financial position or results of operations.

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

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental liabilities totaled approximately $74.0 million as of March 30, 2003. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price, (ii) limited by time within which indemnification claims must be asserted (often between one and three years), and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation, or a deductible or "basket". For these reasons, we are unable to estimate the maximum amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the matters discussed in Environmental Matters above, as of March 30, 2003, our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to the customer on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the extent of the liability, or by the time period within which a claim must be asserted. As of March 30, 2003, our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of March 30, 2003, our liability under such service agreements was immaterial.

Note 8. Segment Disclosure

We currently conduct our business in three segments: the Paperboard Packaging segment, the Plastic Packaging segment and the Land Development segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Its primary end-use markets are pharmaceuticals and healthcare; premium branded products (such as fine spirits, premium confectioneries, tobacco products and luxury goods, such as cosmetics and fragrances); and food and household. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Its primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. The Land Development segment holds approximately 4,000 acres of real estate in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. The Land Development segment markets this land to third parties for residential and commercial development, real estate investment and land conservation. General corporate expenses are shown as Corporate. The following tables summarize the net sales, earnings before interest and taxes, identifiable assets and depreciation for each of our segments:

(in millions)	First Quarter
	2003	2002
Net sales:
Paperboard Packaging	$182.5	$155.0
Plastic Packaging	30.7	25.2
Land Development	4.3	1.9

	$217.5	$182.1

Earnings before interest and taxes:
Paperboard Packaging	$12.4	$11.5
Plastic Packaging	3.0	2.3
Land Development	3.6	1.1
Corporate	(3.7)	(3.4)

	$15.3	$11.5

(in millions)	Mar. 30, 2003	Dec. 29, 2002
Identifiable assets:
Paperboard Packaging	$1,066.7	$1,068.3
Plastic Packaging	154.5	151.7
Land Development	23.8	29.6
Corporate	99.6	103.3

	$1,344.6	$1,352.9

Depreciation:
Paperboard Packaging	$10.3	$9.3
Plastic Packaging	2.5	1.9
Corporate	0.1	0.2

	$12.9	$11.4

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 8 to the Consolidated Financial Statements, EBIT by segment excludes any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. It is not, however, intended as an alternative measure of operating results as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our definition of segment EBIT is not necessarily comparable to similarly titled measures for other companies.

The following table sets forth first quarter net sales and EBIT by business segment:

Sales and EBIT by Segment
(in millions)	Quarter Ended Mar. 30, 2003		Quarter Ended Mar. 31, 2002
	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$182.5	$12.4	$155.0	$11.5
Plastic Packaging	30.7	3.0	25.2	2.3
Land Development	4.3	3.6	1.9	1.1
Corporate/Other	-	(3.7)	-	(3.4)

Total	$217.5	$15.3	$182.1	$11.5

First quarter net sales in 2003 were $217.5 million, an increase of $35.4 million over first quarter net sales in 2002. Approximately 86 percent of the increase, or $30.3 million, was due to changes in currency translation rates. The remaining increase in net sales was primarily due to increased sales volumes in the pharmaceutical and luxury paperboard packaging market sectors and increased land sales. Some of our market sectors, such as pharmaceutical, premium branded and tobacco, have been more resilient during uncertain economic conditions and have had steadier demand characteristics. In addition, sales in the French luxury goods market increased in the first quarter of 2003 compared to the first quarter of 2002, and we have recently secured several new orders in this market.

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of 2003 was $42.3 million compared to $31.9 million for the first quarter of 2002. Approximately $5.4 million of the increase was due to changes in currency translation rates. The remaining increase was primarily due to lower employment costs. Gross margin as a percentage of net sales increased approximately 2 percent, from 17 percent in the first quarter of 2002 to approximately 19 percent in the first quarter of 2003. The greatest improvements in gross margin were seen in the Paperboard Packaging segment and the Land Development segment.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the first quarter increased from 12 percent in 2002 to 14 percent in 2003, primarily as a result of severance and facility rationalization costs of approximately $1.7 million in the Paperboard Packaging segment and increased insurance and pension costs of approximately $1.7 million in nearly all segments.

Other income, net, increased $1.2 million for the first quarter of 2003 compared to the first quarter of 2002. The first quarter of 2003 included a gain of approximately $0.6 million on the sale of the Congleton, England plant site that was closed in 2002.

EBIT for the first quarter of 2003 was $15.3 million compared to EBIT of $11.5 million for the first quarter of 2002. Approximately $2.1 million of the increase in EBIT for the first quarter of 2003 was due to changes in currency translation rates.

Net interest expense of $11.8 million for the first quarter of 2003 decreased slightly from $11.9 million in the first quarter of 2002. This decrease was primarily due to the reclassification of approximately $0.8 million of interest expense from comprehensive income in 2002 due to the termination of an interest rate swap, offset by changes in currency translation rates in 2003 that increased net interest expense by $0.9 million. The remaining difference was due to lower debt levels on a local currency basis.

The effective tax rate for the first quarter of 2003 was approximately 22 percent compared to an effective tax rate of 25 percent for the first quarter of 2002. The full year effective tax rate for 2002 was approximately 22 percent. The decrease of 3 percent in the effective tax rate was primarily the result of a lower effective state income rate in the first quarter of 2003 compared to the first quarter of 2002.

Net income for the first quarter of 2003 was $2.7 million, or $0.18 per diluted share, compared to a net loss of $0.3 million, or $0.02 per diluted share, for the first quarter of 2002.

Segment Information

Paperboard Packaging

(in millions)			Increase
	2003	2002	$	%
First Quarter:
Net sales	$182.5	$155.0	27.5	17.7
EBIT	12.4	11.5	0.9	7.8
Operating margin	6.8%	7.4%

Net sales of $182.5 million for the first quarter of 2003 were 18 percent higher than net sales of $155.0 million for the first quarter of 2002. Approximately 89 percent of this increase was due to changes in currency translation rates. The remaining increase was primarily due to increased sales volumes in the pharmaceutical and luxury packaging sectors, partially offset by decreased sales volumes associated with the 2002 closure of the Congleton, England plant in the food and household sector.

EBIT for the first quarter of 2003 was $12.4 million compared to $11.5 million for the first quarter of 2002. The first quarter of 2003 included a currency translation benefit of $1.5 million and a gain of approximately $0.6 million for the sale of the Congleton, England plant site, which was closed in 2002. These increases were partially offset by severance and facility rationalization costs incurred primarily in the food and household and premium branded market sectors in 2003 that totaled approximately $1.7 million in SG&A expenses. Additionally, this segment is beginning to see the benefits from the 2002 Scottish factory consolidation in the premium branded market sector. Nearly all sectors within the Paperboard Packaging segment benefited from improved plant utilization and efficiencies in the first quarter of 2003 compared to the first quarter of 2002.

Plastic Packaging

(in millions)			Increase
	2003	2002	$	%
First Quarter:
Net sales	$30.7	$25.2	5.5	21.8
EBIT	3.0	2.3	0.7	30.4
Operating margin	9.8%	9.1%

Net sales of $30.7 million for the first quarter of 2003 were up 22 percent compared to net sales of $25.2 million for the first quarter of 2002. EBIT for the Plastic Packaging segment increased to $3.0 million in the first quarter of 2003, compared to $2.3 million in the first quarter of 2002. Excluding the impact of changes in currency translation rates, both net sales and EBIT for the first quarter of 2003 were essentially flat compared to the first quarter of 2002. In this segment, additional revenues resulting from a higher margin mix of business were offset by higher operating costs, including increased resin prices resulting from higher oil prices.

Land Development

(in millions)			Increase
	2003	2002	$	%
First Quarter:
Net sales	$4.3	$1.9	2.4	126.3
EBIT	3.6	1.1	2.5	227.3
Operating margin	83.7%	57.9%

EBIT for the Land Development segment of $3.6 million for the first quarter of 2003 increased from $1.1 million for the first quarter of 2002 due to the timing of land sales. We expect the liquidation of the remaining land holdings to be substantially complete in the next 9 to 15 months.

Liquidity and Financial Position

Net cash provided by operating activities in the first quarter of 2003 of $19.6 million compared to net cash provided by operating activities of $5.1 million in the first quarter of 2002. The increase in net cash provided by operating activities for the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a decrease in working capital, which included income tax refunds of approximately $9.2 million in the first quarter of 2003.

Net cash used in investing activities in the first quarter of 2003 of $13.6 million compared to net cash provided by investing activities of $14.6 million in the first quarter of 2002. The cash used in investing activities in the first quarter of 2003 was primarily used for capital expenditures, while the cash provided by investing activities in the first quarter of 2002 primarily reflected the receipt of cash payments on the notes received from CorrFlex in connection with the 2001 sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company, partially offset by capital expenditures. Capital spending for the first quarter of 2003 included approximately $7.2 million related to the construction of two new plant sites in Germany in the Paperboard Packaging segment.

Net cash provided by financing activities in the first quarter of 2003 was $1.6 million, compared to net cash used in financing activities of $12.9 million in the first quarter of 2002. Cash used in financing activities in the first quarter of 2002 consisted primarily of payments on our long-term debt and credit facilities using the proceeds received from CorrFlex. We paid cash dividends of $3.3 million, $0.22 per share, in the first quarter of both 2003 and 2002.

Our debt, net of cash, at March 30, 2003, was $468.4 million, down $7.3 million compared to December 29, 2002. Without the effects of changes in currency translation rates, net debt decreased approximately $2.2 million. Our net debt-to-capital ratio of 48.4 percent as of March 30, 2003, was comparable to the net debt-to-capital ratio of 48.6 percent at December 29, 2002. (Capital consists of total debt, net of cash, plus long-term deferred tax liabilities and stockholders' equity.)

Our anticipated cash requirements during 2003 are primarily to fund capital expenditures, pay dividends and reduce long-term debt. We expect to fully fund our cash requirements in 2003 with cash generated from operations, utilizing the borrowing capacity available under the senior credit facility to fund any short-term seasonal cash flow fluctuations. Our senior credit facility matures in 2005; we anticipate replacing this facility prior to its maturity.

We were in compliance with all of our debt covenants as of the end of the first quarter of 2003. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; and (d) deferred tax assets. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2002 fiscal year end.

Environmental

We have a strong commitment to protecting the environment. See Note 7 to the Consolidated Financial Statements for additional information on environmental matters.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Seasonality

We compete in several end-use markets, such as fine spirits, premium confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity expected during the third and fourth quarters of the year.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; possible recessionary trends in United States and global economies; governmental policies and regulations; interest rates; fluctuations in currency translation rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 29, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our evaluation.

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

In addition, reference is made to Note 7 of the Notes to Consolidated Financial Statements included herein.

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits:
	99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
(i)
Current Report on Form 8-K, dated January 28, 2003, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") the announcement of fourth quarter and full-year 2002 results, and filing the manuscript of a conference call with investors discussing the fourth quarter and full-year 2002 earnings

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: May 8, 2003	BY:	/s/ Christine R. Vlahcevic
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

Date:	May 8, 2003
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

Date:	May 8, 2003
/s/ Andrew J. Kohut
Andrew J. Kohut
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)