Form 10-Q
period 2003-06-29
CHESAPEAKE CORP /VA/
filed 2003-07-25
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Number of shares of $1.00 par value common stock outstanding as of July 18, 2003:
15,360,343 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Six Months ended June 29, 2003, and June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at June 29, 2003, and December 29, 2002 . . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Six Months ended June 29, 2003, and June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . .	24
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		26
Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		27

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	Jun. 29, 2003	Jun. 30, 2002	Jun. 29, 2003	Jun. 30, 2002

Net sales	$212.7	$189.0	$430.2	$371.1

Costs and expenses:
Cost of products sold	171.7	153.3	346.9	303.5
Selling, general and administrative expenses	29.0	23.4	58.8	45.4
Restructuring charges	-	2.6	-	2.6
Gain on sale of business	11.2	-	11.2	-
Other income, net	0.8	1.5	3.6	3.1

Earnings before interest and taxes	24.0	11.2	39.3	22.7

Interest expense, net	10.6	11.0	22.4	22.9

Income (loss) before taxes	13.4	0.2	16.9	(0.2)
Income tax expense (benefit)	4.0	(0.1)	4.8	(0.2)

Net income	$9.4	$0.3	$12.1	$-

Earnings per share:
Basic	$0.62	$0.02	$0.80	$-

Diluted	$0.62	$0.02	$0.80	$-

Weighted average number of common shares outstanding:
Basic	15.1	15.1	15.1	15.1

Diluted	15.2	15.3	15.1	15.3

Cash dividends declared per share of common stock	$0.22	$0.22	$0.44	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Jun. 29, 2003	Dec. 29, 2002
ASSETS

Current assets:
Cash and cash equivalents	$14.3	$15.7
Accounts receivable (less allowance of $5.3 and $4.5)	142.8	144.1

Inventories:
Finished goods	70.0	58.1
Work-in-process	19.7	18.9
Materials and supplies	28.2	25.4

Total inventories	117.9	102.4

Prepaid expenses	13.5	15.9
Income tax receivable	5.3	9.6
Deferred income taxes, net	3.8	-

Total current assets	297.6	287.7

Property, plant and equipment, at cost	581.0	518.3
Less accumulated depreciation	188.9	141.9

	392.1	376.4

Goodwill	600.1	583.8
Other assets	104.4	105.0

Total assets	$1,394.2	$1,352.9

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Jun. 29, 2003	Dec. 29, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$109.0	$103.7
Accrued expenses	82.3	81.6
Income taxes payable	9.5	10.3
Current maturities of long-term debt	4.5	5.4
Dividends payable	3.4	3.3
Deferred income taxes	-	0.4

Total current liabilities	208.7	204.7

Long-term debt	508.9	486.0
Environmental liabilities	51.9	73.8
Pensions and postretirement benefits	69.5	76.6
Deferred income taxes	36.6	25.9
Other long-term liabilities	8.0	9.3

Total liabilities	883.6	876.3

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding 15,311,514 shares in 2003 and 15,155,402 shares in 2002, respectively	15.3	15.2
Additional paid-in-capital	4.1	0.3
Unearned compensation	(2.8)	-
Accumulated other comprehensive loss	(28.5)	(56.0)
Retained earnings	522.5	517.1

Total stockholders' equity	510.6	476.6

Total liabilities and stockholders' equity	$1,394.2	$1,352.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	Jun. 29, 2003	Jun. 30, 2002

Operating activities:
Net income	$12.1	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.9	23.2
Deferred income taxes	5.6	(1.3)
Gain on sale of business	(11.2)	-
Gain on sales of property, plant and equipment	(1.3)	(1.0)
Undistributed earnings of affiliates	(0.2)	-
Changes in operating assets and liabilities:
Accounts receivable, net	10.2	0.6
Inventories	(10.1)	3.6
Other assets	2.8	0.8
Accounts payable	(0.3)	5.2
Accrued expenses	(9.6)	(19.5)
Income taxes payable	3.4	(2.2)
Other	(5.4)	0.6

Net cash provided by operating activities	21.9	10.0

Investing activities:
Purchases of property, plant and equipment	(29.7)	(19.8)
Proceeds from sales of property, plant and equipment	2.8	8.4
Proceeds from notes receivable	-	18.9

Net cash (used in) provided by investing activities	(26.9)	7.5

Financing activities:
Net borrowings on lines of credit	59.3	4.7
Payments on long-term debt	(49.1)	(10.5)
Proceeds from long-term debt	0.2	0.4
Debt issue costs	-	(0.6)
Dividends paid	(6.7)	(6.7)
Other	(0.1)	0.5

Net cash provided by (used in) financing activities	3.6	(12.2)

(Decrease) increase in cash and cash equivalents	(1.4)	5.3
Cash and cash equivalents at beginning of period	15.7	20.1

Cash and cash equivalents at end of period	$14.3	$25.4

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2003 interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior-year data have been reclassified to conform to the 2003 presentation.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Stock Options

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Our stock-based compensation plans include stock options and equity-based compensation. We use the intrinsic-value-based method of accounting for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for our stock options, since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table represents the compensation expense, and related effect on earnings, for our stock option plans if the fair value recognition provisions of SFAS 123 had been applied, rather than the intrinsic value method.

(in millions, except per share data)	Quarters Ended		Six Months Ended
	Jun. 29, 2003	Jun. 30, 2002	Jun. 29, 2003	Jun. 30, 2002
Stock-based compensation expense, net of tax, included in net income as reported	$0.5	$0.1	$0.6	$0.1

Net income as reported	$9.4	$0.3	$12.1	$-
Additional stock-based compensation expense, net of tax	0.4	0.4	0.7	0.8

Pro forma net income (loss)	$9.0	$(0.1)	$11.4	$(0.8)

Earnings (loss) per share
As reported:
Basic	$0.62	$0.02	$0.80	$-
Diluted	0.62	0.02	0.80	-
Pro forma:
Basic	$0.60	$(0.01)	$0.75	$(0.05)
Diluted	0.60	(0.01)	0.75	(0.05)

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. We adopted FIN 46 as of the end of the first quarter of 2003, and it did not have a material impact on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect SFAS 149 to have a material impact on our financial statements.

Note 2. Earnings Per Share ("EPS")

Basic EPS is calculated using the weighted-average number of outstanding common shares during each period. Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares during each period. Diluted EPS reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock that would then share in earnings. Outstanding stock options and equity-based compensation represent the only potentially dilutive effects on our weighted-average shares computation.

For purposes of calculating diluted EPS, there were no adjustments to net income as of June 29, 2003, and June 30, 2002, and there were approximately 0.0 million and 0.2 million dilutive common shares as of June 29, 2003, and June 30, 2002, respectively. As of June 29, 2003, and June 30, 2002, 1.7 million and 1.1 million, respectively, potentially dilutive common shares were not included in the computation of diluted EPS because their exercise or conversion prices were greater than the average market price of the common stock during the period and, therefore, their effect is antidilutive.

Note 3. Comprehensive Income

Comprehensive income is as follows:

(in millions)	Quarters Ended		Six Months Ended
	Jun. 29, 2003	Jun. 30, 2002	Jun. 29, 2003	Jun. 30, 2002

Net income	$9.4	$0.3	$12.1	$-
Foreign currency translation	33.7	50.1	28.4	40.0
Change in fair market value of derivatives, net of tax	(0.4)	0.4	0.4	0.5
Minimum pension liability, net of tax	(2.1)	(0.6)	(1.3)	(0.5)

Comprehensive income	$40.6	$50.2	$39.6	$40.0

During the first quarter of 2002, a 33 million pound sterling notional amount interest rate swap was terminated and approximately $0.8 million was reclassified from comprehensive income to interest expense.

Note 4. Acquisitions and Dispositions

During the second quarter of 2003, we settled substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in the second quarter of 2003, which resulted in a gain on sale of business of approximately $11.2 million. See Note 7 for additional information on the previous indemnification obligation and the settlement.

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

Note 5. Restructuring Charges

In 2001, the Paperboard Packaging segment recorded a charge of approximately $2.8 million of severance costs for approximately 100 employees, primarily as a result of the integration of its recent acquisitions. As of June 29, 2003, severance benefits have been paid to all affected employees and the reserve has been substantially utilized.

The Paperboard Packaging segment recorded a charge of approximately $2.6 million in the second quarter of 2002 for severance costs for approximately 120 employees related to the closure of a facility in England and the consolidation of two facilities in Scotland. As of June 29, 2003, severance benefits have been paid to all affected employees and the reserve has been substantially utilized.

An analysis of the restructuring reserve as of June 29, 2003, is as follows:

(in millions)	Total

Balance, December 29, 2002	$0.9
Cash payments 2003	(0.5)
Foreign currency translation/other	(0.4)

Balance, June 29, 2003	$-

Note 6. Income Taxes

The effective tax rate for the first half of 2003 was approximately 28 percent compared to an effective tax rate of approximately 25 percent for the first half of 2002, excluding restructuring charges. The effective tax rate for the first half of 2003 would have been approximately 22 percent, excluding the gain on the settlement of environmental indemnification obligations. The full year effective tax rate for 2002 was approximately 22 percent.

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

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company, NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin, allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the United States Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites.

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

In January 2003, DNR and EPA released a Record of Decision (the "ROD") for OU1 and OU2 of the Fox River site. A second record of decision addressing the remainder of the river and Green Bay (Operable Units 3, 4 and 5) is to be issued in the future. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The ROD estimates that the proposed dredging remedy will be accomplished over a six year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the ROD proposes a remedy of monitored natural recovery over a 40 year period. The ROD states that the present-worth cost of the proposed remedy is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6 percent. On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. The design work to be done by WT is estimated to cost approximately $2 million. The estimated cost of the design work for WT was included in our previous estimates of WT's liability for OU1.

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

Based on current information and advice from our environmental consultants, we believe that the 1 part per million remedial action level, and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move) and dispose of the sediment off-site, as contemplated by the ROD for OU1 and the PRAP (for portions of the remainder of the river not in OU1 or OU2) are excessive and would be environmentally detrimental and therefore inappropriate. The ROD for OU1 includes provisions that a contingent remedy consisting of a combination of dredging and capping may be implemented if such remedy would provide the same level of protection to human health and the environment as the selected remedy. We believe that alternative remedies that are less intrusive than those proposed in the ROD for OU1 and the PRAP are more environmentally appropriate, cost effective and responsible methods of managing the risks attributable to the sediment contamination. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

Pursuant to the Joint Venture Agreement with Georgia-Pacific Corporation for Georgia-Pacific Tissue, LLC, WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on currently available information, we believe that if remediation and restoration are done in an environmentally appropriate, cost effective and responsible manner, and if natural resource damages are determined in a reasonable manner, the matter is unlikely to have a material adverse effect on our financial position or results of operations. However, because of the uncertainties described above, there can be no assurance that the ultimate liability with respect to the lower Fox River site will not have a material adverse effect on our financial position or results of operations.

On April 19, 1999, the EPA and the Virginia Department of Environmental Quality ("DEQ") each issued Notices of Violation ("NOVs") under the Clean Air Act Amendments of 1990 ("CAA") against St. Laurent Paper Products Corp. ("St. Laurent") (and, in the case of EPA's NOV, Chesapeake) relating to St. Laurent's kraft products mill located in West Point, Virginia (the "West Point Mill") formerly owned and operated by Chesapeake Paper Products, L.L.C. Chesapeake Paper Products, L.L.C. was sold by Chesapeake to St. Laurent Paperboard (U.S.) Inc. ("St. Laurent (U.S.)") in May 1997, pursuant to a Purchase Agreement, dated as of April 30, 1997, by and among Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent (U.S.) (the "Purchase Agreement"). In general, the NOVs allege that from 1984 through the date of the NOVs, the West Point Mill installed certain equipment and modified certain production processes without obtaining required permits. Under applicable law, the EPA and DEQ may commence a court action with respect to the matters alleged in the NOVs seeking injunctive relief to compel compliance with the CAA, and a court may impose civil penalties of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997) for violations of the CAA (provided that a court, in determining the amount of any penalty to be assessed, shall take into consideration, among other things, the size of the business, the economic impact of the penalty on the business, the business' compliance history and good faith efforts to comply, the economic benefit to the business of noncompliance and the seriousness of the violation). The Purchase Agreement provided that we may have been required to indemnify St. Laurent against certain violations of applicable environmental laws (including the CAA) that were identified as of the May 1997 closing date (and other such violations that existed prior to such date as to which we had "knowledge," as defined in the Purchase Agreement). Our indemnification obligation to St. Laurent with respect to such matters was subject to certain limitations, including a cap of $50 million and, in certain circumstances, a $2 million deductible. Under the terms of an agreement effective as of June 6, 2003, St. Laurent and its parent corporation, Smurfit-Stone Container Corporation ("Smurfit-Stone") agreed to release substantially all indemnification claims against Chesapeake related to the sale of the West Point Mill, including all claims related to the NOVs, in exchange for cash payments by Chesapeake totaling $11.0 million to be made during 2003. St. Laurent and Smurfit-Stone also agreed to indemnify Chesapeake as to all environmental liabilities related to the West Point Mill. By entering into this settlement agreement and release, Chesapeake did not admit to any breach of the Purchase Agreement or any violation of any environmental laws.

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental liabilities totaled approximately $51.9 million as of June 29, 2003. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price, (ii) limited by time within which indemnification claims must be asserted (often between one and three years), and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation, or a deductible or "basket." For these reasons, we are unable to estimate the maximum amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of June 29, 2003, our liability under such indemnification obligations was believed to be immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to the customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the extent of the liability, or by the time period within which a claim must be asserted. As of June 29, 2003, our warranty obligations under such supply agreements were believed to be immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of June 29, 2003, our liability under such service agreements was believed to be immaterial.

Note 8. Segment Disclosure

We currently conduct our business in three segments: the Paperboard Packaging segment, the Plastic Packaging segment and the Land Development segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Its primary end-use markets are pharmaceuticals and healthcare; international and branded products (such as fine spirits, confectioneries, tobacco products and luxury goods, such as cosmetics and fragrances); and food and household. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Its primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. The Land Development segment holds approximately 3,000 acres of real estate in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. The Land Development segment markets this land to third parties for residential and commercial development, real estate investment and land conservation. General corporate expenses are shown as Corporate. The following tables summarize the net sales, earnings before interest and taxes, depreciation and identifiable assets for each of our segments:

(in millions)	Second Quarter		Year to Date
	2003	2002	2003	2002
Net sales:
Paperboard Packaging	$178.5	$160.5	$361.0	$315.5
Plastic Packaging	32.8	26.0	63.5	51.2
Land Development	1.4	2.5	5.7	4.4

	$212.7	$189.0	$430.2	$371.1

Earnings before interest and taxes:
Paperboard Packaging	$13.4	$12.4	$25.8	$23.9
Plastic Packaging	2.8	2.5	5.8	4.8
Land Development	1.0	1.8	4.6	2.9
Corporate	(4.4)	(2.9)	(8.1)	(6.3)
Gain on Sale of Business	11.2	-	11.2	-
Restructuring Charges	-	(2.6)	-	(2.6)

	$24.0	$11.2	$39.3	$22.7

Depreciation:
Paperboard Packaging	$10.3	$9.5	$20.6	$18.8
Plastic Packaging	2.5	2.1	5.0	4.0
Corporate	0.2	0.2	0.3	0.4

	$13.0	$11.8	$25.9	$23.2

(in millions)	Jun. 29, 2003	Dec. 29, 2002
Identifiable assets:
Paperboard Packaging	$1,109.7	$1,068.3
Plastic Packaging	158.9	151.7
Land Development	23.2	29.6
Corporate	102.4	103.3

	$1,394.2	$1,352.9

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Earnings before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 8 to the Consolidated Financial Statements, EBIT by segment excludes any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. It is not, however, intended as an alternative measure of operating results as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our definition of segment EBIT is not necessarily comparable to similarly titled measures for other companies. Throughout the following discussion, the term "constant currency basis" reflects the 2003 results using the 2002 foreign currency translation rates for the periods presented.

The following table sets forth second quarter and year-to-date net sales and EBIT by business segment and on a consolidated basis:

Net Sales and EBIT by Segment and Consolidated
(in millions)	Quarter Ended Jun. 29, 2003		Quarter Ended Jun. 30, 2002		Six Months Ended Jun. 29, 2003		Six Months Ended Jun. 30, 2002
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$178.5	$13.4	$160.5	$12.4	$361.0	$25.8	$315.5	$23.9
Plastic Packaging	32.8	2.8	26.0	2.5	63.5	5.8	51.2	4.8
Land Development	1.4	1.0	2.5	1.8	5.7	4.6	4.4	2.9
Corporate	-	(4.4)	-	(2.9)	-	(8.1)	-	(6.3)
Gain on Sale of Business	-	11.2	-	-	-	11.2	-	-
Restructuring Charges	-	-	-	(2.6)	-	-	-	(2.6)

Total	$212.7	$24.0	$189.0	$11.2	$430.2	$39.3	$371.1	$22.7

Both second quarter and year-to-date net sales for 2003 benefited from favorable foreign currency exchange rates. Without the benefit of the changes in foreign currency exchange rates, 2003 second quarter net sales decreased approximately 3 percent and 2003 year-to-date net sales were approximately even with the comparable prior year periods. The decrease in net sales for the second quarter, on a constant currency basis, was primarily due to decreased volume of alcoholic drink cartons in the international and branded sector and decreased land sales. With the exception of the international and branded sector, net sales for the second quarter across the other paperboard sectors have remained relatively consistent compared with net sales for the comparable period in 2002 on a constant currency basis. Plastic Packaging second quarter net sales, on a constant currency basis, increased 4 percent over the comparable year period, due to increased sales in the food and beverage and specialty chemicals sectors, partially offset by decreased sales in the Asia-Pacific region.

Gross margin, which is defined as net sales less cost of products sold, for the second quarter and first half of 2003 was $41.0 million and $83.3 million, respectively, compared to $35.7 million and $67.6 million for the same periods in 2002. Gross margin as a percentage of net sales was approximately 19 percent in both the second quarter and first half of 2003, which was relatively consistent compared with the results for 2002.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the second quarter and first half of 2003 increased to 14 percent from 12 percent during the same periods in 2002, primarily as a result of increased insurance and pension costs of approximately $3.3 million across all segments, and increased long-term incentive program costs of approximately $0.7 million.

During the second quarter of 2003, we settled substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in the second quarter of 2003, which resulted in a gain of approximately $11.2 million ($7.7 million, net of income taxes). See Note 7 of the Notes to Consolidated Financial Statements for additional information on the previous indemnification obligation and the settlement.

The results for the second quarter of 2002 included a restructuring charge of $2.6 million ($1.8 million, net of income taxes) for severance costs related to the closure of a facility in Congleton, England, which produced packaging for the food and household markets, and the consolidation of two facilities in Scotland serving the international and branded packaging market.

Other income, net, decreased $0.7 million for the second quarter of 2003 and increased $0.5 million for the first half of 2003, compared to the same periods in 2002. The first half of 2003 included a gain of approximately $0.6 million on the sale of the Congleton, England plant site that was closed in 2002.

EBIT for the second quarter of 2003 was $24.0 million compared to EBIT of $11.2 million for the second quarter of 2002. EBIT for the first half of 2003 was $39.3 million compared to EBIT of $22.7 million for the first half of 2002. In addition to the items noted above, approximately $2.0 million of the increase in EBIT for the second quarter of 2003 and approximately $4.1 million of the increase in EBIT for the first half of 2003 were due to changes in foreign currency exchange rates. See Segment Information below for further details on EBIT.

Net interest expense for the second quarter and first half of 2003 was $10.6 million and $22.4 million, respectively, down slightly from $11.0 million and $22.9 million, respectively, for the same periods in 2002. We have local currency denominated debt on our balance sheet which serves as a partial natural hedge against currency fluctuations. Changes in foreign currency exchange rates increased net interest expense for the first half of 2003 by $1.6 million. This increase was offset by savings due to lower interest rates, part of which was due to the refinancing of approximately $32 million of 9.9 percent senior notes with borrowings under our senior credit facility that has a LIBOR-based interest rate that equaled 2.9 percent at June 29, 2003. Additionally, $0.8 million of interest expense was incurred in 2002 due to the termination of an interest rate swap.

The effective tax rate for the first half of 2003 was approximately 28 percent compared to an effective tax rate of approximately 25 percent for the first half of 2002, excluding restructuring charges. The effective tax rate for the first half of 2003 would have been approximately 22 percent, excluding the impact of the settlement of indemnification obligations. The full year effective tax rate for 2002 was approximately 22 percent. The full year effective tax rate for 2003 is estimated to be approximately 25 percent; it would have been approximately 22 percent, excluding the impact of the settlement of indemnification obligations.

Net income for the second quarter of 2003 was $9.4 million, or $0.62 per diluted share, compared to net income of $0.3 million, or $0.02 per diluted share, for the second quarter of 2002. Net income for the first half of 2003 was $12.1 million, or $0.80 per diluted share, while net income for the same period in 2002 was breakeven.

Segment Information

Paperboard Packaging

(in millions)			Increase
	2003	2002	$	%
Six Months:
Net sales	$361.0	$315.5	45.5	14.4
EBIT	25.8	23.9	1.9	7.9
Operating margin	7.1%	7.6%

Second Quarter:
Net sales	$178.5	$160.5	18.0	11.2
EBIT	13.4	12.4	1.0	8.1
Operating margin	7.5%	7.7%

Net sales of $178.5 million for the second quarter of 2003 were 11 percent higher than net sales of $160.5 million for the second quarter of 2002. Net sales of $361.0 million for the first half of 2003 were 14 percent higher than net sales of $315.5 million for the first half of 2002. On a constant currency basis, net sales for the second quarter and first half of 2003 were down 4 percent and 1 percent, respectively, compared to the same periods in 2002. The decrease in constant currency sales for both the second quarter and first half of 2003 was primarily due to decreased volume of alcoholic drink cartons in the international and branded sector.

EBIT increased 8 percent for both the second quarter and the first six months of 2003 compared to the same periods in 2002. However, eliminating the effects of changes in foreign currency translation rates, EBIT for 2003 decreased approximately 3 percent for the second quarter and 4 percent year to date when compared to the prior year periods. The decrease in constant currency results was primarily due to increased pension and insurance costs, offset in part by cost saving initiatives in the international and branded sector, strong results in the tobacco sector and improved results related to increased customer promotional launch activity in the luxury packaging sector.

Plastic Packaging

(in millions)			Increase
	2003	2002	$	%
Six Months:
Net sales	$63.5	$51.2	12.3	24.0
EBIT	5.8	4.8	1.0	20.8
Operating margin	9.1%	9.4%

Second Quarter:
Net sales	$32.8	$26.0	6.8	26.2
EBIT	2.8	2.5	0.3	12.0
Operating margin	8.5%	9.6%

Net sales of $32.8 million for the second quarter of 2003 were up 26 percent compared to net sales of $26.0 million for the second quarter of 2002. Net sales of $63.5 million for the first half of 2003 were 24 percent higher than net sales for the first half of 2002. On a constant currency basis, net sales were up 4 percent for the second quarter of 2003 compared to the same period in 2002, and up 2 percent for the first half of 2003 compared to the same period in 2002, due to increased sales in the food and beverage and specialty chemicals sectors, partially offset by decreased sales in the Asia-Pacific region.

EBIT for the second quarter of 2003 was $2.8 million, compared to $2.5 million for the second quarter of 2002, and EBIT for the first half of 2003 was $5.8 million, compared to $4.8 million for the first half of 2003. On a constant currency basis, EBIT was down 10 percent for the second quarter of 2003 and down 5 percent for the first half of 2003 compared to the same periods in 2002. The decrease in EBIT on a constant currency basis for both the quarter and year to date was primarily a result of decreased sales volumes in the Asia-Pacific region, which was negatively impacted by the SARS epidemic. EBIT for the food and beverage and specialty chemical sectors was relatively consistent compared to the prior quarter and year to date on a constant currency basis.

Land Development

(in millions)			Increase/(Decrease)
	2003	2002	$	%
Six Months:
Net sales	$5.7	$4.4	1.3	29.5
EBIT	4.6	2.9	1.7	58.6
Operating margin	80.7%	65.9%

Second Quarter:
Net sales	$1.4	$2.5	(1.1)	(44.0)
EBIT	1.0	1.8	(0.8)	(44.4)
Operating margin	71.4%	72.0%

EBIT for the Land Development segment of $1.0 million for the second quarter of 2003 decreased from $1.8 million for the second quarter of 2002. EBIT of $4.6 million for the first half of 2003 increased from $2.9 million for the same period in 2002. The differences in EBIT are due to the timing of land sales. We expect the liquidation of our remaining land holdings to be substantially complete in the next 6 to 12 months.

Liquidity and Financial Position

Net cash provided by operating activities in the first half of 2003 of $21.9 million compared to net cash provided by operating activities of $10.0 million in the first half of 2002. The increase in net cash provided by operating activities reflects higher profits in 2003.

Net cash used in investing activities in the first half of 2003 of $26.9 million compared to net cash provided by investing activities of $7.5 million in the first half of 2002. Capital spending was $29.7 million for the first half of 2003, of which approximately $12.7 million related to the construction of two new plants in Germany. During 2002, we received cash payments of approximately $18.9 million on the notes received from CorrFlex in connection with the 2001 sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company.

Net cash provided by financing activities in the first half of 2003 was $3.6 million, compared to net cash used in financing activities of $12.2 million in the first half of 2002. Cash used in financing activities in the first half of 2002 consisted primarily of payments on our long-term debt and credit facilities using the proceeds received from CorrFlex, while the cash provided by financing activities in the first half of 2003 reflected net borrowings against our credit facilities for seasonal working capital needs and capital spending. We paid cash dividends of $0.22 per share in both the first and second quarters of both 2002 and 2003. Dividends paid in the first half of both 2002 and 2003 totaled approximately $6.7 million.

Our debt, net of cash, at June 29, 2003, was $499.1 million, up $23.4 million compared to December 29, 2002. Approximately $10.1 million of the increase was attributable to changes in foreign currency translation rates. Our net debt-to-capital ratio was 47.7 percent as of June 29, 2003, compared to the net debt-to-capital ratio of 48.6 percent at December 29, 2002. (Capital consists of total debt, net of cash, plus long-term deferred tax liabilities and stockholders' equity.)

Our anticipated cash requirements during 2003 are primarily to fund capital expenditures, pay dividends and reduce long-term debt. We expect to fully fund our cash requirements in 2003 with cash generated from operations, utilizing the borrowing capacity available under our senior credit facility to fund any short-term seasonal cash flow fluctuations. Our senior credit facility matures in 2005; we anticipate replacing this facility prior to its maturity.

We were in compliance with all of our debt covenants as of the end of the second quarter of 2003. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

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

Item 4. Controls and Procedures

Within the 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 29, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our evaluation.

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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 23, 2003, the following business was transacted:
(1) Election of Directors -
All the nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Rafaël C. Decaluwé	12,955,030	275,609
James E. Rogers	12,937,313	293,326
Joseph P. Viviano	12,976,644	252,995
Harry H. Warner	12,949,923	280,716

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits:
	10.1	Third Amendment to Employment and Severance Benefits Agreement with Thomas H. Johnson, dated as of April 22, 2003, filed herewith
	10.2	Second Amendment to Employment and Severance Benefits Agreement with Keith Gilchrist, dated as of April 22, 2003, filed herewith
	10.3	Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003, filed herewith
	10.4	Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003, filed herewith
	99.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
(i)
Current Report on Form 8-K, dated April 22, 2003, reporting under Item 9 ("Regulation F-D Disclosure") the announcement of first quarter 2003 results, and filing the manuscript of a conference call with investors discussing the first quarter 2003 earnings

(ii)

Current Report on Form 8-K, dated April 23, 2003, reporting under Item 9 ("Regulation F-D Disclosure") information provided by Chesapeake as presented at its annual meeting of shareholders, a press release issued on the annual meeting and a press release announcing a quarterly dividend

(iii)

Current Report on Form 8-K, dated June 6, 2003, reporting under Item 5 ("Other Events and Regulation F-D Disclosure") a press release announcing revisions to the company's guidance on its 2003 financial performance as a result of a settlement of indemnification obligations to St. Laurent Paperboard (U.S.) Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: July 25, 2003	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Thomas H. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chesapeake Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	July 25, 2003
/s/ Thomas H. Johnson
Thomas H. Johnson
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

I, Andrew J. Kohut, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chesapeake Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	July 25, 2003
/s/ Andrew J. Kohut
Andrew J. Kohut
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)