Form 10-Q
period 2003-09-28
CHESAPEAKE CORP /VA/
filed 2003-10-31
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes √ No

Number of shares of $1.00 par value common stock outstanding as of October 28, 2003:
15,323,106 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Nine Months ended September 28, 2003, and September 29, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at September 28, 2003, and December 29, 2002 . .	4
	Consolidated Statements of Cash Flows - Nine Months ended September 28, 2003, and September 29, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .	25
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		27

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002

Net sales	$220.5	$210.8	$650.7	$581.9

Costs and expenses:
Cost of products sold	179.6	169.7	526.5	473.2
Selling, general and administrative expenses	28.0	22.8	86.8	68.2
Gain on sale of business	-	-	11.2	-
Restructuring charges	-	-	-	2.6
Other income, net	1.5	5.1	5.1	8.2

Earnings from continuing operations before interest and taxes	14.4	23.4	53.7	46.1

Interest expense, net	10.1	11.5	32.5	34.4

Income from continuing operations before taxes	4.3	11.9	21.2	11.7
Income tax expense	0.9	2.8	5.7	2.6

Income from continuing operations	3.4	9.1	15.5	9.1

Discontinued operations:
Gain on disposal of discontinued operations, net of income taxes	-	1.4	-	1.4

Net income	$3.4	$10.5	$15.5	$10.5

Basic earnings per share:
Earnings from continuing operations	$0.22	$0.60	$1.02	$0.60
Discontinued operations	-	0.09	-	0.09

Basic earnings per share	$0.22	$0.69	$1.02	$0.69

Diluted earnings per share:
Earnings from continuing operations	$0.22	$0.60	$1.02	$0.60
Discontinued operations	-	0.09	-	0.09

Diluted earnings per share	$0.22	$0.69	$1.02	$0.69

Weighted average number of common shares outstanding:
Basic	15.2	15.1	15.2	15.1

Diluted	15.3	15.1	15.2	15.2

Cash dividends declared per share of common stock	$0.22	$-	$0.66	$0.44
(Cash dividend of $0.22 for third quarter 2002 declared October 8, 2002)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Sep. 28, 2003	Dec. 29, 2002
ASSETS

Current assets:
Cash and cash equivalents	$14.9	$15.7
Accounts receivable (less allowance of $6.1 and $4.5)	146.6	144.1

Inventories:
Finished goods	67.5	58.1
Work-in-process	22.3	18.9
Materials and supplies	26.9	25.4

Total inventories	116.7	102.4

Prepaid expenses	11.4	15.9
Income tax receivable	7.8	9.6
Deferred income taxes, net	3.9	-

Total current assets	301.3	287.7

Property, plant and equipment, at cost	558.5	518.3
Less accumulated depreciation	173.0	141.9

	385.5	376.4

Goodwill	603.3	583.8
Other assets	105.6	105.0

Total assets	$1,395.7	$1,352.9

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Sep. 28, 2003	Dec. 29, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$107.7	$103.7
Accrued expenses	90.5	81.6
Income taxes payable	8.6	10.3
Current maturities of long-term debt	6.0	5.4
Dividends payable	3.4	3.3
Deferred income taxes	-	0.4

Total current liabilities	216.2	204.7

Long-term debt	493.8	486.0
Environmental liabilities	51.9	73.8
Pensions and postretirement benefits	68.9	76.6
Deferred income taxes	36.9	25.9
Other long-term liabilities	8.3	9.3

Total liabilities	876.0	876.3

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding, 15,322,273 shares as of September 28, 2003 and 15,155,402 shares as of December 29, 2002, respectively	15.3	15.2
Additional paid-in-capital	4.3	0.3
Unearned compensation	(2.4)	-
Accumulated other comprehensive loss	(20.1)	(56.0)
Retained earnings	522.6	517.1

Total stockholders' equity	519.7	476.6

Total liabilities and stockholders' equity	$1,395.7	$1,352.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Sep. 28, 2003	Sep. 29, 2002

Operating activities:
Net income	$15.5	$10.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.3	35.7
Deferred income taxes	5.5	0.9
Gain on sale of business	(11.2)	-
Gain on sales of property, plant and equipment	(1.5)	(4.4)
Gain on disposal of discontinued businesses, net of tax	-	(1.4)
Undistributed earnings of affiliates	(0.2)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	6.3	(11.1)
Inventories	(8.1)	4.5
Other assets	4.9	0.9
Accounts payable	(2.3)	3.8
Accrued expenses	4.8	(18.5)
Income taxes payable	(2.7)	(4.0)
Other	(1.8)	(0.5)

Net cash provided by operating activities	48.5	16.3

Investing activities:
Purchases of property, plant and equipment	(42.4)	(33.0)
Proceeds from sales of property, plant and equipment	10.0	11.9
Proceeds from notes receivable	-	24.9

Net cash (used in) provided by investing activities	(32.4)	3.8

Financing activities:
Net borrowings on lines of credit	44.9	10.4
Payments on long-term debt	(52.7)	(22.0)
Proceeds from long-term debt	0.9	0.4
Debt issue costs	-	(0.6)
Dividends paid	(10.0)	(10.0)
Other	-	0.6

Net cash used in financing activities	(16.9)	(21.2)

Decrease in cash and cash equivalents	(0.8)	(1.1)
Cash and cash equivalents at beginning of period	15.7	20.1

Cash and cash equivalents at end of period	$14.9	$19.0

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

Stock Options

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Our stock-based compensation plans include stock options and equity-based compensation. We use the intrinsic value method of accounting for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for our stock options, since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table represents the compensation expense, and related effect on earnings, for our stock option plans if the fair value recognition provisions of SFAS 123 had been applied, rather than the intrinsic value method.

(in millions, except per share data)	Quarters Ended		Nine Months Ended
	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Stock-based compensation expense, net of tax, included in net income as reported	$0.3	$-	$0.9	$0.1

Net income as reported	$3.4	$10.5	$15.5	$10.5
Additional stock-based compensation expense, net of tax	0.3	0.4	1.0	1.2

Pro forma net income	$3.1	$10.1	$14.5	$9.3

Earnings per share
As reported:
Basic	$0.22	$0.69	$1.02	$0.69
Diluted	0.22	0.69	1.02	0.69
Pro forma:
Basic	$0.20	$0.67	$0.95	$0.62
Diluted	0.20	0.66	0.95	0.61

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS 146 as of the beginning of fiscal year 2003, and it did not have a material impact on our financial statements.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45. We adopted SFAS 149 as of June 30, 2003, and it did not have a material impact on our financial statements.

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

For purposes of calculating diluted EPS, there were no adjustments to net income as of September 28, 2003, or September 29, 2002. There were no significant dilutive common shares as of September 28, 2003, and there were approximately 0.1 million dilutive common shares as of September 29, 2002. As of September 28, 2003, and September 29, 2002, approximately 1.4 million and 1.9 million, respectively, potentially dilutive common shares were not included in the computation of diluted EPS because their exercise or conversion prices were greater than the average market price of the common stock during the period and, therefore, their effect is antidilutive.

Note 3. Comprehensive Income

Comprehensive income is as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002

Net income	$3.4	$10.5	$15.5	$10.5
Foreign currency translation	5.0	7.8	33.4	47.8
Change in fair market value of derivatives, net of tax	3.6	(1.6)	4.0	(1.1)
Minimum pension liability, net of tax	(0.2)	(0.2)	(1.5)	(0.7)

Comprehensive income	$11.8	$16.5	$51.4	$56.5

During the first quarter of 2002, a 33 million pounds sterling notional amount interest rate swap was terminated and approximately $0.8 million was reclassified from comprehensive income to interest expense.

Note 4. Financial Instruments

Our long-term strategy seeks to optimize the ratio of our fixed to variable rate financing to maintain an acceptable level of exposure to the risk of interest rate fluctuation. To obtain this mix, we use interest rate swaps that have the effect of converting our specific debt obligations from variable to fixed, or vice versa, as required. In addition, we manage our foreign currency exposures and may use derivative contracts in order to achieve this objective. On August 18, 2003, we entered into a cross currency interest rate swap agreement which effectively converted 50 million pounds sterling of our 10.375 percent Senior Subordinated Notes due November 2011 to US dollar denominated debt with a floating interest rate of 6-month US dollar LIBOR plus a margin of 5.19 percent. The swap is designated as fair value hedges of both interest rate risk and foreign currency exchange risk. The ineffectiveness related to this instrument during the third quarter of 2003 was immaterial, and the fair value of the hedge, which was approximately $1.7 million as of September 28, 2003, is included on the balance sheet in "Other assets." The counterparty to the swap agreement is a highly rated financial institution, and we do not anticipate any non-performance.

Note 5. Acquisitions and Dispositions

During the second quarter of 2003, we settled substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in the second quarter of 2003, which resulted in a gain on sale of business of approximately $11.2 million. See Note 8 for additional information on the previous indemnification obligation and the settlement.

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

Note 6. Restructuring Charges

In 2001, the Paperboard Packaging segment recorded a charge of approximately $2.8 million for severance costs for approximately 100 employees, primarily as a result of the integration of its recent acquisitions. As of September 28, 2003, severance benefits have been paid to all affected employees and the reserve has been substantially utilized.

The Paperboard Packaging segment recorded a charge of approximately $2.6 million in the second quarter of 2002 for severance costs for approximately 120 employees related to the closure of a facility in England and the consolidation of two facilities in Scotland. As of September 28, 2003, severance benefits have been paid to all affected employees and the reserve has been substantially utilized.

Note 7. Income Taxes

The effective tax rate for the first nine months of 2003 was approximately 27 percent compared to an effective tax rate of approximately 22 percent for the first nine months of 2002. The effective tax rate for the first nine months of 2003 would have been approximately 22 percent, excluding the gain on the settlement of environmental indemnification obligations. The full year effective tax rate for 2002 was approximately 22 percent.

Note 8. Commitments and Contingencies

Environmental Matters

The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on our financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the remediation and restoration of contaminated property and for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the United States Environmental Protection Agency ("EPA") has given notice of its intent to list the lower Fox River in Wisconsin on the National Priorities List under CERCLA and identified our subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company ("WT"), as a PRP for the Fox River site.

Except for the Fox River matter, we have not been identified as a PRP at any other CERCLA-related sites. However, there can be no assurance that we will not be named as a PRP at any other sites in the future, or that the costs associated with additional sites would not be material to our financial position or results of operations.

In June 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including endangered species, fish, birds, tribal lands or lands held by the United States in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the lower Fox River. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the United States Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997, the EPA announced that it was initiating the process of listing the lower Fox River on the CERCLA National Priorities List of hazardous waste sites.

In January 2003, the Wisconsin Department of Natural Resources ("DNR") and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The OU1-2 ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the OU1 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the OU1-2 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimates that the proposed dredging remedy for OU1 will be accomplished over a six year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD proposes a remedy of monitored natural recovery over a 40 year period. The OU1-2 ROD states that the present-worth cost of the proposed remedy for OU2 is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6 percent.

On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. The design work to be done by WT is estimated to cost approximately $3 million. On October 1, 2003, EPA and DNR announced that WT and Glatfelter had entered into a proposed Consent Decree (the "Consent Decree") regarding the remediation of OU1. Under the terms of the Consent Decree, WT and Glatfelter agree to perform appropriate remedial action in accordance with the OU1-2 ROD. The remedial action will be performed under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter will each pay $25 million to an escrow account, and EPA and Wisconsin will use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. WT will be reimbursed from the escrow account for up to $2 million of OU1 design costs expended under the July 1, 2003, agreement.

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA. We believe the required remedial action for OU1 can be completed with the expected funding provided under the Consent Decree. If the funding provided through the Consent Decree is not adequate to pay for the required remedial action, WT and Glatfelter have the option, but not the obligation, to contribute additional funds to complete the remedial action. WT remains potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the OU1-2 ROD.

Under the terms of the Consent Decree, WT will also pay EPA and the State of Wisconsin $375,000 for past response costs, and will pay $1.5 million for natural resource damages ("NRD") for the Fox River site and $150,000 for past NRD assessment costs. These payments will be credited toward WT's potential liability for response costs and NRD associated with the Fox River site as a whole. As discussed later in this section, we believe that WT is entitled to substantial indemnification from a prior owner of WT with respect to these costs.

The United States has lodged the Consent Decree with the United States District Court for the Eastern District of Wisconsin for court review and approval. The Consent Decree is also subject to public comment and is not expected to be approved by the Court until 2004.

In July 2003, EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). The OU3-5 ROD remedy for OU3 and OU4 provides for removal of substantially all sediment with concentrations of PCBs of more than 1 part per million in order to achieve a SWAC of not more than 0.25 parts per million. The OU3-5 ROD estimates the present-worth cost of the proposed remedy for OU3-5 is $324 million. Present-worth cost as stated in the ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the OU3-5 ROD actual project cost is expected to be within +50 percent to -30 percent of the estimate.

Based on information available to us at this time, we believe that the range of reasonable estimates of the total cost of remediation and restoration for the Fox River site is $280 million to $1.59 billion. The low end of this range assumes costs estimated in the OU1-2 ROD and the OU3-5 ROD and takes into account the -30 percent engineering estimating factor. The upper end of the range assumes costs estimated by consultants for the PRPs and includes a +50 percent engineering estimating factor. We believe that the upper limit of the reasonably likely total cost of remediation and restoration for the Fox River site is $1.59 billion. The OU1-2 ROD and the OU3-5 ROD indicate that most of the active remediation and restoration at the site is expected to take place in the next 10 years.

Based on current information and advice from our environmental consultants, we believe that the 1 part per million remedial action level, and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move) and dispose of the sediment off-site, as contemplated by the OU1-2 ROD and the OU3-5 ROD are excessive and would be environmentally detrimental and therefore inappropriate. The OU1-2 ROD includes provisions that a contingent remedy for OU1 consisting of a combination of dredging and capping may be implemented if such remedy would provide the same level of protection to human health and the environment as the selected remedy. We believe that alternative remedies that are less intrusive than those selected in the OU1-2 ROD and the OU3-5 ROD are more environmentally appropriate, cost effective and responsible methods of managing the risks attributable to the sediment contamination. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site may fall within the range of $36 million to $130 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental liabilities totaled approximately $51.9 million as of September 28, 2003. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price, (ii) limited by time within which indemnification claims must be asserted (often between one and three years), and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation, or a deductible or "basket." For these reasons, we are unable to estimate the maximum amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of September 28, 2003, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to the customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the extent of the liability, or by the time period within which a claim must be asserted. As of September 28, 2003, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of September 28, 2003, we believe our liability under such service agreements was immaterial.

Note 9. Segment Disclosure

We currently conduct our business in three segments: the Paperboard Packaging segment, the Plastic Packaging segment and the Land Development segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Its primary end-use markets are pharmaceuticals and healthcare; international and branded products (such as fine spirits, confectioneries, tobacco products and luxury goods, such as cosmetics and fragrances); and food and household. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Its primary end-use markets are agrochemicals and other specialty chemicals; beverages; and pharmaceuticals and healthcare. The Land Development segment holds approximately 1,000 acres of real estate in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believe this land is more valuable when sold for development or other uses. The Land Development segment markets this land to third parties for residential and commercial development, real estate investment and land conservation. General corporate expenses are shown as Corporate. The following tables summarize the net sales, earnings from continuing operations before interest and taxes, depreciation and identifiable assets for each of our segments:

(in millions)	Third Quarter		Year to Date
	2003	2002	2003	2002
Net sales:
Paperboard Packaging	$185.0	$177.4	$546.0	$492.9
Plastic Packaging	31.1	24.5	94.6	75.7
Land Development	4.4	8.9	10.1	13.3

	$220.5	$210.8	$650.7	$581.9

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$14.4	$19.6	$40.2	$43.5
Plastic Packaging	3.0	1.6	8.8	6.4
Land Development	1.2	4.9	5.8	7.8
Corporate	(4.2)	(2.7)	(12.3)	(9.0)
Gain on Sale of Business	-	-	11.2	-
Restructuring Charges	-	-	-	(2.6)

	$14.4	$23.4	$53.7	$46.1

Depreciation:
Paperboard Packaging	$10.7	$10.1	$31.3	$28.9
Plastic Packaging	2.6	2.3	7.6	6.3
Corporate	0.1	0.1	0.4	0.5

	$13.4	$12.5	$39.3	$35.7

(in millions)	Sep. 28, 2003	Dec. 29, 2002
Identifiable assets:
Paperboard Packaging	$1,106.1	$1,068.3
Plastic Packaging	161.8	151.7
Land Development	23.2	29.6
Corporate	104.6	103.3

	$1,395.7	$1,352.9

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Earnings before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 9 to the Consolidated Financial Statements, EBIT by segment excludes any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. It is not, however, intended as an alternative measure of operating results as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our definition of segment EBIT is not necessarily comparable to similarly titled measures for other companies. Throughout the following discussion, the term "constant currency basis" reflects the 2003 results using the 2002 foreign currency translation rates for the periods presented.

The following table sets forth third quarter and year-to-date net sales and EBIT by business segment and on a consolidated basis:

Net Sales and EBIT by Segment and Consolidated
(in millions)	Quarter Ended Sep. 28, 2003		Quarter Ended Sep. 29, 2002		Nine Months Ended Sep. 28, 2003		Nine Months Ended Sep. 29, 2002
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$185.0	$14.4	$177.4	$19.6	$546.0	$40.2	$492.9	$43.5
Plastic Packaging	31.1	3.0	24.5	1.6	94.6	8.8	75.7	6.4
Land Development	4.4	1.2	8.9	4.9	10.1	5.8	13.3	7.8
Corporate	-	(4.2)	-	(2.7)	-	(12.3)	-	(9.0)
Gain on Sale of Business	-	-	-	-	-	11.2	-	-
Restructuring Charges	-	-	-	-	-	-	-	(2.6)

Total	$220.5	$14.4	$210.8	$23.4	$650.7	$53.7	$581.9	$46.1

Both third quarter and year-to-date net sales for 2003 benefited from favorable foreign currency exchange rates. Without the benefit of the changes in foreign currency exchange rates, 2003 third quarter net sales decreased approximately 4 percent and 2003 year-to-date net sales decreased approximately 1 percent over the comparable prior year periods. The decrease in net sales on a constant currency basis was primarily due to decreased land sales and reduced sales volume within several sectors of the Paperboard Packaging segment, specifically alcoholic drinks cartons and confectionery cartons in the international and branded sector, food and household cartons and tobacco cartons. These decreases were partially offset by increased sales volume in the Plastic Packaging segment and improved sales volume in the luxury packaging sector of the Paperboard Packaging segment.

Gross margin, which is defined as net sales less cost of products sold, for the third quarter and first nine months of 2003 was $40.9 million and $124.2 million, respectively, compared to $41.1 million and $108.7 million for the comparable periods in 2002. Gross margin as a percentage of net sales was approximately flat for the first nine months of 2003 compared to the first nine months of 2002, while gross margin as a percentage of net sales for the third quarter of 2003 decreased approximately 1 percent compared to the third quarter of 2002. The decrease for the quarter was primarily a result of lower margins in the Land Development segment as this segment winds down, partly offset by improved margins in the Plastic Packaging segment which were primarily a result of increased sales and a more favorable product mix.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 13 percent for both the third quarter and first nine months of 2003, compared to 11 percent for the third quarter of 2002 and 12 percent for the first nine months of 2002. The increases are primarily a result of increased insurance and pension costs of approximately $5.3 million across all segments for the year to date, and increased long-term incentive program costs of approximately $1.1 million for the year to date. These increases were partially offset by reduced legal costs.

The results for the first nine months of 2003 include the settlement of substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in the second quarter of 2003, which resulted in a gain of approximately $11.2 million ($7.7 million, net of income taxes). See Note 8 of the Notes to Consolidated Financial Statements for additional information on the previous indemnification obligation and the settlement.

The results for the first nine months of 2002 included a restructuring charge of $2.6 million ($1.8 million, net of income taxes) for severance costs related to the closure of a facility in Congleton, England, which produced packaging for the food and household markets, and the consolidation of two facilities in Scotland serving the international and branded packaging market.

Other income, net, was $1.5 million for the third quarter of 2003 and $5.1 million for the first nine months of 2003, compared to $5.1 million for the third quarter of 2002 and $8.2 million for the first nine months of 2002. The results for the third quarter and first nine months of 2003 included a loss of approximately $0.6 million on the sale of a facility in Scotland, which offset an earlier gain in the first quarter of 2003 of approximately $0.6 million on the sale of the Congleton, England plant site that was closed in 2002, and the results for the third quarter and first nine months of 2002 included a gain of approximately $3.1 million on the sale of a facility in the United Kingdom.

EBIT for the third quarter of 2003 was $14.4 million compared to EBIT of $23.4 million for the third quarter of 2002. EBIT for the first nine months of 2003 was $53.7 million compared to EBIT of $46.1 million for the first nine months of 2002. In addition to the items noted above, approximately $1.0 million of the change in EBIT for the third quarter of 2003 and approximately $5.1 million of the change in EBIT for the first nine months of 2003 were due to changes in foreign currency exchange rates. See Segment Information below for further details on EBIT.

Net interest expense for the third quarter and first nine months of 2003 was $10.1 million and $32.5 million, respectively, down from $11.5 million and $34.4 million, respectively, for the same periods in 2002. We have local currency denominated debt on our balance sheet which serves as a partial natural hedge against currency fluctuations. Changes in foreign currency exchange rates increased net interest expense for the first nine months of 2003 by $2.0 million. The offsetting decrease in interest expense in 2003 was primarily due to savings generated by lower interest rates, which were primarily a result of refinancing approximately $32 million of 9.9 percent senior notes in April 2003 with borrowings under our senior credit facility that has a LIBOR-based interest rate of 3.375 percent at September 28, 2003. Additionally, $0.8 million of interest expense was recorded in 2002 due to the termination of an interest rate swap.

The effective tax rate for the first nine months of 2003 was approximately 27 percent compared to an effective tax rate of approximately 22 percent for the first nine months of 2002. The effective tax rate for the first nine months of 2003 would have been approximately 22 percent, excluding the gain on the settlement of environmental indemnification obligations. The full year effective tax rate for 2002 was approximately 22 percent. The full year effective tax rate for 2003 is estimated to be approximately 25 percent; it would have been approximately 22 percent, excluding the impact of the settlement of indemnification obligations.

Net income from continuing operations for the third quarter of 2003 was $3.4 million, or $0.22 per diluted share, compared to net income from continuing operations of $9.1 million, or $0.60 per diluted share, for the third quarter of 2002. Net income from continuing operations for the first nine months of 2003 was $15.5 million, or $1.02 per diluted share, while net income from continuing operations for the same period in 2002 was $9.1 million, or $0.60 per diluted share.

Net income for the third quarter and first nine months of 2002 included a decrease in the estimated loss on the sale of discontinued operations, net of tax, of $1.4 million, or $0.09 per diluted share, primarily related to the settlement of accrued obligations related to the sale of the former Merchandising and Specialty Packaging segment.

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2003	2002	$	%
Nine Months:
Net sales	$546.0	$492.9	53.1	10.8
EBIT	40.2	43.5	(3.3)	(7.6)
Operating margin	7.4%	8.8%

Third Quarter:
Net sales	$185.0	$177.4	7.6	4.3
EBIT	14.4	19.6	(5.2)	(26.5)
Operating margin	7.8%	11.0%

Net sales of $185.0 million for the third quarter of 2003 were 4 percent higher than net sales of $177.4 million for the third quarter of 2002. Net sales of $546.0 million for the first nine months of 2003 were 11 percent higher than net sales of $492.9 million for the first nine months of 2002. On a constant currency basis, net sales for the third quarter and first nine months of 2003 were down approximately 3 percent and 2 percent, respectively, compared to the same periods in 2002. The decrease in constant currency net sales for both the third quarter and first nine months of 2003 was primarily due to decreased sales volume across several of the Paperboard Packaging sectors. The tobacco sector has experienced a recent decline in sales volume primarily related to exports to the Asian markets. A fire at one of our food and household plants contributed to reduced sales volume in that sector. In the international and branded sector, record summer heat in Europe depressed the volume of confectionery cartons, and alcoholic drink cartons remained sluggish resulting from reduced international travel. The luxury packaging and pharmaceutical and healthcare packaging sectors both had improved sales volumes for the third quarter and first nine months of 2003, compared to the same periods in 2002.

EBIT decreased 27 percent for the third quarter and 8 percent for the nine months ended September 28, 2003, from the comparable periods in 2002. On a constant currency basis, EBIT decreased 30 percent for the third quarter and 16 percent for the nine months ended September 28, 2003, over the comparable periods in 2002. EBIT for the third quarter and first nine months of 2002 included a gain on the sale of a plant of $3.1 million, and EBIT for the third quarter and first nine months of 2003 included an additional $1.2 million and $2.3 million, respectively, related to increased pension and insurance costs. The remaining change in EBIT for the third quarter and first nine months of 2003 was due to a combination of factors. The sales volume declines in the tobacco and international and branded sectors contributed to reduced profitability in those sectors. In addition, the pharmaceutical and healthcare sector has seen lower margins as a result of a less favorable product mix and start-up expenses associated with a major product launch. These decreases were offset, in part, by continued improved results in the luxury packaging sector and favorable foreign currency exchange rates. The year-to-date results were impacted by the recent decrease in the sales volume of export tobacco sales, as well as a less favorable product mix in the pharmaceutical and healthcare sector. Favorable foreign currency exchange rates, improved results in the luxury packaging sector and ongoing cost savings from the 2002 consolidation of facilities in the international and branded sector served to partially offset the year-to-date decline in EBIT.

Plastic Packaging

(in millions)			Increase
	2003	2002	$	%
Nine Months:
Net sales	$94.6	$75.7	18.9	25.0
EBIT	8.8	6.4	2.4	37.5
Operating margin	9.3%	8.5%

Third Quarter:
Net sales	$31.1	$24.5	6.6	26.9
EBIT	3.0	1.6	1.4	87.5
Operating margin	9.6%	6.5%

Net sales of $31.1 million for the third quarter of 2003 were up 27 percent compared to net sales of $24.5 million for the third quarter of 2002. Net sales of $94.6 million for the first nine months of 2003 were 25 percent higher than net sales for the first nine months of 2002. On a constant currency basis, net sales for the third quarter and first nine months of 2003 were up 9 percent and 4 percent, respectively, over the comparable periods in 2002, due primarily to increased sales volume in the beverage sector, as record summer temperatures in Europe served to increase the soft drinks and water business, and we realized increased sales volumes from our investments in South Africa. The specialty chemicals sector also had improved sales for both the third quarter and first nine months of 2003, primarily as a result of a more favorable product mix, while the Asia-Pacific region had decreased sales in both periods, primarily as a result of the SARS epidemic.

EBIT increased 88 percent for the third quarter of 2003 and 38 percent for the first nine months of 2003 compared to the same periods in 2002. On a constant currency basis, EBIT increased 73 percent for the third quarter of 2003 and 15 percent for the first nine months of 2003 compared to the same periods in 2002. Quarter and year-to-date results increased due to the strong sales volume in the beverage and specialty chemical sectors and favorable foreign currency exchange rates. Year-to-date results for the Asia-Pacific region were negatively impacted by the SARS epidemic during the first half of 2003.

Land Development

(in millions)			Decrease
	2003	2002	$	%
Nine Months:
Net sales	$10.1	$13.3	(3.2)	(24.1)
EBIT	5.8	7.8	(2.0)	(25.6)
Operating margin	57.4%	58.6%

Third Quarter:
Net sales	$4.4	$8.9	(4.5)	(50.6)
EBIT	1.2	4.9	(3.7)	(75.5)
Operating margin	27.3%	55.1%

EBIT for the Land Development segment of $1.2 million for the third quarter of 2003 decreased from $4.9 million for the third quarter of 2002, and EBIT of $5.8 million for the first nine months of 2003 decreased from $7.8 million for the same period in 2002. The differences in EBIT are due to the timing of land sales. We expect the liquidation of our remaining land holdings to wind down and be substantially complete in the next 6 to 9 months.

Liquidity and Financial Position

Net cash provided by operating activities in the first nine months of 2003 of $48.5 million compared to net cash provided by operating activities of $16.3 million in the first nine months of 2002. The increase in net cash provided by operating activities reflects improved working capital utilization and higher profits in 2003.

Net cash used in investing activities in the first nine months of 2003 of $32.4 million compared to net cash provided by investing activities of $3.8 million in the first nine months of 2002. Capital spending was $42.4 million for the first nine months of 2003, of which approximately $17.3 million related to the construction of two new plants in Germany. During 2002, we received cash payments of approximately $24.9 million on the notes received from CorrFlex in connection with the 2001 sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company.

Net cash used in financing activities in the first nine months of 2003 was $16.9 million, compared to net cash used in financing activities of $21.2 million in the first nine months of 2002. Cash used in financing activities in the first nine months of 2002 consisted partially of net payments on our long-term debt and credit facilities using the proceeds received from CorrFlex, and the cash used in financing activities in the first nine months of 2003 partially reflected the net payments on our long-term debt and credit facilities using cash generated from operations. Additionally, we paid cash dividends of $0.22 per share in each of the first three quarters of both 2002 and 2003. Dividends paid in the first nine months of both 2002 and 2003 totaled approximately $10.0 million.

Our debt, net of cash, at September 28, 2003, was $484.9 million, up $9.2 million compared to December 29, 2002, primarily due to changes in foreign currency translation rates. Excluding the impact of changes in foreign currency translation rates, net debt decreased approximately $1.6 million. Our net debt-to-capital ratio was 46.6 percent as of September 28, 2003, compared to the net debt-to-capital ratio of 48.6 percent at December 29, 2002. (Capital consists of total debt, net of cash, plus long-term deferred tax liabilities and stockholders' equity.)

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

We were in compliance with all of our debt covenants as of the end of the third quarter of 2003. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

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

Environmental

We have a strong commitment to protecting the environment. See Note 8 to the Consolidated Financial Statements for additional information on environmental matters.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 28, 2003. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 28, 2003. There has been no change in our internal control over financial reporting during the quarter ended September 28, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, reference is made to Note 8 of the Notes to Consolidated Financial Statements included herein.

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits:
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
(i)
Current Report on Form 8-K, dated July 24, 2003, reporting under Item 9 ("Regulation F-D Disclosure") the announcement of second quarter 2003 results, and filing the manuscript of a conference call with investors discussing the second quarter 2003 earnings

(ii)

Current Report on Form 8-K, dated August 13, 2003, reporting under Item 9 ("Regulation F-D Disclosure") information to be provided by Chesapeake to investors and analysts at presentations to be first held on August 13, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: October 31, 2003	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)