Form 10-K
period 2003-12-28
CHESAPEAKE CORP /VA/
filed 2004-03-04
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [√]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes √ No

The aggregate market value on June 29, 2003 (the last day of the registrant's most recently completed second quarter), of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $342 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

15,440,755 shares of the registrant's common stock, par value $1, were outstanding as of February 19, 2004.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 28, 2003, are incorporated in Parts I, II and IV by reference. Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on April 28, 2004, are incorporated in Part III by reference.

The index of exhibits can be found on pages 29-32.

PART I

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements are not statements of historical fact. For example, when we use words such as "believe," "anticipate," "expect," "estimate," "intend," "should," "would," "could," "may," "will likely result," "will continue," "project," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements include statements concerning:

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

Factors that might cause or contribute to differences between actual results and those expressed in our forward-looking statements include, but are not limited to, those discussed in Exhibit 99.1 of this report and in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" of our 2003 Annual Report to Stockholders (the "2003 Annual Report"), which are incorporated herein by reference.

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

Item 1. Business

BUSINESS OVERVIEW

Chesapeake is a leading supplier of specialty value-added paperboard packaging products in Europe and also a leading international supplier of plastic packaging products to niche end-use markets. We focus on specific end-use markets, where our multinational customers demand creative packaging designs and desire broad geographic coverage from their packaging supplier. Within those markets, the services and process capabilities we offer enable us to provide additional value to our customers and achieve higher operating margins. We operate in two core business segments:

  Paperboard Packaging. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Our primary end-use markets are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco products; and food and household. We are the leading European supplier, based on sales, of paperboard packaging products within several of our end-use markets, including pharmaceutical and healthcare, alcoholic drinks and confectioneries.

  Plastic Packaging. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Our primary end-use markets are agrochemicals and other specialty chemicals; and food and beverages. We believe our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including high density polyethylene ("HDPE") fluorinated barrier containers for niche agrochemicals and other specialty chemicals markets, primarily in Europe and China, HDPE bottles for the Irish dairy market and polyethylene terephthalate ("PET") bottles and preforms for soft drink markets in South Africa and the United Kingdom.

We also have a Land Development business segment that currently holds approximately 500 acres of real estate in Virginia. We expect the liquidation of our land holdings to be substantially complete in the next three to six months.

We focus on specific end-use packaging markets -- such as pharmaceutical and healthcare, international and branded products (including alcoholic drinks, confectioneries, cosmetics and fragrances), tobacco, specialty chemicals and food and beverages -- where customers demand:

  creative packaging designs to position their brands with consumers and differentiate those brands on the retail shelf;

  technical expertise and production capabilities to address their special packaging requirements and desire for innovative packaging solutions;

  a broad range of printing processes and a one-stop-shop approach to their specialty packaging needs; and

  broad geographic coverage and effective supply chain offerings.

Many of these markets are characterized by higher growth prospects and lower cyclicality than commodity packaging markets.

Historically, we were a manufacturer of commodity paper products, forest products and corrugated packaging products, with operations located primarily in the United States. As a result of our strategic transformation, discussed below, we have exited these businesses, and now supply value-added paperboard and plastic packaging products from a strategically located network of 41 paperboard packaging facilities in Europe and North America and nine plastic packaging facilities in Europe, Africa and Asia. Over the next few years, we plan to expand our network of value-added packaging facilities, which is now located primarily in Europe, through acquisitions of complementary businesses in North America. We also intend to pursue smaller acquisitions, joint ventures, alliances, and/or internal development of complementary businesses primarily in Europe and emerging markets such as the Asia-Pacific region. We expect such expansion will improve our geographical and product-line balance and satisfy multinational customers' desire for broad geographic coverage from their packaging supplier.

Financial information with respect to our business segments and geographic data is presented in "Notes to Consolidated Financial Statements, Note 15 - Business Segment Information" of our 2003 Annual Report, which is incorporated herein by reference. Information regarding our anticipated capital spending is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows" of the 2003 Annual Report, which is incorporated herein by reference.

BUSINESS HISTORY AND STRATEGIC TRANSFORMATION

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

Beginning with the sale of the West Point pulp and paper mill in 1997, we divested our commodity paper products, forest products and corrugated packaging businesses, and invested the net sale proceeds in several acquisitions that have transformed our company into a value-added paperboard and plastic packaging products leader with a focus on specific end-use markets. Our principal acquisitions included:

  Field Group plc ("Field Group"), acquired in March 1999, a leading European paperboard packaging company headquartered in England.

  Boxmore International PLC ("Boxmore"), acquired in February 2000, a paperboard and plastic packaging company headquartered in Northern Ireland.

  First Carton Group Limited ("First Carton"), acquired in October 2000, a paperboard packaging supplier focused on the international and branded foods, confectioneries and alcoholic drinks markets.

Our other acquisitions included: Field Group's acquisitions of Berry's (Holding) Limited, one of Ireland's largest suppliers of printed pharmaceutical leaflets, in May 1999, Lithoprint Holdings Limited, a Scottish supplier of wet-applied labels and commercial printing, in September 2000, and the in-house carton printing operations of British American Tobacco in Bremen, Germany, in January 2001; and Chesapeake's acquisition of Green Printing and Packaging Company, formerly Green Printing Company, Inc., a specialty packaging producer and printer in Lexington, North Carolina, in March 2000.

As part of our strategy to divest cyclical businesses and sell land holdings, during 1999 we disposed of our Building Products business, approximately 278,000 acres of timberland and our investment in a real estate development joint venture with Dominion Capital Inc.

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV"). These segments were accounted for as discontinued operations. (See "Notes to Consolidated Financial Statements, Note 3 - Discontinued Operations and Note 5 - Restructuring Charges" of the 2003 Annual Report, incorporated herein by reference.)

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

During the past five years, we recorded restructuring and other charges principally relating to plant closures, management reorganizations and reviews of asset valuations. See "Notes to Consolidated Financial Statements, Note 5 - Restructuring Charges" of the 2003 Annual Report, incorporated herein by reference.

PAPERBOARD PACKAGING SEGMENT

Industry Overview

The paperboard packaging industry manufactures and sells corrugated products, folding cartons and rigid fiber boxes. Our Paperboard Packaging segment competes primarily in the folding carton segment of the industry.

Folding carton packaging is used to package various consumer products such as pharmaceuticals, cosmetics, tobacco products, computer hardware, digital video discs, compact discs, confectioneries, food products and beverages. Folding cartons do not include corrugated "brown boxes," which are typically used for shipping and transportation of products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product at retail. As printing technologies have continued to improve, the marketing function of folding cartons has become increasingly important, as consumer products companies rely more heavily on the retail promotional value of product packaging.

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

Our folding carton operations are located primarily in Europe. The European folding carton industry is approximately a $9.6 billion market composed of several types of suppliers: pan-European companies serving global customers; regional firms addressing select products at the country level; and local businesses specializing in niche product categories. None of the major European packaging suppliers commands a dominant pan-European market position, although certain competitors may dominate particular geographic areas or market niches.

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

We expect European folding carton industry shipments to grow by about 2 percent to 3 percent annually for the foreseeable future. However, we expect certain subsegments of the market, such as pharmaceutical and healthcare, to grow at faster rates.

Operations

Our Paperboard Packaging segment consists primarily of: Field Group, acquired in March 1999; the paperboard packaging operations of Boxmore, acquired in February 2000; and First Carton, acquired in October 2000. These operations have been consolidated for accounting purposes since their respective acquisition dates.

Using Field Group as our platform for growth in this segment, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of our other smaller specialty packaging acquisitions in 2000 and 2001. We have consolidated the sales, marketing and administrative functions of these businesses, which has resulted in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we have rationalized manufacturing facilities in this segment by closing five redundant or underutilized facilities since 2000. See "Notes to Consolidated Financial Statements, Note 5 - Restructuring Charges" of the 2003 Annual Report, incorporated herein by reference.

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

Our primary end-use markets are:

  pharmaceutical and healthcare;

  international and branded products, such as alcoholic drinks, confectioneries, cosmetics and fragrances;

  tobacco products; and

  food and household.

Pharmaceutical and Healthcare. We are the leading supplier, based on sales, of pharmaceutical and healthcare paperboard packaging in Europe. Our network of 22 dedicated pharmaceutical and healthcare packaging plants in seven European countries offers pan-European manufacturing and distribution of folding cartons, labels and leaflets for a wide range of products, including: prescription medicines; over-the-counter medicines; healthcare products, such as vitamins and contact lens solutions; quasi-medicinal products, such as cold cures; and toiletries, such as toothpaste, bath foam, shower gel, shaving foam, deodorants, soaps and fragrances. In this sector, manufacturers utilize a variety of packaging materials, many of which incorporate folding cartons, leaflets and labels in a complete package for retail sale. For example, pills may be packaged in blister packs or in glass or plastic bottles, each of which may be placed with a leaflet in a folding carton, while toothpaste may be packaged in a collapsible tube inside a folding carton.

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

We believe that we have substantial competitive strengths in our target pharmaceutical and healthcare markets. Our ability to satisfy stringent standards for quality and text integrity and to offer a single-source pan-European solution for pharmaceutical packaging, as well as leaflets and labels, should be increasingly attractive to drug companies. We believe our ability to satisfy all of the folding carton, leaflet and label needs of our pharmaceutical customers will also become increasingly important, as governmental agencies in Europe require increasing amounts of information on leaflets and labels in multiple languages. In addition, our design and manufacturing capabilities and experience should assist pharmaceutical companies in responding to requirements that consumer-friendly packaging, such as custom dose "patient packs," be used for pharmaceutical products.

We work closely with drug manufacturers to design special packaging features to prevent counterfeiting of prescription drugs. Our experience in designing high-graphic content packaging for international and branded products provides us with a competitive advantage when we work with drug manufacturers to design new packaging for prescription drugs that are moving "off patent" to the over-the-counter market.

Pharmaceutical packaging is produced on a segregated production line under strict security because of the possibility of serious damage to health if pharmaceutical products are contaminated or incorrectly labeled. A majority of our pharmaceutical packaging facilities have ISO 9000 Series quality certification and, where appropriate, comply with PS9000 (Pharmaceutical Packaging Materials).

Growth in the pharmaceutical and healthcare packaging market in Europe is primarily driven by new product launches, an increasing use of lifestyle drugs, such as Viagra® and Botox®, an aging population, and an increased focus on total patient costs which is increasing government budgets for home delivery of drugs. Further growth in Europe is being driven by legislation regarding more extensive patient information (such as leaflets and labels) and anti-counterfeiting measures, increased over-the-counter drug sales, more pre-packaged dispensing and an increase in the variety of available drugs.

Products of our pharmaceutical and healthcare division are distributed throughout Europe to the manufacturing plants of our customers, for ultimate sale throughout the world. Our principal pharmaceutical and healthcare customers include Glaxo Operations UK Ltd., a subsidiary of GlaxoSmithKline plc; Boots Contract Manufacturing, a subsidiary of Boots Group PLC; 3M Health Care Limited, a subsidiary of 3M Company; Pfizer Inc.; and Wyeth.

International and Branded Products. We are a leading European supplier, based on sales, of the creative paperboard packaging desired by multinational, branded consumer products companies in end-use markets such as alcoholic drinks, confectioneries, cosmetics and fragrances. Brand leaders for these products value our ability to provide sophisticated creative and structural design, intricate graphic and embossed detail and value-added service enhancements to differentiate and position their products for retail sale at particular price points. Our customers frequently use packaging to emphasize a high-quality brand image, to attract retail customers and to protect against counterfeiting. In addition, increasing competition between premium brands results in our customers utilizing new designs, offering a broader range of products and package sizes within brands, and revamping packaging to appeal to local consumer preferences.

The categories of international and branded products for which we design and manufacture paperboard packaging include:

  Alcoholic Drinks - We are the leading supplier of paperboard packaging to alcoholic drink manufacturers in Europe. Our packaging products for the drinks sector include folding cartons, spirally wound composite tubes and self-adhesive or wet applied labels, and are generally complex, higher-value-added products involving special finishes such as gold blocking and embossing. Our competitive strengths in this market include our experience in designing and manufacturing high graphic content packaging with a broad range of finishes and effects, and our one-stop-shop approach to supplying labels to complement the principal packaging application. Our principal alcoholic drink customers include Diageo plc, William Grant & Sons Inc., Allied Domecq PLC and Pernod Ricard. Products for which we manufacture and design packaging include international brands such as Johnnie WalkerTM, J&B®, Chivas Regal®, Ballentine's®, Glenfiddich®, Beefeater® Gin and Baileys®. These products are distributed by our customers to global retail markets.

  Confectioneries - We are the leading supplier of paperboard packaging to the European confectioneries industry. A key feature of this market is the demand for innovative packaging designs for year-end holiday and Easter products. Our competitive strengths in this market include internationally recognized creative and structural design resources and process controls designed to prevent taint and odor problems that could affect confectionery products. Our principal confectioneries customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; Storck KG; Mars UK Ltd., a subsidiary of Mars, Incorporated; Cadbury Schweppes plc; and Kraft Jacob Suchard, a subsidiary of Kraft Foods Inc., for their brands which include After Eight®, Mars® Celebrations® and Cadbury's® Milk Tray®. These products are distributed by our customers primarily to European retail markets, and more recently in the United States.

  Cosmetics and Fragrances - With four manufacturing locations in France and distribution capabilities throughout Europe, we believe we are well positioned to serve the cosmetics and fragrances industry. Packaging plays a critical role in building and supporting brand image and differentiating products for this market sector. Our competitive strengths in this market include creative graphic and constructional design, outstanding skills in printing and finishing, and our broad range of products and services. We produce cosmetic and fragrance packaging using various substrates and materials, including paperboard and plastic folding cartons, rigid boxes and vacuum forming. Our principal cosmetics and fragrances customers include Christian Dior, Yves Rocher, LVMH Moet Hennessy Louis Vuitton and Bulgari Group.

Tobacco Products. We are one of Europe's leading suppliers of paperboard packaging for the tobacco industry, including offset and gravure cartons, carton outers, printed paper and film, and inner frame board. Our customers, including British American Tobacco p.l.c., Gallaher Limited, a subsidiary of Gallaher Group Plc, and Altadis, S.A., use our packaging for brands that are manufactured in Europe for sale locally and to global export markets. Our competitive strengths for tobacco packaging include our skill in electronic manipulation of graphic elements, using computer aided design equipment, which facilitates the insertion of required government health warnings within the pack design, and in-line high speed gravure printing, embossing and gold leaf processes. Brands which use our packaging include 555 State Express®, Benson & Hedges® and Silk Cut®. Product packaging has become one of the leading promotional vehicles for tobacco products because of stringent limitations on other forms of marketing tobacco products in many countries.

Food and Household. We manufacture paperboard packaging, primarily consisting of folding cartons and labels, for a wide variety of food and household products, including wet and dry grocery products, frozen foods and household supplies. Our customers include the European divisions of multinational food and household products companies, as well as manufacturers of private label goods. The food and household sector is served by facilities with stringent taint, odor and hygiene controls. For our customers, product packaging is an integral part of their marketing strategies. The market for food and household goods packaging is characterized by higher volumes and generally lower margins than our other end-use markets. Accordingly, we target food and household product customers that demand more intensive packaging design and process capabilities and customer service.

Principal food and household packaging customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; McBride plc; McCain Foods Limited; Walkers Shortbread Ltd.; and United Biscuits (Holdings) Plc; for their brands which include Rowntree's, McCain® Oven Chips and McVitie's® Jaffa Cakes.

We also supply folding cartons and printed materials, such as software packages, labels, manuals and instruction kits, for technology and multimedia companies. Our multimedia and technology packaging products are distributed primarily to customers in the United States, for ultimate sale throughout the world. Our customers in this market include Lexmark International, Inc., Modus Media International and Iomega Corporation.

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

We believe we are a leader in European manufacturing practices and working disciplines. Our plants conform to standards specific to their country and market sectors, such as PS9000, Good Manufacturing Practices and Royal Society of Food Hygiene accreditation. A majority of our pharmaceutical packaging facilities operate to ISO 9000 Series quality standards.

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

Industry Overview

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

Nondurable goods industries consume the majority of plastic packaging products, with beverages and food being the largest markets. Other important packaging markets include pharmaceutical and healthcare products, personal care items and chemical products. Factors which influence plastic packaging demand include consumer spending, population growth, technological advancements in packaging materials, environmental and regulatory concerns, international trade patterns and packaging product development. The popularity of smaller sized bottles in markets ranging from soft drinks to healthcare products has also generated volume growth.

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

Operations

Our Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which we acquired in February 2000.

Products and Markets

We specialize in the design and manufacture of plastic containers, bottles, preforms and closures. Our target markets are:

  agrochemicals and other specialty chemicals; and
  food and beverages.

Agrochemicals and Other Specialty Chemicals. We design and manufacture HDPE conventional and fluorinated barrier containers and closures for niche agrochemicals and other specialty chemicals markets, such as food flavorings, beverage concentrates and industrial solvents, primarily in Europe and China. Within these markets, approximately 40 percent of our sales are generated by products that utilize our proprietary in-line fluorinated blow-molding process. This process improves the barrier characteristics of a container by adding a protective coating to the interior wall that shields the plastic from the effects of corrosive fluids. We believe that our technical expertise and experience in using the fluorinated blow-molding process is an important competitive strength in this market. Additionally, we design and manufacture PET bottles for the agrochemicals market at our plant in China. HDPE products of our agrochemicals and other specialty chemicals division are manufactured at four plants located in four countries, and are distributed throughout Europe and Asia to the manufacturing plants of our customers, for ultimate sale around the world. Our HDPE plant in mainland China is a joint venture with Canada Rotam International Company Limited, in which we own a 50 percent interest. Our principal customers for agrochemicals and other specialty chemicals packaging include Syngenta Corporation, a subsidiary of Syngenta AG; Dow AgroSciences Ltd., a subsidiary of Dow AgroSciences LLC; The Coca-Cola Company; PepsiCo, Inc.; Sipcam-Phyteurop; and Eastman Kodak Company.

Food and Beverages. We are a leading supplier of plastic beverage packaging in the United Kingdom, Ireland and South Africa. We design and manufacture blow-molded PET plastic bottles and preforms for soft drink and mineral water plants in Northern Ireland, the Republic of Ireland, South Africa and Mauritius. We are the leading supplier of PET soft drink bottles in South Africa. Our PET business in South Africa is a joint venture with a private partnership, in which we own a 70 percent interest. We are also the leading supplier of HDPE milk bottles in Ireland. We expect that the market for plastic beverage containers will continue to grow, as dairies continue to shift from glass and paper to HDPE packaging for milk products, beverage manufacturers shift from glass bottles and aluminum cans to PET plastic bottles for soft drinks and water, and as consumption of those beverages increases. Our principal beverage customers are Amalgamated Beverage Industries Limited (ABI), Glanbia plc, The Coca-Cola Company, C&C Group plc, Macaw (Soft Drinks) Ltd., A.G. Barr plc; and Dale Farm Ltd.

We also design and manufacture HDPE plastic bottles for pharmaceutical and healthcare markets, primarily at our plant in Cavan, Ireland. We work closely with our customers to design innovative packaging solutions that enhance manufacturing efficiency while also improving brand identity. We emphasize our ability to provide plastic packaging, together with folding cartons, leaflets and labels manufactured by our Paperboard Packaging segment, to deliver supply-chain synergies to our pharmaceutical and healthcare customers. The principal pharmaceutical and healthcare customers of our Plastic Packaging segment include Abbott Laboratories and Stiefel Laboratories, Inc.

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

Our plastic containers are made primarily from PET and HDPE, and serve a wide variety of markets. The PET containers are predominantly used for soft drinks, still and sparkling waters and agrochemicals. The HDPE containers are used for agrochemicals, other specialty chemicals, and healthcare and dairy products. We also make HDPE closures for the soft drink market and closures for agrochemicals and other specialty chemicals containers.

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

PET conversion from raw plastic resin is carried out in our plants in Northern Ireland, South Africa, China and Mauritius. PET is injection molded to create preforms that are subsequently blow-molded into bottles, either in our manufacturing facilities or at our customers' plants. PET granules are heated and then forced into a mold that forms the preform to the required shape. Preforms are then stored before being converted to bottles.

Conversion of the preforms into bottles takes place at our plants in Northern Ireland, South Africa and China. Preforms are loaded into the blow-molding machine and heated individually using infrared lamps. Precise control of these lamps enables the wall thickness in the bottle to be accurately controlled. Heated preforms are placed into a blow-mold, and simultaneously blown with high-pressure air and stretched with a mechanical rod to create the desired bottle.

For specialty chemicals and agrochemicals that include aggressive constituents, we manufacture HDPE bottles and containers using fluorinated blow-molding to enhance the barrier characteristics of the container wall. HDPE is also used for closures which are supplied to many of our preform and bottle customers in the soft drink industry in the United Kingdom and Ireland.

Extrusion blow-molding of HDPE containers takes place at our plants in the United Kingdom, France, Ireland and China, with fluorinated barrier containers produced at all these locations except Ireland. Raw HDPE granules are heated and extruded. For fluorinated containers, each extrusion is then blown into the mold with a fluorine and nitrogen gas mixture. For conventional containers, the extrusions are blown into the mold with air. Containers are then leak tested before delivery to customers.

HDPE closures are produced in our plants in Northern Ireland and China using injection molding machines. Single piece closures are produced at our plant in Ireland for the soft drink industry, and two piece closures are produced at our plant in China for the agrochemicals industry.

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

LAND DEVELOPMENT SEGMENT

Our Land Development segment consists of Delmarva Properties, Inc. and Stonehouse Inc. This segment currently holds approximately 500 acres of real estate located in Virginia. We retained this acreage when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. An internal sales force markets this land to third parties for residential and commercial development, real estate investment and land conservation. The primary source of revenue for this segment is land sales. Such revenue is only recognized when land is sold. Accordingly, Land Development segment revenues may vary significantly from period to period. We expect the liquidation of our remaining land holdings to be substantially complete in the next three to six months.

COMPETITION

Competition is intense in the markets served by our Paperboard Packaging and Plastic Packaging segments, both from large companies and from local and regional producers. We compete by differentiating ourselves through product design, process capabilities, operational competence and exceptional customer service.

Major paperboard packaging competitors include A&R Carton; Alcan, Inc.; Amcor Limited; Mayr-Melnhof Packaging UK Limited, a subsidiary of Mayr-Melnhof Karton AG; M.Y. Holdings, a subsidiary of Nampak Ltd.; Van Genechten Packaging; and MeadWestvaco Corporation. In addition, in response to customer demand for pan-European sources of supply in pharmaceutical and healthcare markets, some smaller producers have also entered into pan-European trading alliances. Examples of such alliances include Copapharm Europe (an alliance of British, German, Spanish, French, Italian and Swiss carton manufacturers which supplies folding cartons to the European pharmaceutical industry) and PharmaPact (an alliance of British, German, French and Italian multi-product manufacturers which supplies folding cartons, microflute corrugated board, labels, leaflets and specialized systems to the European pharmaceutical industry).

Major plastic packaging competitors include Constar International, Inc.; Graham Packaging Company, L.P.; Huhtamaki Van Leer; Nampak Ltd.; PlasPET; RPC Group Plc; Amcor Limited; and Waddington Jaycare.

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

COMPETITIVE STRENGTHS

We believe that our competitive strengths include:

  Leading positions in many of the higher-growth, higher-margin markets we target. We are the leading European supplier of paperboard packaging for pharmaceutical and healthcare products, and a leading supplier in Europe for international and branded consumer products including alcoholic drinks, confectioneries, cosmetics and fragrances. In addition, our Plastic Packaging segment is a leading supplier of HDPE fluorinated barrier and conventional plastic containers for niche agrochemicals and other specialty chemicals and fluids markets, primarily in Europe. We focus on these and other niche end-use markets because we believe they offer attractive growth opportunities and because our value-added services, creative packaging solutions and specialized manufacturing techniques enable us to achieve higher operating margins than in commodity packaging markets.

  Sophisticated design and manufacturing capabilities. Our sophisticated structural and creative package design skills, and significant experience in manufacturing complex package designs, are important competitive strengths. For example, we are a leading European designer and supplier of creative paperboard packaging that supports the brand images of internationally recognized branded products. For these customers, our design skills and ability to manufacture packaging that incorporates design and construction features with intricate graphic and embossed detailing are an important part of marketing their products. Similarly, our pharmaceutical and healthcare customers rely on our ability to provide both regulatory and marketing information in attractive and functional paperboard packaging, while meeting stringent standards for quality and text integrity. In our Plastic Packaging segment, our technical expertise and experience relating to in-line fluorinated blow-molding of HDPE barrier containers is an important competitive strength.

  Broad range of printing processes and a one-stop-shop approach to customers' paperboard packaging needs. We offer our customers a broad range of print processes, special finishes and effects, many of which are technically challenging, and a one-stop-shop approach to their paperboard packaging needs. For example, we offer integrated text for leaflets and labels to complement folding carton applications in several end-use markets, including pharmaceutical and healthcare and cosmetics and fragrances. This one-stop-shop approach allows our customers to reduce the number of suppliers they use, simplify their packaging procurement and maintain strict quality control.

  Broad geographic manufacturing network including pan-European service. We supply value-added paperboard and plastic packaging products throughout the world from a strategically located network of 41 paperboard packaging facilities in Europe and North America, and nine plastic packaging facilities in Europe, Africa and Asia. Our facilities are generally located in close proximity to our largest customers. We offer a pan-European supply network in many of our end-use markets, meeting our customers' needs for reduced delivery times and flexibility in both order size and geography.

  Strong customer relationships. We have long standing customer relationships with many of the world's largest international and branded products and pharmaceutical and healthcare products companies. Our major customers include 3M Health Care Limited, a subsidiary of 3M Company; Amalgamated Beverage Industries Limited (ABI); Boots Contract Manufacturing, a subsidiary of Boots Group PLC; British American Tobacco p.l.c.; Diageo plc; Gallaher Limited, a subsidiary of Gallaher Group Plc; Glaxo Operations UK Ltd., a subsidiary of GlaxoSmithKline plc; Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; Pfizer Inc.; and Storck KG. The average length of our relationships with our top ten customers exceeds 30 years.

Both of our core business segments also compete based on their established reputations for quality and innovation, and strong, long-term customer relationships. We continue to invest in our state-of-the-art manufacturing plants and design centers to enhance our ability to serve and grow with our customers. Our highly skilled, technically-oriented management team has developed an operating model focused on expertise in design, manufacturing and customer support.

BUSINESS STRATEGY

Our objective is to increase our cash flow and profitability by pursuing external and internal growth within our target end-use markets, while continuing to improve our operating efficiency.

External Growth

Over the next few years, we plan to expand our network of value-added paperboard and plastic packaging facilities, which is now located primarily in Europe, through the acquisition of complementary businesses in North America. We also intend to pursue smaller acquisitions, joint ventures or alliances involving complementary businesses primarily in Europe and emerging markets such as the Asia-Pacific region. We believe such expansions and acquisitions will improve our geographic and product-line balance, satisfy our multinational customers' desire for broad geographic coverage from their packaging supplier and permit us to leverage our expertise and customer relationships.

Internal Growth

We focus our growth in markets where we believe we possess and can sustain competitive strengths through our ability to deliver creative packaging designs, and where the services and process capabilities we offer enable us to satisfy our customers' special packaging requirements. These markets include:

    Markets that offer higher growth potential - pharmaceutical and healthcare. We believe that global demand for pharmaceutical and healthcare products packaging will grow significantly over the next decade, as a result of global population growth, an aging population in industrialized countries, new drug technology and new regulatory requirements. As the leading supplier of pharmaceutical and healthcare paperboard packaging in Europe, and as a supplier of plastic packaging for pharmaceutical and healthcare products, we expect to benefit from this market growth. We also intend to increase our share of this market by offering a comprehensive range of paperboard packaging, leaflets and labels to pharmaceutical and healthcare customers for global distribution.

    Markets where brand positioning and differentiation are important - international and branded products; over-the-counter pharmaceutical and healthcare. We are a leading European supplier of creative paperboard packaging that supports the brand images of internationally recognized consumer products, such as alcoholic drinks, confectioneries, cosmetics and fragrances. For these products, packaging is a significant element of the marketing effort to differentiate and position the products for sale at particular price points. Accordingly, our customers demand increasingly sophisticated structural designs and specialized high-graphic-content packaging. These customers devote a substantial portion of their marketing efforts to packaging, because packaging is a relatively small percentage of the retail price of the product sold. Brand leaders in these markets value our ability to provide sophisticated creative and structural designs, intricate graphic and embossed details, and value-added service enhancements. These process capabilities have led several international manufacturers of international and branded products to designate us as their sole or primary paperboard packaging supplier. Many manufacturers of international and branded products also rely on us to create and supply the packaging for their product range extensions or geographic market expansions, which we believe will continue to generate additional growth opportunities for us.

    Markets that have special packaging requirements - pharmaceutical and healthcare; agrochemicals and other specialty chemicals. We are a market leader in several of our target end-use markets that have special packaging requirements. In our Paperboard Packaging segment, our pharmaceutical packaging plants comply with the Pharmaceutical Supplier Code of Practice, and individual plants are accredited by their respective pharmaceutical customers, reflecting our ability consistently to satisfy the stringent quality standards of our customers. As a result of our ability to provide innovative packaging solutions (such as special features designed to prevent counterfeiting of prescription drugs and custom dose "patient packs"), together with leaflets and labels, often in multiple languages, we are the largest supplier of pharmaceutical and healthcare packaging in Europe. In our Plastic Packaging segment, our proprietary process for blow-molding of fluorinated HDPE barrier containers has helped us to achieve a leadership position in the European market for such containers.

We continue to invest in new equipment and new manufacturing plants to maintain our leadership positions and competitive advantages while at the same time growing with our customers.

Improved Operating Efficiency and Profitability

We are focused on continuing to improve the operating efficiency and profitability of our businesses. Over the past four years, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of several smaller specialty packaging acquisitions. We have consolidated the sales, marketing and administrative functions of these businesses, which has resulted in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we have rationalized our manufacturing facilities by closing five redundant or underutilized paperboard packaging facilities since 2000. We believe that continuing to improve our efficiency will enhance our competitive position, enabling us to retain or increase our market share while improving cash flow.

RISKS AND UNCERTAINTIES

The information presented in Exhibit 99.1 of this report is incorporated herein by reference. In addition, the information presented under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and "Notes to Consolidated Financial Statements, Note 8 - Financial Instruments and Risk Concentration" of our 2003 Annual Report is incorporated herein by reference.

ENVIRONMENTAL

The information presented under the caption "Notes to Consolidated Financial Statements, Note 14 - Commitments and Contingencies - Environmental Matters" of our 2003 Annual Report is incorporated herein by reference.

EMPLOYEES

At December 28, 2003, we had 5,875 employees. Some of our employees are represented by various trade unions or workers' councils in each of the countries in which we operate. We believe that our relations with our employees are good.

SEASONALITY

We compete in several end-use markets, such as alcoholic drinks, confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year.

RESEARCH AND DEVELOPMENT

We conduct continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

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

AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION

Our website address is www.cskcorp.com. We make available on this website, free of charge, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other documents that we file with or furnish to the Securities and Exchange Commission (the "SEC") pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Our Corporate Governance Concepts and Policies, including the charters for the Executive, Audit, Executive Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Ethics for the Corporation's Chief Executive Officer and Senior Financial Officers, are available on our website at www.cskcorp.com. We will also provide printed copies of these materials to any stockholder, upon request to Chesapeake Corporation, P.O. Box 2350, Richmond, Virginia, 23218-2350, Attention Corporate Secretary.

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
France: Angoulême, Avallon, Bordeaux*, Ezy sur Eure, Lisses, Migennes, St. Pierre des Corps, Ussel*
Germany: Bremen, Bunde, Düren, Frankfurt, Melle, Stuttgart
Netherlands: Oss
Northern Ireland: Belfast
Republic of Ireland: Dublin, Limerick, Westport
Scotland: Bellshill, East Kilbride, Glasgow
Spain: Madrid
United States: Lexington, NC
Wales: Wrexham*

Plastic Packaging
England: Crewe
France: St. Etienne*
Mauritius: Port Louis**
Northern Ireland: Lurgan
People's Republic of China: Kunshan (2)***
Republic of Ireland: Cavan
South Africa: Harrismith**, Cape Town**

Land Development
United States: West Point, VA

Corporate Headquarters
United States: Richmond, VA*

* Leased facility
** Facility leased by a joint venture in which we own a 70 percent interest
*** 1 facility owned by a joint venture in which we own a 50 percent interest; 1 facility leased

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

In addition, the information presented in "Notes to Consolidated Financial Statements, Note 14 - Commitments and Contingencies" of our 2003 Annual Report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The name and age of each executive officer of the Company as of February 19, 2004, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Thomas H. Johnson (54)

Chairman, President & Chief Executive Officer since 2000
President & Chief Executive Officer (1997-2000)

Keith Gilchrist (55)

Executive Vice President and Chief Operating Officer since 2001
Executive Vice President-European Specialty Packaging (1999-2001)
Chief Executive, Field Group plc since 1991

Andrew J. Kohut (45)

Executive Vice President & Chief Financial Officer since 2001
Senior Vice President-Strategic Business Development (1998-2001)

J. P. Causey Jr. (60)

Executive Vice President, Secretary & General Counsel since 2001
Senior Vice President, Secretary & General Counsel (1995-2001)

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The dividend and stock price information presented under the caption "Recent Quarterly Results" of our 2003 Annual Report is incorporated herein by reference. Our common stock is listed on the New York Stock Exchange under the symbol "CSK". As of February 19, 2004, there were 4,708 holders of record of the Company's common stock.

Cash dividends have been paid on our common stock each year since 1933. We intend to continue our present policy of paying quarterly dividends. However, the amount of future dividends will depend upon our future earnings, financial condition, capital needs and other factors deemed relevant by our board of directors, and will be subject to restrictions and limitations contained in our indentures. See "Notes to Consolidated Financial Statements, Note 7 - Long-Term Debt" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of our 2003 Annual Report, incorporated herein by reference.

The following table provides information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans as of December 28, 2003.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	-------------------	--------------------	--------------------
Equity compensations plans approved by security holders	1,709,767	$27.77	3,312,046
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	-------------------	--------------------	--------------------
Total	1,709,767	$27.77	3,312,046
	-------------------	--------------------	--------------------

See "Notes to Consolidated Financial Statements, Note 12 - Stock Option and Award Plans" of our 2003 Annual Report, incorporated herein by reference, for information regarding the material features of the above plans.

Item 6. Selected Financial Data

The information presented under the caption "Five-Year Comparative Record" of our 2003 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2003 Annual Report is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" of our 2003 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, including the notes thereto, and the information presented under the caption "Recent Quarterly Results" of our 2003 Annual Report are incorporated herein by reference. The "Report of Independent Auditors" as presented in our 2003 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9a. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 28, 2003. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 28, 2003. There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information presented under the captions "Information Concerning Nominees," "Directors Continuing in Office," and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 28, 2004 (the "2004 Proxy Statement"), and the information presented under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, is incorporated herein by reference.

Item 11. Executive Compensation

The information presented under the captions "Compensation of Directors" and "Executive Compensation" of our 2004 Proxy Statement (excluding, however, the information presented under the subheading "Audit Committee Report") is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of our 2004 Proxy Statement is incorporated herein by reference.

The information presented under the caption "Market for the Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information" in Part II of this Form 10-K is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information presented under the caption "Certain Relationships and Related Transactions" of our 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information presented under the captions "Audit Committee Pre-Approval Policy" and "Fees of the Corporation's Independent Auditors" of our 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. Documents

(i) Financial Statements

Our consolidated balance sheets as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders' equity for each of the three fiscal years in the period ended December 28, 2003, including the notes thereto, are presented in our 2003 Annual Report and are incorporated herein by reference. The "Report of Independent Auditors" as presented in our 2003 Annual Report is incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7, 7a and 8 of this Form 10-K, no other data appearing in our 2003 Annual Report is deemed to be "filed" as part of this Form 10-K.

(ii) Financial Statement Schedules

None required.

(iii) Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 29-32 hereof. Exhibits 10.1 - 10.20 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

b. Reports on Form 8-K

(i)

Current Report on Form 8-K, dated October 1, 2003, reporting under Item 5 ("Other Events") the announcement that WTM I Company, a subsidiary of Chesapeake Corporation, and P.H Glatfelter Company have entered into a Consent Decree with the United States Environmental Protection Agency and the State of Wisconsin regarding the remediation of Operable Unit 1 of the lower Fox River site

(ii)

Current Report on Form 8-K, dated October 23, 2003, reporting under Item 12 ("Results of Operations and Financial Condition") the announcement of third quarter 2003 results, and filing the manuscript of a conference call with investors discussing the third quarter 2003 earnings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHESAPEAKE CORPORATION
(Registrant)

February 24, 2004	By	/s/ ANDREW J. KOHUT
Andrew J. Kohut
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.
By	/s/ DAVID FELL	By	/s/ FRANK S. ROYAL
	Sir David Fell		Dr. Frank S. Royal
	Director		Director

By	/s/ THOMAS H. JOHNSON	By	/s/ RICHARD G. TILGHMAN
	Thomas H. Johnson		Richard G. Tilghman
	Chairman, President &		Director
Chief Executive Officer
	(Principal Executive Officer)	By	/s/ JOSEPH P. VIVIANO
Joseph P. Viviano
By	/s/ ANDREW J. KOHUT		Director
Andrew J. Kohut
	Executive Vice President &	By	/s/ HARRY H. WARNER
	Chief Financial Officer		Harry H. Warner
	(Principal Financial Officer)		Director

By	/s/ KEITH GILCHRIST	By	/s/ HUGH V. WHITE, JR.
	Keith Gilchrist		Hugh V. White, Jr.
	Executive Vice President and		Director
Chief Operating Officer
		By	/s/ RAFAËL C. DECALUWÉ
By	/s/ JAMES E. ROGERS		Rafaël C. Decaluwé
	James E. Rogers		Director
Director
		By	/s/ CHRISTINE R. VLAHCEVIC
By	/s/ JOHN W. ROSENBLUM		Christine R. Vlahcevic
	Dr. John W. Rosenblum		Controller
	Director		(Principal Accounting Officer)

By	/s/ HENRI D. PETIT
Henri D. Petit
Director

Each of the above signatures is affixed as of February 24, 2004.

EXHIBIT INDEX
2.1

Purchase Agreement, dated as of April 30, 1997, by and between Chesapeake Corporation, St. Laurent Paperboard Inc. and St. Laurent Paperboard (U.S.) Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 23, 1997, and incorporated herein by reference)

2.2

Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.3

Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

2.4

Second Amended and Restated Indemnity Agreement, dated as of May 1, 2000, between WTM I Company, formerly Wisconsin Tissue Mills Inc., and Georgia-Pacific Corporation (filed as Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

2.5

Purchase Agreement, dated as of January 21, 2001, by and among Georgia-Pacific Corporation, WTM I Company, Chesapeake Corporation and Georgia-Pacific Tissue, LLC (filed as Exhibit 2.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

2.6

Stock Purchase Agreement by and between Chesapeake Corporation and Inland Paperboard and Packaging, Inc., dated April 5, 2001 (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

2.7

Asset Purchase Agreement by and between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company, dated April 20, 2001 (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, and incorporated herein by reference)

2.8

Amendment No. 1, dated as of July 1, 2001, to the Asset Purchase Agreement made as of April 20, 2001, between CorrFlex Graphics, LLC and Chesapeake Display and Packaging Company (filed as Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference)

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2001, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Chesapeake Corporation, as adopted February 13, 1990, with amendments through February 24, 2004, filed herewith
4.1

Indenture, dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-30900, and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 1, 1989, to the Indenture dated as of July 15, 1985, between the Registrant and Sovran Bank, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 9, 1990, and incorporated herein by reference)

4.3

Second Supplemental Indenture, dated as of October 4, 1999, to the Indenture dated as of July 15, 1985, between the Registrant and The Bank of New York, as successor Trustee (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.4

Amended and Restated Rights Agreement, dated as of February 21, 2001, between the Registrant and Computershare Investor Services, LLC, successor to Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.5

Second Amended and Restated Credit Agreement, dated as of February 23, 2004 (amending and restating the Amended and Restated Credit Agreement, dated as of February 8, 2001, as previously amended), among Chesapeake Corporation, Chesapeake U.K. Holdings Limited, Chesapeake UK Acquisitions PLC, Boxmore International Limited, and Field Group plc, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wachovia Bank, National Association, as the Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc., as the Syndication Agents, HSBC Bank plc, as the Documentation Agent, and Wachovia Capital Markets, LLC, as a Co-Lead Arranger and the Sole Book Runner, and Banc of America Securities LLC and Citicorp North America, Inc, as Co-Lead Arrangers (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 23, 2004, and incorporated herein by reference)

4.6

Indenture, dated as of November 19, 2001, between the Registrant and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Form S-4 Registration Statement No. 333-75296, and incorporated herein by reference)

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

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
10.11

Employment and Severance Benefit Agreement, dated as of July 17, 1997, with Thomas H. Johnson (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.12

First Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of September 13, 1999 (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.13

Second Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of August 28, 2001 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference)

10.14

Third Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of April 22, 2003 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.15

Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003 (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.16

Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of March 3, 1999 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.17

First Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of September 13, 1999 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.18

Second Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of April 22, 2003 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.19

Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.20

Executive Employment Agreement with Martin H. O'Connell, dated March 24, 1999 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002, and incorporated herein by reference)

11.1	Computation of Net Income Per Share of Common Stock, filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith
13.1	Portions of the Chesapeake Corporation Annual Report to Stockholders for the fiscal year ended December 28, 2003, filed herewith
21.1	Subsidiaries, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.1	Risk factors, filed herewith