Form 10-Q
period 2004-04-04
CHESAPEAKE CORP /VA/
filed 2004-05-05
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

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

Number of shares of $1.00 par value common stock outstanding as of April 29, 2004:
19,504,445 shares.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended
	Apr. 4, 2004	Mar. 30, 2003

Net sales	$263.6	$213.2

Costs and expenses:
Cost of products sold	219.8	174.3
Selling, general and administrative expenses	33.3	29.5
Other income, net	1.8	2.3

Earnings from continuing operations before interest and taxes	12.3	11.7

Interest expense, net	11.3	11.7

Income from continuing operations before taxes	1.0	-
Income tax expense (benefit)	0.3	(0.6)

Income from continuing operations	$0.7	$0.6

Discontinued operations:
(Loss) income from discontinued operations, net of income tax (benefit) expense of $(0.1) and $1.4	(0.2)	2.1
Gain on disposal of discontinued operations, net of tax expense of $0.1	0.2	-

Net income	$0.7	$2.7

Basic earnings per share:
Earnings from continuing operations	$0.04	$0.04
Discontinued operations	-	0.14

Basic earnings per share	$0.04	$0.18

Diluted earnings per share:
Earnings from continuing operations	$0.04	$0.04
Discontinued operations	-	0.14

Diluted earnings per share	$0.04	$0.18

Weighted average number of common shares outstanding:
Basic	16.0	15.1

Diluted	16.1	15.1

Cash dividends declared per share of common stock	$0.22	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Apr. 4, 2004	Dec. 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$95.2	$11.9
Accounts receivable (less allowance of $6.8 and $7.3)	154.5	151.1

Inventories:
Finished goods	65.1	64.0
Work-in-process	19.3	19.4
Materials and supplies	24.3	26.4

Total inventories	108.7	109.8

Prepaid expenses	12.5	16.3
Income tax receivable	3.7	19.8
Other current assets	1.5	-

Total current assets	376.1	308.9

Property, plant and equipment, at cost	611.9	601.7
Less accumulated depreciation	185.1	170.1

Net property, plant and equipment	426.8	431.6

Goodwill	663.3	644.4
Other assets	105.1	107.9

Total assets	$1,571.3	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Apr. 4, 2004	Dec. 28, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$122.4	$120.8
Accrued expenses	97.5	103.0
Income taxes payable	13.4	13.9
Current maturities of long-term debt	5.9	5.0
Dividends payable	4.2	3.3

Total current liabilities	243.4	246.0

Long-term debt	479.2	481.9
Environmental liabilities	52.1	52.1
Pensions and postretirement benefits	89.7	89.2
Deferred income taxes	31.4	30.1
Other long-term liabilities	22.6	23.8

Total liabilities	918.4	923.1

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding 19,102,529 shares in 2004 and 15,324,789 shares in 2003, respectively	19.1	15.3
Additional paid-in-capital	86.4	4.4
Unearned compensation	(4.3)	(1.4)
Accumulated other comprehensive income	25.0	21.2
Retained earnings	526.7	530.2

Total stockholders' equity	652.9	569.7

Total liabilities and stockholders' equity	$1,571.3	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	Apr. 4, 2004	Mar. 30, 2003

Operating activities:
Net income	$0.7	$2.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.2	12.9
Deferred income taxes	0.4	1.6
Gain on sales of property, plant and equipment	(0.5)	(0.8)
Undistributed earnings of affiliates	(0.1)	(0.1)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(4.1)	(1.3)
Inventories	2.2	(1.5)
Other assets	4.3	1.6
Accounts payable	0.3	(2.5)
Accrued expenses	2.6	2.8
Income taxes payable and receivable, net	14.7	4.6
Termination of interest rate swaps	6.4	-
Other	-	(0.7)

Net cash provided by operating activities	43.1	19.3

Investing activities:
Purchases of property, plant and equipment	(11.9)	(15.6)
Proceeds from sales of property, plant and equipment	1.1	2.0
Other	(0.3)	-

Net cash used in investing activities	(11.1)	(13.6)

Financing activities:
Net (payments) borrowings on lines of credit	(21.5)	18.0
Payments on long-term debt	(5.4)	(13.2)
Proceeds from long-term debt	0.2	-
Proceeds from issuance of common stock, net of issuance costs	82.6	-
Debt issue costs	(2.6)	-
Dividends paid	(3.4)	(3.3)
Other	-	0.1

Net cash provided by financing activities	49.9	1.6
Currency translation adjustment	1.4	0.3

Increase in cash and cash equivalents	83.3	7.6
Cash and cash equivalents at beginning of period	11.9	15.7

Cash and cash equivalents at end of period	$95.2	$23.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 28, 2003	$15.3	$4.4	$(1.4)	$21.2	$530.2	$569.7
Net income	-	-	-	-	0.7	0.7
Cash dividends declared	-	-	-	-	(4.2)	(4.2)
Issuance from public stock offering	3.7	79.0	-	-	-	82.7
Issuance from employee stock plans, net of forfeitures	0.1	3.0	(3.2)	-	-	(0.1)
Compensation expense	-	-	0.3	-	-	0.3
Currency translation adjustment	-	-	-	3.8	-	3.8
Pension liability adjustment	-	-	-	(1.8)	-	(1.8)
Change in fair market value of derivatives	-	-	-	1.8	-	1.8

Balance, April 4, 2004	$19.1	$86.4	$(4.3)	$25.0	$526.7	$652.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited, except for the December 28, 2003, consolidated balance sheet, which was derived from audited financial statements. As of April 4, 2004, the Land Development segment has been liquidated, and this segment is accounted for as a discontinued operation (see Note 5). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2004 contains 53 weeks, and fiscal year 2003 contains 52 weeks. The additional week in 2004 is included in the first quarter.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2004 interim period are not necessarily indicative of the results that may be expected for the full year. Certain prior-year data have been reclassified to conform to the 2004 presentation.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Stock Options

Our stock-based compensation plans include stock options and equity-based compensation. We use the intrinsic value method of accounting for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for our stock options, since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table represents the compensation expense, and related effect on earnings, for our stock option plans if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation had been applied, rather than the intrinsic value method.

(in millions, except per share data)	Quarters Ended
	Apr. 4, 2004	Mar. 30, 2003
Stock-based compensation expense, net of tax, included in net income as reported	$0.2	$0.1

Net income as reported	$0.7	$2.7
Additional stock-based compensation expense, net of tax	0.2	0.3

Pro forma net income	$0.5	$2.4

Earnings per share
As reported:
Basic	$0.04	$0.18
Diluted	0.04	0.18
Pro forma:
Basic	$0.03	$0.16
Diluted	0.03	0.16

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

New Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 106-1 ("FSP 106-l"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act provides subsidies to plan sponsors providing certain prescription drug benefits and provides prescription drug benefits to retirees under Medicare. FSP 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effect of the Act and requires certain disclosures regardless of whether the sponsor elects to defer. The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. If an entity elects deferral, that election may not be changed until authoritative guidance on the accounting for the federal subsidy is issued or a measurement of the plan is required after January 31, 2004. Chesapeake elected to defer recognizing the effects of the Act in the accounting for its plan. The accounting for prescription drug benefits under FSP 106-1 is not expected to have a material impact on our financial statements.

Note 2. Earnings Per Share ("EPS")

Calculation

Basic EPS is calculated using the weighted-average number of outstanding common shares during each period. Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares during each period. Diluted EPS reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock that would then share in earnings. Outstanding stock options and performance-based restricted stock represent the only potentially dilutive effects on our weighted-average shares.

There were 0.1 million dilutive shares as of April 4, 2004, and no dilutive shares as of March 30, 2003, for purposes of calculating diluted EPS. As of April 4, 2004, and March 30, 2003, 1.5 million and 2.0 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common stock during the period or their vesting criterion were not met.

Common Stock Public Offering

On March 15, 2004, we completed the sale of 3.65 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and estimated expenses, were approximately $82.6 million. On April 8, 2004, the underwriters for our common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and estimated expenses, were approximately $9.0 million. (See Note 7 for a description of the use of proceeds.)

Note 3. Comprehensive Income

Comprehensive income (loss) is as follows:

(in millions)	Quarters Ended
	Apr. 4, 2004	Mar. 30, 2003

Net income	$0.7	$2.7
Foreign currency translation	3.8	(5.3)
Change in fair market value of derivatives, net of tax	1.8	0.8
Minimum pension liability, net of tax	(1.8)	0.8

Comprehensive income (loss)	$4.5	$(1.0)

Note 4. Financial Instruments

Our long-term strategy seeks to optimize the ratio of our fixed- to variable-rate financing to maintain an acceptable level of exposure to the risk of interest rate fluctuation. We believe that an optimal ratio of fixed- to variable-rate debt for Chesapeake is approximately two-thirds fixed-rate debt to one-third variable-rate date. To obtain this mix, we use interest rate swaps that have the effect of converting our specific debt obligations from variable to fixed, or vice versa, as required. In addition, we may use derivative contracts to manage our foreign currency exposures. In January 2004 we terminated a cross currency interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

Note 5. Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004, the Land Development segment has been liquidated, and as a result this segment is now accounted for as a discontinued operation.

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of earnings, and results for the prior period have been restated for this presentation. Net sales from discontinued operations were $0.6 million for the quarter ended April 4, 2004, and $4.3 million for the quarter ended March 30, 2003. Interest costs charged to discontinued operations were negligible for the first quarter of 2004 and $0.2 million for the first quarter of 2003. Interest costs consist of an allocated amount based on the relationship of net assets to be discontinued to the sum of consolidated net assets plus nonallocable debt.

Note 6. Income Taxes

The effective income tax rate for the first quarter of 2004 was approximately 26 percent compared to an effective income tax rate of approximately 22 percent for the first quarter of 2003. The full year effective income tax rate for 2003 was approximately 19 percent.

The Internal Revenue Service ("IRS") has proposed certain adjustments relating to our tax treatment of our disposition of assets of Wisconsin Tissue Mills Inc. in 1999. We have estimated our maximum potential exposure with respect to the matter to be approximately $24 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of the transaction was correct and our tax advisor has confirmed its view that we should prevail in any dispute with the IRS related to this matter. Accordingly, no amount has been accrued for this proposed IRS adjustment, and we expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have an adverse effect on our financial condition or results of operations.

Note 7. Debt

In February 2004, our $250 million (or the equivalent in foreign currency) senior credit facility was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility may, and net proceeds of any additional term debt component of the facility shall, be used to finance acquisitions and to refinance other debt. With certain exceptions and limitations, the senior credit facility is collateralized by a pledge of the inventory, equipment, receivables and intangible assets of Chesapeake and its United States subsidiaries, and a pledge of the capital stock or other equity interests of Chesapeake's significant subsidiaries, and is guaranteed by United States subsidiaries and United Kingdom borrowers. The amended and restated senior credit facility includes other terms and conditions substantially similar to the previous facility in effect at December 28, 2003.

On April 19, 2004, $82.6 million of the net proceeds from our common stock offering (see Note 2 for more details on the common stock offering) was used to redeem 40.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a redemption price equal to 110.375 percent of the principal amount plus accrued and unpaid interest. The costs of extinguishing this debt early, which included the purchase premium of 10.375 percent and a write-off of deferred financing fees, were approximately $8.9 million. The remaining net proceeds from the public offering of approximately $9.0 million have been or will be used to repay outstanding borrowings under our senior credit facility and to make open market purchases of our other debt securities.

Note 8. Employee Retirement and Postretirement Benefits

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits, which we adopted at the end of 2003. SFAS 132 requires the disclosure of the components of the net periodic benefit cost recognized during interim periods. The following table sets forth a reconciliation of those components:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(dollars in millions)	U.S. Plans		Non-U.S. Plans
	Apr. 4, 2004	Mar. 30, 2003	Apr. 4, 2004	Mar. 30, 2003	Apr. 4, 2004	Mar. 30, 2003
Service cost	$0.1	$0.1	$1.2	$1.1	$-	$-
Interest cost	1.0	1.0	4.2	3.4	0.2	0.3
Expected return on plan assets	(1.3)	(1.2)	(4.7)	(4.2)	-	-
Recognized actuarial loss	0.4	0.4	0.9	0.1	0.1	-

Net pension expense	$0.2	$0.3	$1.6	$0.4	$0.3	$0.3

As discussed above in Note 1, we elected to defer the recognition of any potential subsidy resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and, accordingly, the net pension expense above does not reflect any potential subsidy.

Note 9. Commitments and Contingencies

Environmental Matters

The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on our financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the remediation and restoration of contaminated property and for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency ("EPA") has given notice of its intent to list the Lower Fox River in Wisconsin on the National Priorities List under CERCLA and identified our subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company ("WT"), as a PRP for the Lower Fox River site.

Except for the Fox River matter, we have not been identified as a PRP at any other CERCLA-related sites. However, there can be no assurance that we will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to our financial position or results of operations.

In June 1994, the U.S. Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997, the EPA announced that it was initiating the process of listing the Lower Fox River on the CERCLA National Priorities List of hazardous waste sites.

In January 2003, the Wisconsin Department of Natural Resources ("DNR") and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The OU1-2 ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the OU1-2 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimates that the proposed dredging remedy for OU1 will be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD proposes a remedy of monitored natural recovery over a 40-year period. The OU1-2 ROD states that the present-worth cost of the proposed remedy for OU2 is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6 percent.

On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. The design work to be done by WT is estimated to cost approximately $3 million. On October 1, 2003, EPA and DNR announced that WT and Glatfelter had entered into a proposed Consent Decree (the "Consent Decree") regarding the remediation of OU1. The Consent Decree was entered on April 12, 2004. Under the terms of the Consent Decree, WT and Glatfelter agree to perform appropriate remedial action in accordance with the OU1-2 ROD. The remedial action will be performed under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter will each pay $25 million to an escrow account, and EPA and Wisconsin will use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. WT will be reimbursed from the escrow account for up to $2 million of OU1 design costs expended under the July 1, 2003, agreement.

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

Under the terms of the Consent Decree, WT will also pay EPA and the State of Wisconsin $375,000 for past response costs, and will pay $1.5 million for natural resource damages ("NRD") for the Fox River site and $150,000 for past NRD assessment costs. These payments will be credited toward WT's potential liability for response costs and NRD associated with the Fox River site as a whole. WT has made the payments required by the Consent Decree due through March 31, 2004, totaling $11.275 million. As discussed later in this section, we believe that WT is entitled to substantial indemnification from a prior owner of WT with respect to these costs, and the prior owner has reimbursed WT for the payments required by the Consent Decree due through March 31, 2004.

In July 2003, EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). The OU3-5 ROD remedy for OU3 and OU4 provides for removal of substantially all sediment with concentrations of PCBs of more than 1 part per million in order to achieve a SWAC of not more than 0.25 parts per million. The OU3-5 ROD estimates the present-worth cost of the proposed remedy for OU3-5 is $324 million. Present-worth cost as stated in the ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate, and the OU3-5 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate.

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

Based on current information and advice from our environmental consultants, we believe that the 1 part per million remedial action level, and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move) and dispose of the sediment off-site, as contemplated by the OU1-2 ROD and the OU3-5 ROD are excessive and would be environmentally detrimental and therefore inappropriate. The OU1-2 ROD includes provisions that a contingent remedy for OU1 consisting of a combination of dredging and capping may be implemented if certain conditions in the OU1-2 ROD are met and such remedy would provide the same level of protection to human health and the environment as the selected remedy. We believe that alternative remedies that are less intrusive than those selected in the OU1-2 ROD and the OU3-5 ROD are more environmentally appropriate, cost effective and responsible methods of managing the risks attributable to the sediment contamination. Any enforcement of a definitive remedial action plan may be subject to judicial review.

On October 25, 2000, the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs at the Fox River site. The RCDP states that the final natural resource damage claim (which is separate from, and in addition to, the remediation and restoration costs that will be associated with remedial action plans) will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates additional costs of restoration to address present and future PCB damages in a range of $111 million to $268 million. To date, Wisconsin has not issued any estimate of natural resource damages. We believe, based on the information currently available to us, that the estimate of natural resource damages in the RCDP represents the reasonably likely upper limit of the total natural resource damages. We believe that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments on the RCDP to that effect. No final assessment of natural resource damages has been issued.

Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the remediation and restoration costs and natural resource damages, subject to a right of contribution from other PRPs. In practice, PRPs generally negotiate among themselves to determine their respective contributions to any multi-party activities based upon factors including their respective contributions to the alleged contamination, equitable considerations and their ability to pay. In draft analyses by DNR and federal government consultants, the volume of WT's PCB discharges into the Fox River has been estimated to range from 2.72 percent to 10 percent of the total discharges of PCBs. This range may not be indicative of the share of the cost of the remediation and restoration costs and natural resource damages that ultimately will be allocated to WT because of: inaccuracies or incompleteness of information about mill operations and discharges; inadequate consideration of the nature and location of various discharges of PCBs to the river, including discharges by persons other than the named PRPs and the relationship of those discharges to identified contamination; uncertainty of the geographic location of the remediation and restoration eventually performed; uncertainty about the ability of other PRPs to participate in paying the costs and damages; and uncertainty about the extent of responsibility of the manufacturers of the carbonless paper recycled by WT which contained the PCBs. We have evaluated the ability of other PRPs to participate in paying the remediation and restoration costs and natural resource damages based on our estimate of their reasonably possible shares of the liability and on public financial information indicating their ability to pay such shares. While we are unable to determine at this time what shares of the liability for the Fox River costs will be paid by the other identified PRPs (or other entities who are subsequently determined to have liability), based on information currently available to us and the analysis described above, we believe that most of the other PRPs have the ability to pay their reasonably possible shares of the liability.

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, without considering the payments made to date under the Consent Decree, may fall within the range of $36 million to $130 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

We believe that, pursuant to the terms of a stock purchase agreement between Chesapeake and Philip Morris Incorporated (now known as Philip Morris USA Inc., or "PM USA," a wholly owned subsidiary of Altria Group, Inc.), a former owner of WT, we are entitled to substantial indemnification from PM USA with respect to the liabilities related to this matter. Based on the terms of that indemnity, we believe that the costs and damages within our estimated range of liability should be indemnified by PM USA. We understand, however, that PM USA is subject to certain risks (including litigation risk in cases relating to health concerns regarding the use of tobacco products). Accordingly, there can be no assurance that PM USA will be able to satisfy its indemnification obligations in the future. However, PM USA is currently meeting its indemnification obligations under the stock purchase agreement and, based on our review of currently available financial information, we believe that PM USA has the financial ability to continue to meet its indemnification obligations.

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

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental liabilities totaled approximately $52.1 million as of April 4, 2004. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of April 4, 2004, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of April 4, 2004, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of April 4, 2004, we believe our liability under such service agreements was immaterial.

Note 10. Segment Disclosure

We currently conduct our business in two segments: the Paperboard Packaging segment and the Plastic Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco; and food and household. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate. The following tables summarize the net sales from continuing operations, earnings from continuing operations before interest and taxes, depreciation and identifiable assets for each of our segments:

(in millions)	First Quarter
	2004	2003
Net sales from continuing operations:
Paperboard Packaging	$219.1	$182.5
Plastic Packaging	44.5	30.7

	$263.6	$213.2

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$11.1	$12.4
Plastic Packaging	5.1	3.0
Corporate	(3.9)	(3.7)

	$12.3	$11.7

Depreciation:
Paperboard Packaging	$13.4	$10.3
Plastic Packaging	2.7	2.5
Corporate	0.1	0.1

	$16.2	$12.9

(in millions)	Apr. 4, 2004	Dec. 28, 2003
Identifiable assets:
Paperboard Packaging	$1,193.0	$1,193.0
Plastic Packaging	182.4	170.0
Corporate	195.9	129.8

	$1,571.3	$1,492.8

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004, the Land Development segment has been liquidated, and as a result this segment is now accounted for as a discontinued operation.

Overview

Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 10 to the Consolidated Financial Statements, EBIT by segment excludes any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth first quarter net sales from continuing operations and EBIT by business segment:

Sales and EBIT by Segment
(in millions)	Quarter Ended Apr. 4, 2004		Quarter Ended Mar. 30, 2003
	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$219.1	$11.1	$182.5	$12.4
Plastic Packaging	44.5	5.1	30.7	3.0
Corporate	-	(3.9)	-	(3.7)

Total	$263.6	$12.3	$213.2	$11.7

Net sales from continuing operations for the first quarter of 2004 were $263.6 million, an increase of $50.4 million over the comparable period in 2003. Changes in foreign currency exchange rates increased net sales from continuing operations for the first quarter of 2004 by 15 percent. The remaining increase in net sales for the quarter was primarily due to increased sales volume in the pharmaceutical sector of the Paperboard Packaging segment and increased sales volumes in all sectors of the Plastic Packaging segment, partially offset by lower sales volumes in other sectors of the Paperboard Packaging segment, primarily in the international and branded sector.

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of 2004 was $43.8 million compared to $38.9 million for the first quarter of 2003. This increase was largely due to favorable foreign currency exchange rates. In addition, higher sales volumes and a favorable product mix in both the pharmaceutical sector of the Paperboard Packaging segment and in the Plastic Packaging segment contributed to the increase. These increases were partially offset by approximately $1.4 million in start-up costs for our two new German facilities and approximately $3.3 million of additional depreciation expense in 2004 primarily related to the investment in the new facilities. Gross margin as a percentage of net sales decreased approximately 1 percent from 18 percent in the first quarter of 2003 to approximately 17 percent in the first quarter of 2004.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the first quarter decreased from 14 percent in 2003 to 13 percent in 2004, primarily as a result of severance and facility rationalization costs of approximately $1.7 million incurred in the Paperboard Packaging segment in 2003.

EBIT for the first quarter of 2004 was $12.3 million compared to EBIT of $11.7 million for the first quarter of 2003. In addition to the items noted above, changes in foreign currency exchange rates increased EBIT for the first quarter of 2004 by approximately $2.2 million.

Net interest expense from continuing operations of $11.3 million for the first quarter of 2004 decreased from $11.7 million in the first quarter of 2003. We have local currency denominated debt on our balance sheet which serves as a partial natural hedge against currency fluctuations. Changes in foreign currency exchange rates increased net interest expense from continuing operations by 8 percent for the 2004 first quarter compared to the prior year first quarter. The overall decrease in net interest expense from continuing operations was primarily due to lower overall interest rates.

The effective income tax rate for the first quarter of 2004 was approximately 26 percent compared to an effective income tax rate of 22 percent for the first quarter of 2003. The full year effective income tax rate for 2003 was approximately 19 percent. The change in the effective income tax rate year-over-year was primarily due to the mix of earnings among operating locations in different countries.

Discontinued operations had no net impact on earnings in 2004, as the after-tax operating loss from discontinued operations of $0.2 was offset by a $0.2 after-tax gain on the disposal of discontinued operations resulting from the settlement of accrued obligations. The after-tax operating income from discontinued operations in the first quarter of 2003 was $2.1 million.

Net income for the first quarter of 2004 was $0.7 million, or $0.04 per diluted share, compared to net income of 2.7 million, or $0.18 per diluted share, for the first quarter of 2003.

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2004	2003	$	%
First Quarter:
Net sales	$219.1	$182.5	36.6	20.1
EBIT	11.1	12.4	(1.3)	(10.5)
EBIT margin %	5.1%	6.8%

Net sales of $219.1 million for the first quarter of 2004 were 20 percent higher than net sales of $182.5 million for the first quarter of 2003. Approximately 77 percent of this increase was due to changes in foreign currency translation rates. The remaining increase was primarily due to increased sales volume in the pharmaceutical packaging sector, partially offset by lower sales volume in the international and branded sector.

EBIT for the first quarter of 2004 was $11.1 million compared to $12.4 million for the first quarter of 2003. The decrease in EBIT was primarily due to $3.1 million of increased depreciation expense and $1.4 million of start-up costs for our two new German facilities and decreased sales volume in the international and branded packaging sector. These decreases were partially offset by favorable foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, EBIT for this segment was down 22 percent compared to the prior-year quarter.

Plastic Packaging

(in millions)			Increase
	2004	2003	$	%
First Quarter:
Net sales	$44.5	$30.7	13.8	45.0
EBIT	5.1	3.0	2.1	70.0
EBIT margin %	11.5%	9.8%

Net sales of $44.5 million for the first quarter of 2004 were up 45 percent compared to net sales of $30.7 million for the first quarter of 2003. EBIT for the Plastic Packaging segment increased to $5.1 million in the first quarter of 2004, compared to $3.0 million in the first quarter of 2003. EBIT in all sectors of the Plastic Packaging segment increased in the first quarter of 2004 compared to the prior-year first quarter. There has been a strong start to the agrochemical season, and strong sales volume and a favorable mix of products contributed to the improved results in the food and beverage sector. Favorable foreign currency exchange rates also contributed to improved first quarter 2004 results; excluding the effect of changes in foreign currency exchange rates, EBIT for this segment was up 47 percent compared to the prior-year quarter.

Liquidity and Financial Position

Net cash provided by operating activities in the first quarter of 2004 of $43.1 million compared to net cash provided by operating activities of $19.3 million in the first quarter of 2003. The increase in net cash provided by operating activities for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to income tax refunds of approximately $17.4 million in 2004 compared to $9.2 million in the first quarter of 2003, and the receipt of $7.3 million for the termination of a cross currency interest rate swap in the first quarter of 2004.

Net cash used in investing activities in the first quarter of 2004 of $11.1 million compared to net cash used in investing activities of $13.6 million in the first quarter of 2003. The cash used in investing activities in the first quarter of 2004 and 2003 was primarily used for capital expenditures.

Net cash provided by financing activities in the first quarter of 2004 was $49.9 million, compared to net cash provided by financing activities of $1.6 million in the first quarter of 2003. During the first quarter of 2004, we completed the sale of 3.65 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and estimated expenses, were approximately $82.6 million. Cash provided by the common stock offering was partially offset by debt repayments. We paid cash dividends of $3.4 million, or $0.22 per share, in the first quarter of 2004 and $3.3 million, or $0.22 per share, in the first quarter of 2003.

On April 8, 2004, the underwriters for our common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and estimated expenses, were approximately $9.0 million. On April 19, 2004, $82.6 million of the net proceeds from our common stock offering was used to redeem 40.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a redemption price equal to 110.375 percent of the principal amount plus accrued and unpaid interest. The remaining net proceeds from the common stock offering of approximately $9.0 million have been or will be used to repay outstanding borrowings under our senior credit facility and to make open-market purchases of our other debt securities.

In February 2004, our $250 million (or the equivalent in foreign currency) senior credit facility was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility may, and net proceeds of any additional term debt component of the facility shall, be used to finance acquisitions and to refinance other debt. With certain exceptions and limitations, the senior credit facility is collateralized by a pledge of the inventory, equipment, receivables and intangible assets of Chesapeake and its U.S. subsidiaries, and a pledge of the capital stock or other equity interests of Chesapeake's significant subsidiaries, and is guaranteed by U.S. subsidiaries and United Kingdom borrowers. The amended and restated senior credit facility includes other terms and conditions substantially similar to the previous facility in effect at December 28, 2003.

Our debt, net of cash, at April 4, 2004, was $389.9 million, down $85.1 million compared to December 28, 2003. Without the effects of changes in currency translation rates, net debt decreased approximately $104.5 million. Our net debt-to-capital ratio was 36.3 percent as of April 4, 2004, compared to 44.2 percent at December 28, 2003. (Capital consists of total debt, net of cash, plus long-term deferred tax liabilities and stockholders' equity.) The change in the ratio from year-end 2003 to first quarter 2004 is primarily due to the cash received from the common stock offering.

We were in compliance with all of our debt covenants as of the end of the first quarter of 2004. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; and (d) deferred tax assets. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2003 fiscal year end.

Environmental

We have a strong commitment to protecting the environment. See Note 9 to the Consolidated Financial Statements for additional information on environmental matters.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Seasonality

Chesapeake sells its products in several end-use markets, such as alcoholic drinks, premium confectioneries, and cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity expected during the third and fourth quarters of the year.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 28, 2003.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 4, 2004. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 4, 2004. There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(i)
Current Report on Form 8-K, dated January 27, 2004, reporting under Item 12 ("Results of Operations and Financial Conditions") the announcement of fourth quarter and full-year 2003 results, and filing the manuscript of a conference call with investors discussing the fourth quarter and full-year 2003 earnings

(ii)

Current Report on Form 8-K, dated February 23, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the press release announcing that the company had amended and restated its $250 million senior bank credit facility

(iii)

Current Report on Form 8-K, dated February 24, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the nomination of Jeremy S.G. Fowden to the company's Board of Directors and the resignation of James E. Rogers from the company's Board of Directors

(iv)

Current Report on Form 8-K, dated March 1, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the press release announcing that the company planned to publicly offer 3.4 million shares of its common stock, and under Item 9 ("Regulation FD Disclosure") the release of information to be provided to potential investors at presentations to be first held on March 1, 2004, in connection with its public offering of 3.4 million shares of its common stock

(v)

Current Report on Form 8-K, dated March 9, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the press release announcing the pricing of the company's common stock offering of 3.65 million shares

(vi)

Current Report on Form 8-K, dated March 9, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the press release announcing that the company completed its public offering of 3,650,000 shares of its common stock and filing the underwriting agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: May 5, 2004	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)