Form 10-Q
period 2004-07-04
CHESAPEAKE CORP /VA/
filed 2004-08-05
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

Number of shares of $1.00 par value common stock outstanding as of July 23, 2004:
19,510,942 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 4, 2004 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Six Months ended July 4, 2004, and June 29, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at July 4, 2004, and December 28, 2003 . . . . . . . .	4
	Consolidated Statements of Cash Flows - Six Months ended July 4, 2004, and June 29, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Consolidated Statement of Changes in Stockholders' Equity - Six Months ended July 4, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .	25
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27

Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .	27
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		29

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	Jul. 4, 2004	Jun. 29, 2003	Jul. 4, 2004	Jun. 29, 2003

Net sales	$239.3	$211.3	$502.9	$424.5

Costs and expenses:
Cost of products sold	195.9	171.5	415.7	345.8
Selling, general and administrative expenses	34.5	28.8	67.8	58.3
Gain on sale of business	-	11.2	-	11.2
Other income, net	2.3	0.8	4.1	3.1

Earnings from continuing operations before interest and taxes	11.2	23.0	23.5	34.7

Interest expense, net	8.6	10.6	19.9	22.3
Loss on extinguishment of debt	8.4	-	8.4	-

(Loss) income from continuing operations before taxes	(5.8)	12.4	(4.8)	12.4
Income tax (benefit) expense	(5.8)	3.6	(5.5)	3.0

Income from continuing operations	$-	$8.8	$0.7	$9.4

Discontinued operations:
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0.0, $0.4, $(0.1) and $1.8, respectively	-	0.6	(0.2)	2.7
Gain on disposal of discontinued operations, net of tax expense of $0.1 for six months ended July 4, 2004	-	-	0.2	-

Net income	$-	$9.4	$0.7	$12.1

Basic earnings per share:
Income from continuing operations	$-	$0.58	$0.04	$0.62
Discontinued operations	-	0.04	-	0.18

Basic earnings per share	$-	$0.62	$0.04	$0.80

Diluted earnings per share:
Income from continuing operations	$-	$0.58	$0.04	$0.62
Discontinued operations	-	0.04	-	0.18

Diluted earnings per share	$-	$0.62	$0.04	$0.80

Weighted average number of common shares outstanding:
Basic	19.3	15.1	17.7	15.1

Diluted	19.4	15.2	17.7	15.1

Cash dividends declared per share of common stock	$0.22	$0.22	$0.44	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Jul. 4, 2004	Dec. 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$6.9	$11.9
Accounts receivable (less allowance of $7.7 and $7.3)	152.6	151.1

Inventories:
Finished goods	69.3	64.0
Work-in-process	21.8	19.4
Materials and supplies	25.7	26.4

Total inventories	116.8	109.8

Prepaid expenses	11.6	16.3
Income tax receivable	0.1	19.8
Other current assets	5.1	-

Total current assets	293.1	308.9

Property, plant and equipment, at cost	619.4	601.7
Less accumulated depreciation	200.6	170.1

Net property, plant and equipment	418.8	431.6

Goodwill	663.8	644.4
Other assets	98.9	107.9

Total assets	$1,474.6	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Jul. 4, 2004	Dec. 28, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$122.2	$120.8
Accrued expenses	87.0	103.0
Income taxes payable	20.7	13.9
Current maturities of long-term debt	4.1	5.0
Dividends payable	4.2	3.3

Total current liabilities	238.2	246.0

Long-term debt	402.5	481.9
Environmental liabilities	47.5	52.1
Pensions and postretirement benefits	83.1	89.2
Deferred income taxes	19.3	30.1
Other long-term liabilities	22.9	23.8

Total liabilities	813.5	923.1

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding 19,504,910 shares in 2004 and 15,324,789 shares in 2003, respectively	19.5	15.3
Additional paid-in capital	95.2	4.4
Unearned compensation	(4.1)	(1.4)
Accumulated other comprehensive income	28.1	21.2
Retained earnings	522.4	530.2

Total stockholders' equity	661.1	569.7

Total liabilities and stockholders' equity	$1,474.6	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	Jul. 4, 2004	Jun. 29, 2003

Operating activities:
Net income	$0.7	$12.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.2	25.9
Deferred income taxes	(11.8)	5.6
Loss on extinguishment of debt	8.4	-
Gain on sale of business	-	(11.2)
Gain on sales of property, plant and equipment	(0.7)	(1.3)
Undistributed earnings of unconsolidated affiliates	(0.1)	(0.2)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	0.2	10.2
Inventories	(5.5)	(10.1)
Other assets	5.1	2.8
Accounts payable	(0.7)	(0.3)
Accrued expenses	(7.5)	(9.6)
Income taxes payable and receivable, net	24.9	3.4
Termination of interest rate swaps	6.4	-
Premium paid for early extinguishment of debt	(6.9)	-
Other	(5.7)	(5.8)

Net cash provided by operating activities	38.0	21.5

Investing activities:
Purchases of property, plant and equipment	(23.4)	(29.7)
Proceeds from sales of property, plant and equipment	2.0	2.8
Other	0.7	-

Net cash used in investing activities	(20.7)	(26.9)

Financing activities:
Net (payments) borrowings on lines of credit	(30.3)	59.3
Payments on long-term debt	(81.5)	(49.1)
Proceeds from long-term debt	6.0	0.2
Proceeds from issuance of common stock, net of issuance costs	92.2	-
Debt issue costs	(2.6)	-
Dividends paid	(7.6)	(6.7)
Other	-	(0.1)

Net cash (used in) provided by financing activities	(23.8)	3.6

Currency translation adjustment	1.5	0.4

Decrease in cash and cash equivalents	(5.0)	(1.4)
Cash and cash equivalents at beginning of period	11.9	15.7

Cash and cash equivalents at end of period	$6.9	$14.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 28, 2003	$15.3	$4.4	$(1.4)	$21.2	$530.2	$569.7
Net income	-	-	-	-	0.7	0.7
Cash dividends declared	-	-	-	-	(8.5)	(8.5)
Issuance from public stock offering, net of issuance costs	4.1	87.7	-	-	-	91.8
Issuance from employee stock plans, net of forfeitures	0.1	3.1	(3.2)	-	-	-
Compensation expense	-	-	0.5	-	-	0.5
Currency translation adjustment	-	-	-	8.3	-	8.3
Pension liability adjustment	-	-	-	(1.8)	-	(1.8)
Change in fair market value of derivatives	-	-	-	0.4	-	0.4

Balance, July 4, 2004	$19.5	$95.2	$(4.1)	$28.1	$522.4	$661.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited, except for the December 28, 2003, consolidated balance sheet, which was derived from audited financial statements. As of April 4, 2004, the Land Development segment was liquidated, and this segment is now accounted for as a discontinued operation (see Note 6). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2004 contains 53 weeks, and fiscal year 2003 contains 52 weeks. The additional week in 2004 is included in the first quarter.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2004 interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior-year data have been reclassified to conform to the 2004 presentation.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Stock Options

Our stock-based compensation plans include stock options and equity-based compensation. We use the intrinsic value method of accounting for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table represents the compensation expense, and related effect on earnings, for our stock option plans if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation had been applied, rather than the intrinsic value method.

(in millions, except per share data)	Quarters Ended		Six Months Ended
	Jul. 4, 2004	Jun. 29, 2003	Jul. 4, 2004	Jun. 29, 2003
Stock-based compensation expense, net of tax, included in net income as reported	$0.2	$0.5	$0.4	$0.6

Net income as reported	$-	$9.4	$0.7	$12.1
Additional stock-based compensation expense, net of tax	0.2	0.4	0.4	0.7

Pro forma net (loss) income	$(0.2)	$9.0	$0.3	$11.4

Earnings (loss) per share
As reported:
Basic	$-	$0.62	$0.04	$0.80
Diluted	-	0.62	0.04	0.80
Pro forma:
Basic	$(0.01)	$0.60	$0.02	$0.75
Diluted	(0.01)	0.60	0.02	0.75

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

New Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 106-1 ("FSP 106-l"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act provides prescription drug benefits to retirees under Medicare Part D and provides subsidies to plan sponsors providing certain prescription drug benefits if they are determined to be "actuarially equivalent" to those under Medicare. FSP 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effect of the Act and requires certain disclosures regardless of whether the sponsor elects to defer. The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. Chesapeake elected to defer recognizing the effects of the Act in the accounting for its plan for the year ended December 28, 2003, and the quarter ended April 4, 2004.

In May 2004, the FASB issued Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on accounting for the effects of the Act and requires certain disclosures. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004, with earlier application encouraged. FSP 106-2 supersedes FSP 106-1 when it becomes effective, or upon earlier adoption. Chesapeake has adopted FSP 106-2 as of July 4, 2004. Based on actuarial estimates of the impact of the Act on Chesapeake, we believe the Act is not material to Chesapeake and, therefore, does not qualify as a significant event requiring immediate recognition. Chesapeake will incorporate the effects of the Act into the valuation performed at our next regular measurement date of September 30, 2004.

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

There were no significant dilutive shares as of July 4, 2004, or as of June 29, 2003, for purposes of calculating diluted EPS. As of July 4, 2004, and June 29, 2003, 1.5 million and 1.7 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common stock during the period or their vesting criterion were not met.

Common Stock Public Offering

On March 15, 2004, we completed the sale of 3.65 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and expenses, were approximately $82.6 million. On April 8, 2004, the underwriters for our common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and expenses, were approximately $9.2 million. (See Note 8 for a description of the use of proceeds.)

Note 3. Comprehensive Income

Comprehensive income is as follows:

(in millions)	Quarters Ended		Six Months Ended
	Jul. 4, 2004	Jun. 29, 2003	Jul. 4, 2004	Jun. 29, 2003

Net income	$-	$9.4	$0.7	$12.1
Foreign currency translation	4.5	33.7	8.3	28.4
Change in fair market value of derivatives, net of tax	(1.4)	(0.4)	0.4	0.4
Minimum pension liability, net of tax	-	(2.1)	(1.8)	(1.3)

Comprehensive income	$3.1	$40.6	$7.6	$39.6

Note 4. Financial Instruments

In January 2004 we terminated a cross currency interest rate swap and received a cash settlement of $7.3 million from the counterparty. Of this amount, approximately $6.3 million will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

During the second quarter of 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement represents a contract to exchange six month LIBOR-based interest payments for fixed-rate interest payments periodically over the life of the agreement. The swap agreement is designated as a cash flow hedge on a notional amount of 20 million pounds Sterling of indebtedness through 2007.

Note 5. Acquisitions and Dispositions

During the second quarter of 2003, we settled substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in the second quarter of 2003, which resulted in a gain on sale of business of approximately $11.2 million, or $7.7 million net of income taxes.

Note 6. Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004, the remainder of the Land Development segment was liquidated and, as a result, this segment is now accounted for as a discontinued operation.

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of earnings, and results for the prior periods have been restated for this presentation. Net sales from discontinued operations were $0.6 million for the six months ended July 4, 2004, and $1.4 million and $5.7 million, respectively, for the quarter and six months ended June 29, 2003. Interest costs charged to discontinued operations were negligible for the first six months of 2004, as well as the second quarter of 2003. Interest costs charged to discontinued operations were $0.1 million for the first six months of 2003. Interest costs consist of an allocated amount based on the relationship of net assets to be discontinued to the sum of consolidated net assets plus nonallocable debt. There were no sales from discontinued operations and no interest costs charged to discontinued operations in the second quarter of 2004, since the Land Development segment was liquidated at the end of the first quarter of 2004.

Note 7. Income Taxes

The effective income tax rate for continuing operations for the first half of 2004 was approximately 115 percent compared to an effective income tax rate for continuing operations of approximately 24 percent for the first half of 2003. During the second quarter and first half of 2004, our income taxes were reduced by: approximately $3.0 million related to the costs of the extinguishment of debt; approximately $2.6 million related to the favorable settlements of 1998 to 2002 United States Internal Revenue Service ("IRS") tax audits and 1999 to 2001 United Kingdom Inland Revenue tax audits; and approximately $0.8 million related to a reduction in the Belgian statutory tax rate.

The IRS has proposed certain adjustments relating to our tax treatment of our disposition of assets of Wisconsin Tissue Mills Inc. in 1999. We have estimated our maximum potential exposure with respect to the matter to be approximately $24 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of the transaction was correct and our tax advisor has confirmed its view that we should prevail in any dispute with the IRS related to this matter. Accordingly, no amount has been accrued for this proposed IRS adjustment. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Note 8. Debt

In February 2004, our $250 million (or the equivalent in foreign currency) senior credit facility was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility may, and net proceeds of any additional term debt component of the facility shall, be used to finance acquisitions and to refinance other debt. With certain exceptions and limitations, the senior credit facility is collateralized by a pledge of the inventory, equipment, receivables and intangible assets of Chesapeake and its United States subsidiaries, and a pledge of the capital stock or other equity interests of Chesapeake's significant subsidiaries, and is guaranteed by Chesapeake's United States subsidiaries and the United Kingdom borrowers. The amended and restated senior credit facility includes other terms and conditions substantially similar to the previous facility in effect at December 28, 2003.

On April 19, 2004, $82.6 million of the net proceeds from our common stock offering (see Note 2 for more details on the common stock offering) was used to redeem 40.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a redemption price equal to 110.375 percent of the principal amount plus accrued and unpaid interest. The costs of extinguishing this debt early, which primarily consisted of the redemption premium of 10.375 percent and a write-off of deferred financing fees, were approximately $8.4 million. The remaining net proceeds from the public stock offering of approximately $9.2 million were used to repay outstanding borrowings under our senior credit facility.

Note 9. Employee Retirement and Postretirement Benefits

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

(dollars in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Quarter Ended:	Jul. 4, 2004	Jun. 29, 2003	Jul. 4, 2004	Jun. 29, 2003	Jul. 4, 2004	Jun. 29, 2003
Service cost	$0.1	$0.1	$1.1	$1.1	$-	$-
Interest cost	1.0	1.0	4.1	3.4	0.3	0.3
Expected return on plan assets	(1.3)	(1.2)	(4.6)	(4.2)	-	-
Recognized actuarial loss	0.3	0.4	0.9	0.1	0.1	0.1

Net pension expense	$0.1	$0.3	$1.5	$0.4	$0.4	$0.4

(dollars in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Six Months Ended:	Jul. 4, 2004	Jun. 29, 2003	Jul. 4, 2004	Jun. 29, 2003	Jul. 4, 2004	Jun. 29, 2003
Service cost	$0.2	$0.2	$2.3	$2.2	$-	$-
Interest cost	2.0	2.0	8.3	6.8	0.5	0.6
Expected return on plan assets	(2.6)	(2.4)	(9.3)	(8.4)	-	-
Recognized actuarial loss	0.7	0.8	1.8	0.2	0.2	0.1

Net pension expense	$0.3	$0.6	$3.1	$0.8	$0.7	$0.7

The net pension expense above does not reflect any potential subsidy resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (See Note 1).

Note 10. Commitments and Contingencies

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

In June 1994, the U.S. Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997, the EPA announced that it was initiating the process of listing the Lower Fox River on the CERCLA National Priorities List of hazardous waste sites. On September 30, 2003, EPA and the Wisconsin Department of Natural Resources ("DNR"), in connection with the issuance of General Notice Letters under CERCLA to the PRPs requesting a good faith offer to conduct the remedial design for downstream portions of the Lower Fox River site, also notified Menasha Corporation and Sonoco Products Company that those companies were also considered potentially liable for the cost of response activities at the Lower Fox River site.

In January 2003, DNR and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The OU1-2 ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the OU1-2 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimates that the proposed dredging remedy for OU1 will be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD proposes a remedy of monitored natural recovery over a 40-year period. The OU1-2 ROD states that the present-worth cost of the proposed remedy for OU2 is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6 percent.

On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. The design work to be done by WT is estimated to cost approximately $3.7 million. On October 1, 2003, EPA and DNR announced that WT and Glatfelter had entered into a proposed Consent Decree (the "Consent Decree") regarding the remediation of OU1. The Consent Decree was entered on April 12, 2004. Under the terms of the Consent Decree, WT and Glatfelter agree to perform appropriate remedial action in accordance with the OU1-2 ROD. The remedial action will be performed under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter have each paid $25 million to an escrow account, and EPA and Wisconsin will use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. WT will be reimbursed from the escrow account for up to $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

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

Under the terms of the Consent Decree, WT also paid EPA and the State of Wisconsin $375,000 for past response costs, and paid $1.5 million for natural resource damages ("NRD") for the Fox River site and $150,000 for past NRD assessment costs. These payments have been credited toward WT's potential liability for response costs and NRD associated with the Fox River site as a whole. As discussed later in this section, we believe that WT is entitled to substantial indemnification from a prior owner of WT with respect to these costs, and the prior owner has reimbursed WT for the payments made as required in the Consent Decree.

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

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental liabilities totaled approximately $52.4 million as of July 4, 2004, of which approximately $4.9 million was considered short-term. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of July 4, 2004, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of July 4, 2004, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of July 4, 2004, we believe our liability under such service agreements was immaterial.

Note 11. Segment Disclosure

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

(in millions)	Second Quarter		Year to Date
	2004	2003	2004	2003
Net sales:
Paperboard Packaging	$197.8	$178.5	$416.9	$361.0
Plastic Packaging	41.5	32.8	86.0	63.5

	$239.3	$211.3	$502.9	$424.5

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$11.1	$13.4	$22.2	$25.8
Plastic Packaging	4.2	2.8	9.3	5.8
Corporate	(4.1)	(4.4)	(8.0)	(8.1)
Gain on Sale of Business	-	11.2	-	11.2

	$11.2	$23.0	$23.5	$34.7

Depreciation Expense:
Paperboard Packaging	$12.3	$10.3	$25.7	$20.6
Plastic Packaging	2.6	2.5	5.3	5.0
Corporate	0.1	0.2	0.2	0.3

	$15.0	$13.0	$31.2	$25.9

(in millions)	Jul. 4, 2004	Dec. 28, 2003
Identifiable assets:
Paperboard Packaging	$1,192.7	$1,193.0
Plastic Packaging	177.1	170.0
Corporate	104.8	129.8

	$1,474.6	$1,492.8

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. The Land Development segment was liquidated as of the end of the first quarter of 2004 and, as a result, this segment is now accounted for as a discontinued operation.

Results of Operations

Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 11 to the Consolidated Financial Statements, EBIT by segment excludes any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth second quarter and year-to-date net sales and EBIT by business segment and on a consolidated basis:

Sales and EBIT by Segment and Consolidated
(in millions)	Quarter Ended Jul. 4, 2004		Quarter Ended Jun. 29, 2003		Six Months Ended Jul. 4, 2004		Six Months Ended Jun. 29, 2003
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$197.8	$11.1	$178.5	$13.4	$416.9	$22.2	$361.0	$25.8
Plastic Packaging	41.5	4.2	32.8	2.8	86.0	9.3	63.5	5.8
Corporate	-	(4.1)	-	(4.4)	-	(8.0)	-	(8.1)
Gain on Sale of Business	-	-	-	11.2	-	-	-	11.2

Total	$239.3	$11.2	$211.3	$23.0	$502.9	$23.5	$424.5	$34.7

Net sales for the second quarter of 2004 were $239.3 million, an increase of 13 percent over the comparable period in 2003. Net sales before the favorable effect of foreign currency exchange rates were up 4 percent for the second quarter of 2004 compared to the second quarter of 2003. Sales volume across the paperboard and plastic packaging sectors for the second quarter of 2004 increased over the prior-year quarter with the exception of the tobacco packaging sector and the food and beverage packaging sector, which experienced declines in sales volume. Net sales for the first half of 2004 increased 18 percent over net sales for the first half of 2003 and increased 6 percent before the favorable effect of foreign currency exchange rates compared to the first half of 2003. The increase in net sales before the favorable effect of foreign currency exchange rates for the first half of 2004 was primarily due to increased sales volume in the pharmaceutical sector of the Paperboard Packaging segment and in the Plastic Packaging segment. These increases were partially offset by lower sales volume in the tobacco and international and branded sectors for the first half of 2004.

Gross margin, which is defined as net sales less cost of products sold, for the second quarter of 2004 was $43.4 million compared to $39.8 million for the second quarter of 2003, and gross margin of $87.2 million for the first half of 2004 compared to $78.7 million for the first half of 2003. Consistent with the first quarter of 2004, the increases were largely due to favorable foreign currency exchange rates. In addition, higher sales volumes in both the pharmaceutical sector of the Paperboard Packaging segment and in the Plastic Packaging segment contributed to the increases. These increases were partially offset in the Paperboard Packaging segment by increased depreciation expense and start-up costs for two new German facilities serving the tobacco and international and branded packaging sectors. Gross margin as a percentage of net sales decreased approximately 1 percent in both the second quarter and first six months of 2004 compared to the same periods in 2003.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales were up approximately 1 percent for the second quarter of 2004 and relatively flat for the first half of 2004 when compared to the prior-year periods. The increase in SG&A expenses for the second quarter of 2004 over the comparable prior-year period was primarily due to increased employee costs.

During the second quarter of 2003, we settled substantially all of our environmental indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of a kraft products mill in West Point, Va. As a result of the settlement, the accrual for estimated environmental liabilities was reduced in the second quarter of 2003, which resulted in a gain of approximately $11.2 million, or $7.7 million net of income taxes.

EBIT for the second quarter of 2004 was $11.2 million compared to EBIT of $23.0 million for the second quarter of 2003. EBIT for the first half of 2004 was $23.5 million compared to EBIT of $34.7 million for the first half of 2003. In addition to the items noted above, changes in foreign currency exchange rates increased EBIT for the second quarter and first six months of 2004 by approximately $1.3 million and $3.5 million, respectively.

During the second quarter of 2004, we redeemed 40 million pounds Sterling outstanding principal amount of our 10-3/8 percent senior subordinated notes due 2011, which resulted in a loss on the extinguishment of debt of $8.4 million, or $5.4 million net of income taxes. The aggregate redemption price was $82.6 million, and the redemption of the subordinated notes was funded with a portion of the net proceeds of our recent public offering of approximately 4.05 million shares of our common stock.

Net interest expense from continuing operations of $8.6 million for the second quarter of 2004 decreased from $10.6 million in the second quarter of 2003, and net interest expense from continuing operations of $19.9 million for the first half of 2004 decreased from $22.3 million in the first half of 2003. We have local currency denominated debt on our balance sheet which serves as a partial natural hedge against currency fluctuations. Changes in foreign currency exchange rates increased net interest expense from continuing operations by $0.6 million, or 7 percent, and by $1.6 million, or 8 percent, respectively, for the second quarter and first half of 2004 compared to the prior year periods. The overall decreases in net interest expense from continuing operations were primarily due to the redemption of subordinated notes mentioned above and lower overall average interest rates.

During the second quarter and first half of 2004, our income taxes were reduced by: approximately $3.0 million related to the costs of the extinguishment of debt; approximately $2.6 million related to the favorable settlements of 1998 to 2002 United States Internal Revenue Service tax audits and 1999 to 2001 United Kingdom Inland Revenue tax audits; and approximately $0.8 million related to a reduction in the Belgian statutory tax rate. Without the costs of extinguishment of debt, the effective income tax rate from continuing operations is estimated to be approximately 18 percent for the full year of 2004 compared to 13 percent for the full year of 2003. (See Note 7 to the Consolidated Financial Statements for additional income tax information.)

Discontinued operations had no net impact on earnings in 2004, as the after-tax operating loss from discontinued operations of $0.2 was offset by a $0.2 after-tax gain on the disposal of discontinued operations resulting from the settlement of accrued obligations. The after-tax operating income from discontinued operations in the second quarter and first half of 2003 was $0.6 million, or $0.04 per diluted share, and $2.7 million, or $0.18 per diluted share, respectively.

Net income for the second quarter of 2004 was breakeven compared to net income of $9.4 million, or $0.62 per diluted share, for the second quarter of 2003. Net income for the first half of 2004 was $0.7 million, or $0.04 per diluted share, compared to net income of $12.1 million, or $0.80 per diluted share, for the first half of 2003.

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2004	2003	$	%
Six Months:
Net sales	$416.9	$361.0	55.9	15.5
EBIT	22.2	25.8	(3.6)	(14.0)
Operating margin	5.3%	7.1%

Second Quarter:
Net sales	$197.8	$178.5	19.3	10.8
EBIT	11.1	13.4	(2.3)	(17.2)
Operating margin	5.6%	7.5%

Net sales of $197.8 million for the second quarter of 2004 were 11 percent higher than net sales of $178.5 million for the second quarter of 2003. Net sales of $416.9 million for the first half of 2004 were 16 percent higher than net sales of $361.0 million for the first half of 2003. Approximately $15.7 million and $44.0 million, respectively, of the increases for the second quarter and first half of 2004 were due to changes in foreign currency translation rates. The remaining increases were primarily due to increased sales volume in the pharmaceutical sector. Additionally, the international and branded sector had increased sales in the second quarter of 2004, and the food and household sector had increased sales in both the second quarter and first half of 2004, while the tobacco sector experienced decreased sales in both the second quarter and first half of 2004.

EBIT for the Paperboard Packaging segment decreased $2.3 million, or 17 percent, for the second quarter of 2004 and $3.6 million, or 14 percent, for the first half of 2004 over the comparable periods in 2003. The decrease in EBIT for the second quarter of 2004 was due to increased depreciation expense of $2.0 million and lower sales volume in the tobacco sector, partially offset by increased sales volume in the pharmaceutical sector and favorable foreign currency exchange rates. The decrease in EBIT for the first half of 2004 was due to increased depreciation expense of $5.1 million, lower sales volumes in the international and branded sector and in the tobacco sector and start-up costs of $1.8 million for two new German facilities serving the tobacco and international and branded sectors. These items were partially offset by increased sales volume in the pharmaceutical sector and favorable foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, EBIT for this segment was down 24 percent and 23 percent for the second quarter and first half of 2004, respectively, compared to the prior-year periods.

Plastic Packaging

(in millions)			Increase
	2004	2003	$	%
Six Months:
Net sales	$86.0	$63.5	22.5	35.4
EBIT	9.3	5.8	3.5	60.3
Operating margin	10.8%	9.1%

Second Quarter:
Net sales	$41.5	$32.8	8.7	26.5
EBIT	4.2	2.8	1.4	50.0
Operating margin	10.1%	8.5%

Net sales of $41.5 million for the second quarter of 2004 were up 27 percent compared to net sales of $32.8 million for the second quarter of 2003. Net sales of $86.0 million for the first half of 2004 were 35 percent higher than net sales for the first half of 2003. Approximately $3.6 million and $10.1 million, respectively, of the increases for the second quarter and first half of 2004 were due to changes in foreign currency translation rates. The remaining increases were primarily due to increased sales volume in the specialty chemical sector. The food and beverage sector had increased sales for the first half of 2004, although sales for the second quarter of 2004 in this sector experienced a slight decline when compared to the prior year period.

EBIT for the second quarter of 2004 for the Plastic Packaging segment was $4.2 million, an increase of $1.4 million over the comparable period in 2003. EBIT for the first half of 2004 was $9.3 million, an increase of $3.5 million over the first half of 2003. A strong agrochemical season contributed to the improved results in the specialty chemical sector for the second quarter and first half of 2004 over comparable periods in 2003. While strong sales volume contributed to the improved results in the food and beverage sector for the first half of 2004 over the prior-year period, EBIT for the food and beverage sector was down slightly in the second quarter of 2004 compared to the prior-year period. Changes in foreign currency exchange rates also had a favorable impact on segment results for 2004; excluding the effect of changes in foreign currency exchange rates, EBIT for this segment was up 35 percent and 41 percent for the second quarter and first half of 2004, respectively, compared to the prior-year periods.

Liquidity and Financial Position

Net cash provided by operating activities in the first half of 2004 of $38.0 million compared to net cash provided by operating activities of $21.5 million in the first half of 2003. The increase in net cash provided by operating activities for the first half of 2004 compared to the first half of 2003 was largely due to United States income tax refunds of approximately $21.5 million in 2004 compared to $11.1 million in 2003.

Net cash used in investing activities in the first half of 2004 of $20.7 million compared to net cash used in investing activities of $26.9 million in the first half of 2003. The cash used in investing activities in the first half of both 2004 and 2003 was primarily used for capital expenditures.

Net cash used in financing activities in the first half of 2004 was $23.8 million, compared to net cash provided by financing activities of $3.6 million in the first half of 2003. During the first half of 2004, we sold 4.05 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and expenses, were approximately $91.8 million. Cash provided by the common stock offering was used for debt repayments. On April 19, 2004, $82.6 million of the net proceeds from our common stock offering was used to redeem 40.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a redemption price equal to 110.375 percent of the principal amount plus accrued and unpaid interest. The remaining net proceeds from the common stock offering of approximately $9.2 million were used to repay outstanding borrowings under our senior credit facility. We paid cash dividends of $0.22 per share in the first and second quarters of both 2004 and 2003. Dividends paid in the first half of 2004 totaled approximately $7.6 million, while dividends paid in the first half of 2003 totaled approximately $6.7 million.

In February 2004, our $250 million (or the equivalent in foreign currency) senior credit facility was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility may, and net proceeds of any additional term debt component of the facility shall, be used to finance acquisitions and to refinance other debt. With certain exceptions and limitations, the senior credit facility is collateralized by a pledge of the inventory, equipment, receivables and intangible assets of Chesapeake and its United States subsidiaries, and a pledge of the capital stock or other equity interests of Chesapeake's significant subsidiaries, and is guaranteed by Chesapeake's United States subsidiaries and the United Kingdom borrowers. The amended and restated senior credit facility includes other terms and conditions substantially similar to the previous facility in effect at December 28, 2003.

We may from time to time purchase additional senior subordinated notes through open market or privately negotiated transactions based on an assessment of the favorability of several factors, including the price and availability of the notes, our financial position and the overall market environment. We expect that any such note purchases will be funded with cash from operations or borrowings under our existing bank credit facility, and that any purchased notes will be cancelled.

Our debt, net of cash, at July 4, 2004, was $399.7 million, down $75.3 million compared to December 28, 2003. The decrease in net debt is primarily a result of the redemption of senior subordinated notes, offset in part by changes in foreign currency exchange rates that increased reported net debt by approximately $20.1 million at the end of the second quarter of 2004, compared to the end of fiscal year 2003. Our net debt-to-capital ratio was 37 percent as of July 4, 2004, compared to 44 percent at December 28, 2003. (Capital consists of total debt, net of cash, plus long-term deferred tax liabilities and stockholders' equity.) The change in the ratio from year-end 2003 to second-quarter-end 2004 is primarily due to the redemption of 40 million pounds Sterling outstanding principal amount of our senior subordinated notes due 2011.

We were in compliance with all of our debt covenants as of the end of the second quarter of 2004. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

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

Environmental

We have a strong commitment to protecting the environment. See Note 10 to the Consolidated Financial Statements for additional information on environmental matters.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Seasonality

We sell our products in several end-use markets, such as alcoholic drinks, premium confectioneries, and cosmetics and fragrances, that are seasonal in nature. As a result, our earnings stream is seasonal, with peak operational activity expected during the third and fourth quarters of the year.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 4, 2004. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 4, 2004. There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, reference is made to Note 10 of the Notes to Consolidated Financial Statements included herein.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 28, 2004, the following business was transacted:

(1) Election of Directors -

All the nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Jeremy S.G. Fowden	13,478,314	213,134
Thomas H. Johnson	13,371,690	319,759
Henri D. Petit	13,326,220	365,229
Frank S. Royal	13,471,400	220,049

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits:
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
(i)
Current Report on Form 8-K, dated March 19, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the Company's receipt of the Notice of Proposed Adjustment relating to the tax treatment of the Georgia-Pacific Tissue LLC joint venture transaction

(ii)

Current Report on Form 8-K, dated April 8, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the press release announcing the sale of over-allotment shares related to our recent public offering of 3.65 million shares of common stock

(iii)

Current Report on Form 8-K, dated April 6, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") and Item 7 ("Financial Statements and Exhibits") the opinion of the Company's counsel as to the validity of the over-allotment shares

(iv)

Current Report on Form 8-K, dated April 23, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the press release announcing that the Company had completed the redemption of 40 million pounds Sterling principal amount of its 10-3/8 percent senior subordinated notes due 2011

	(v)	Current Report on Form 8-K, dated April 27, 2004, reporting under Item 12 ("Results of Operations and Financial Condition") the press release and conference call announcing first quarter 2004 results
(vi)

Current Report on Form 8-K, dated April 28, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the press release that summarized the business conducted at the annual meeting of stockholders and the press release announcing the regular quarterly dividend declaration

(vi)

Current Report on Form 8-K, dated May 13, 2004, reporting under Item 5 ("Other Events and Regulation FD Disclosure") the release of information on Chesapeake's business, its business strategy, markets, operating competencies, financial highlights, the financial outlook for 2004 and other business information to be provided to investors and analysts at presentations to be first held on May 13, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: August 5, 2004	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)