Form 10-Q
period 2004-10-03
CHESAPEAKE CORP /VA/
filed 2004-11-12
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

Number of shares of $1.00 par value common stock outstanding as of November 4, 2004:
19,506,656 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2004 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Nine Months ended October 3, 2004, and September 28, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at October 3, 2004, and December 28, 2003 . . . .	4
	Consolidated Statements of Cash Flows - Nine Months ended October 3, 2004, and September 28, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

	Consolidated Statement of Changes in Stockholders' Equity - Nine Months Ended October 3, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . .	26
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		28

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003

Net sales	$256.6	$216.1	$759.5	$640.6

Costs and expenses:
Cost of products sold	211.1	176.6	626.8	522.4
Selling, general and administrative expenses	32.3	27.8	100.1	86.1
Gain on sale of business	-	-	-	11.2
Other income, net	2.5	1.5	6.6	4.6

Income from continuing operations before interest and taxes	15.7	13.2	39.2	47.9

Interest expense, net	8.7	10.0	28.6	32.3
Loss on extinguishment of debt	-	-	8.4	-

Income from continuing operations before taxes	7.0	3.2	2.2	15.6
Income tax expense (benefit)	1.5	0.5	(4.0)	3.5

Income from continuing operations	5.5	2.7	6.2	12.1

Discontinued operations:
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0.0, $0.4, $(0.1) and $2.1, respectively	-	0.7	(0.2)	3.4
Gain on disposal of discontinued operations, net of tax expense of $0.1	-	-	0.2	-

Net income	$5.5	$3.4	$6.2	$15.5

Basic earnings per share:
Earnings from continuing operations	$0.28	$0.18	$0.34	$0.80
Discontinued operations	-	0.04	-	0.22

Basic earnings per share	$0.28	$0.22	$0.34	$1.02

Diluted earnings per share:
Earnings from continuing operations	$0.28	$0.18	$0.34	$0.80
Discontinued operations	-	0.04	-	0.22

Diluted earnings per share	$0.28	$0.22	$0.34	$1.02

Weighted average number of common shares outstanding:
Basic	19.3	15.2	18.2	15.2

Diluted	19.4	15.3	18.3	15.2

Cash dividends declared per share of common stock	$0.22	$0.22	$0.66	$0.66

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Oct. 3, 2004	Dec. 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$7.7	$11.9
Accounts receivable (less allowance of $8.3 and $7.3)	156.1	151.1

Inventories:
Finished goods	63.7	64.0
Work-in-process	22.3	19.4
Materials and supplies	26.3	26.4

Total inventories	112.3	109.8

Prepaid expenses	11.0	16.3
Income tax receivable	-	19.8
Other current assets	7.7	-

Total current assets	294.8	308.9

Property, plant and equipment, at cost	620.7	601.7
Less accumulated depreciation	215.6	170.1

Net property, plant and equipment	405.1	431.6

Goodwill	652.3	644.4
Other assets	93.4	107.9

Total assets	$1,445.6	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Oct. 3, 2004	Dec. 28, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$127.7	$120.8
Accrued expenses	89.6	103.0
Income taxes payable	27.4	13.9
Current maturities of long-term debt	4.2	5.0
Dividends payable	4.3	3.3

Total current liabilities	253.2	246.0

Long-term debt	382.2	481.9
Environmental liabilities	42.2	52.1
Pensions and postretirement benefits	81.7	89.2
Deferred income taxes	20.9	30.1
Other long-term liabilities	10.7	23.8

Total liabilities	790.9	923.1

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60,000,000 shares; outstanding, 19,512,758 shares in 2004 and 15,324,789 shares in 2003, respectively	19.5	15.3
Additional paid-in capital	95.2	4.4
Unearned compensation	(3.6)	(1.4)
Accumulated other comprehensive income	20.0	21.2
Retained earnings	523.6	530.2

Total stockholders' equity	654.7	569.7

Total liabilities and stockholders' equity	$1,445.6	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Oct. 3, 2004	Sep. 28, 2003

Operating activities:
Net income	$6.2	$15.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45.8	39.3
Deferred income taxes	(9.9)	5.5
Loss on extinguishment of debt	8.4	-
Gain on sale of business	-	(11.2)
Gain on sales of property, plant and equipment	(1.1)	(1.5)
Undistributed earnings of unconsolidated affiliates	(0.1)	(0.2)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(4.4)	6.3
Inventories	(2.3)	(8.1)
Other assets	5.5	4.9
Accounts payable	1.4	(2.3)
Accrued expenses	(1.8)	4.8
Income taxes payable and receivable, net	21.0	(2.7)
Termination of interest rate swaps	6.4	-
Premium paid for early extinguishment of debt	(6.9)	-
Other	(6.1)	(5.6)

Net cash provided by operating activities	62.1	44.7

Investing activities:
Purchases of property, plant and equipment	(27.7)	(42.4)
Proceeds from sales of property, plant and equipment	2.4	10.0
Other	0.7	-

Net cash used in investing activities	(24.6)	(32.4)

Financing activities:
Net borrowings on lines of credit	0.8	44.9
Payments on long-term debt	(126.7)	(52.7)
Proceeds from long-term debt	5.1	0.9
Proceeds from issuance of common stock, net of issuance costs	92.4	-
Debt issue costs	(2.6)	-
Dividends paid	(11.8)	(10.0)

Net cash used in financing activities	(42.8)	(16.9)

Currency translation adjustment	1.1	3.8

Decrease in cash and cash equivalents	(4.2)	(0.8)
Cash and cash equivalents at beginning of period	11.9	15.7

Cash and cash equivalents at end of period	$7.7	$14.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.
CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 28, 2003	$15.3	$4.4	$(1.4)	$21.2	$530.2	$569.7
Net income	-	-	-	-	6.2	6.2
Cash dividends declared	-	-	-	-	(12.8)	(12.8)
Issuance from public stock offering, net of issuance costs	4.1	87.7	-	-	-	91.8
Issuance from employee stock plans, net of forfeitures	0.1	3.1	(2.9)	-	-	0.3
Compensation expense	-	-	0.7	-	-	0.7
Currency translation adjustment	-	-	-	(1.2)	-	(1.2)
Pension liability adjustment, net of tax	-	-	-	(0.7)	-	(0.7)
Change in fair market value of derivatives, net of tax	-	-	-	0.7	-	0.7

Balance, October 3, 2004	$19.5	$95.2	$(3.6)	$20.0	$523.6	$654.7

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

Stock Options

Our stock-based compensation plans include stock options and equity-based compensation. We use the intrinsic value method of accounting for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table represents the compensation expense, and related effect on earnings, for our stock option plans if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied, rather than the intrinsic value method.

(in millions, except per share data)	Quarters Ended		Nine Months Ended
	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003
Stock-based compensation expense, net of tax, included in net income as reported	$0.3	$0.3	$0.7	$0.9

Net income as reported	$5.5	$3.4	$6.2	$15.5
Additional stock-based compensation expense, net of tax	0.2	0.3	0.6	1.0

Pro forma net income	$5.3	$3.1	$5.6	$14.5

Earnings per share
As reported:
Basic	$0.28	$0.22	$0.34	$1.02
Diluted	0.28	0.22	0.34	1.02
Pro forma:
Basic	$0.27	$0.20	$0.31	$0.95
Diluted	0.27	0.20	0.31	0.95

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future years.

New Accounting Pronouncements

In January 2004 the Financial Accounting Standards Board ("FASB") issued Staff Position No. 106-1 ("FSP 106-l"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act provides prescription drug benefits to retirees under Medicare Part D and provides subsidies to plan sponsors providing certain prescription drug benefits if they are determined to be "actuarially equivalent" to those under Medicare. FSP 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effect of the Act and requires certain disclosures regardless of whether the sponsor elects to defer. The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. Chesapeake elected to defer recognizing the effects of the Act in the accounting for its plan for the year ended December 28, 2003, and the quarter ended April 4, 2004.

In May 2004 the FASB issued Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on accounting for the effects of the Act and requires certain disclosures. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004, with earlier application encouraged. FSP 106-2 supersedes FSP 106-1 when it becomes effective, or upon earlier adoption. Chesapeake adopted FSP 106-2 as of July 4, 2004. Based on actuarial estimates of the impact of the Act on Chesapeake, the Act is not material to Chesapeake. Chesapeake incorporated the effects of the Act into the valuation performed at the regular measurement date of September 30, 2004.

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

Dilutive shares were 0.1 million for the quarter and nine months ended October 3, 2004 and the quarter ended September 28, 2003 for purposes of computing dilutive EPS. There were no significant dilutive shares for the nine months ended September 28, 2003. As of October 3, 2004, and September 28, 2003, 1.4 million potentially dilutive common shares were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common stock during the period or their vesting criterion were not met.

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

Note 3. Comprehensive Income (LOSS)

Comprehensive income (loss) is as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003

Net income	$5.5	$3.4	$6.2	$15.5
Foreign currency translation	(9.5)	5.0	(1.2)	33.4
Change in fair market value of derivatives, net of tax	0.3	3.6	0.7	4.0
Minimum pension liability, net of tax	1.1	(0.2)	(0.7)	(1.5)

Comprehensive income (loss)	$(2.6)	$11.8	$5.0	$51.4

Note 4. Financial Instruments

In January 2004 we terminated a cross currency interest rate swap and received a cash settlement of $7.3 million from the counterparty. Of this amount, approximately $6.3 million will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

During the second quarter of 2004 we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement represents a contract to exchange six month LIBOR-based interest payments for fixed-rate interest payments periodically over the life of the agreement. The swap agreement is designated as a cash flow hedge on a notional amount of 20 million pounds Sterling of indebtedness through 2007. As of October 3, 2004, the fair market value of the swap was a liability of $0.5 million.

Note 5. Acquisitions and Dispositions

During the second quarter of 2003 we settled substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in the second quarter of 2003, which resulted in a gain on sale of business of approximately $11.2 million, or $7.7 million net of income taxes.

Note 6. Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004 the remainder of the Land Development segment was liquidated and, as a result, this segment is now accounted for as a discontinued operation.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continued and discontinued operations together. Results for the prior periods have been restated for this presentation. Net sales from discontinued operations were $0.6 million for the nine months ended October 3, 2004, and $4.4 million and $10.1 million for the quarter and nine months ended September 28, 2003, respectively.

Note 7. Income Taxes

The effective income tax rate for continuing operations for the first nine months of 2004 was approximately (182) percent compared to an effective income tax rate for continuing operations of approximately 22 percent for the first nine months of 2003. During the first nine months of 2004 our income taxes were reduced by: approximately $3.0 million related to the costs of the extinguishment of debt; approximately $3.3 million related to the favorable settlements of 1998 to 2002 United States Internal Revenue Service ("IRS") tax audits and 1999 to 2001 United Kingdom Inland Revenue tax audits; and approximately $0.8 million related to a reduction in the Belgian statutory tax rate.

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

Note 8. Debt

In February 2004 our $250 million (or the equivalent in foreign currency) senior credit facility was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility may, and net proceeds of any additional term debt component of the facility shall, be used to finance acquisitions and to refinance other debt. With certain exceptions and limitations, the senior credit facility is collateralized by a pledge of the inventory, equipment, receivables and intangible assets of Chesapeake and its United States subsidiaries, and a pledge of the capital stock or other equity interests of Chesapeake's significant subsidiaries, and is guaranteed by Chesapeake's United States subsidiaries and the United Kingdom borrowers. The amended and restated senior credit facility includes other terms and conditions substantially similar to the previous facility in effect at December 28, 2003.

In April 2004 $82.6 million of the net proceeds from our common stock offering (see Note 2 for more details on the common stock offering) was used to redeem 40.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a redemption price equal to 110.375 percent of the principal amount plus accrued and unpaid interest. The costs of extinguishing this debt early, which primarily consisted of the redemption premium of 10.375 percent and a write-off of deferred financing fees, were approximately $8.4 million. The remaining net proceeds from the public stock offering of approximately $9.2 million were used to repay outstanding borrowings under our senior credit facility.

Note 9. Employee Retirement and Postretirement Benefits

In December 2003 the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits, which we adopted at the end of 2003. SFAS 132 requires the disclosure of the components of the net periodic benefit cost recognized during interim periods. The following table sets forth a reconciliation of those components:

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Quarter Ended:	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003
Service cost	$0.1	$0.1	$1.2	$1.1	$-	$-
Interest cost	1.0	1.0	4.1	3.3	0.2	0.3
Expected return on plan assets	(1.3)	(1.2)	(4.6)	(4.1)	-	-
Recognized actuarial loss	0.4	0.4	0.9	0.1	0.1	-

Net pension expense	$0.2	$0.3	$1.6	$0.4	$0.3	$0.3

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Nine Months Ended:	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003
Service cost	$0.4	$0.3	$3.5	$3.3	$-	$-
Interest cost	2.9	3.0	12.4	10.1	0.7	0.9
Expected return on plan assets	(3.9)	(3.6)	(13.9)	(12.5)	-	-
Recognized actuarial loss	1.2	1.2	2.7	0.3	0.3	0.1

Net pension expense	$0.6	$0.9	$4.7	$1.2	$1.0	$1.0

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

In June 1994 the U.S. Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997, the EPA announced that it was initiating the process of listing the Lower Fox River on the CERCLA National Priorities List of hazardous waste sites. On September 30, 2003, EPA and the Wisconsin Department of Natural Resources ("DNR"), in connection with the issuance of General Notice Letters under CERCLA to the PRPs requesting a good faith offer to conduct the remedial design for downstream portions of the Lower Fox River site, also notified Menasha Corporation and Sonoco Products Company that those companies were also considered potentially liable for the cost of response activities at the Lower Fox River site.

In January 2003 DNR and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The OU1-2 ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the OU1-2 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimates that the proposed dredging remedy for OU1 will be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD proposes a remedy of monitored natural recovery over a 40-year period. The OU1-2 ROD states that the present-worth cost of the proposed remedy for OU2 is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6 percent.

On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. The design work to be done by WT is estimated to cost approximately $3.7 million. On October 1, 2003, EPA and DNR announced that WT and Glatfelter had entered into a proposed Consent Decree (the "Consent Decree") regarding the remediation of OU1. The Consent Decree was entered on April 12, 2004. Under the terms of the Consent Decree, WT and Glatfelter agree to perform appropriate remedial action in accordance with the OU1-2 ROD. The remedial action will be performed under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter have each paid $25 million to an escrow account, and EPA and Wisconsin will use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. As provided in the Consent Decree, WT has been reimbursed from the escrow account for $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

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

In July 2003 EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). The OU3-5 ROD remedy for OU3 and OU4 provides for removal of substantially all sediment with concentrations of PCBs of more than 1 part per million in order to achieve a SWAC of not more than 0.25 parts per million. The OU3-5 ROD estimates the present-worth cost of the proposed remedy for OU3-5 is $324 million. Present-worth cost as stated in the ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate, and the OU3-5 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate.

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

On October 25, 2000, the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs at the Fox River site. The RCDP states that the final natural resource damage claim (which is separate from, and in addition to, the remediation and restoration costs that will be associated with remedial action plans) will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates additional costs of restoration to address present and future PCB damages in a range of $111 million to $268 million. To date Wisconsin has not issued any estimate of natural resource damages. We believe, based on the information currently available to us, that the estimate of natural resource damages in the RCDP represents the reasonably likely upper limit of the total natural resource damages. We believe that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments on the RCDP to that effect. No final assessment of natural resource damages has been issued.

Under CERCLA each PRP generally will be jointly and severally liable for the full amount of the remediation and restoration costs and natural resource damages, subject to a right of contribution from other PRPs. In practice PRPs generally negotiate among themselves to determine their respective contributions to any multi-party activities based upon factors including their respective contributions to the alleged contamination, equitable considerations and their ability to pay. In draft analyses by DNR and federal government consultants, the volume of WT's PCB discharges into the Fox River has been estimated to range from 2.72 percent to 10 percent of the total discharges of PCBs. This range may not be indicative of the share of the cost of the remediation and restoration costs and natural resource damages that ultimately will be allocated to WT because of: inaccuracies or incompleteness of information about mill operations and discharges; inadequate consideration of the nature and location of various discharges of PCBs to the river, including discharges by persons other than the named PRPs and the relationship of those discharges to identified contamination; uncertainty of the geographic location of the remediation and restoration eventually performed; uncertainty about the ability of other PRPs to participate in paying the costs and damages; and uncertainty about the extent of responsibility of the manufacturers of the carbonless paper recycled by WT which contained the PCBs. We have evaluated the ability of other PRPs to participate in paying the remediation and restoration costs and natural resource damages based on our estimate of their reasonably possible shares of the liability and on public financial information indicating their ability to pay such shares. While we are unable to determine at this time what shares of the liability for the Fox River costs will be paid by the other identified PRPs (or other entities who are subsequently determined to have liability), based on information currently available to us and the analysis described above, we believe that most of the other PRPs have the ability to pay their reasonably possible shares of the liability.

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, after disbursements on behalf of WT under the terms of the Consent Decree, may fall within the range of $34 million to $130 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. Our accrued environmental liabilities totaled approximately $49.4 million as of October 3, 2004, of which approximately $7.2 million was considered short-term. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

Litigation

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of October 3, 2004, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of October 3, 2004, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of October 3, 2004, we believe our liability under such service agreements was immaterial.

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

(in millions)	Quarter Ended		Nine Months Ended
	Oct. 3, 2004	Sep. 28, 2003	Oct. 3, 2004	Sep. 28, 2003
Net sales:
Paperboard Packaging	$220.7	$185.0	$637.6	$546.0
Plastic Packaging	35.9	31.1	121.9	94.6

	$256.6	$216.1	$759.5	$640.6

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$16.3	$14.4	$38.5	$40.2
Plastic Packaging	3.6	3.0	12.9	8.8
Corporate	(4.2)	(4.2)	(12.2)	(12.3)
Gain on Sale of Business	-	-	-	11.2

	$15.7	$13.2	$39.2	$47.9

Depreciation:
Paperboard Packaging	$12.0	$10.7	$37.7	$31.3
Plastic Packaging	2.5	2.6	7.8	7.6
Corporate	0.1	0.1	0.3	0.4

	$14.6	$13.4	$45.8	$39.3

(in millions)	Oct. 3, 2004	Dec. 28, 2003
Identifiable assets:
Paperboard Packaging	$1,182.8	$1,193.0
Plastic Packaging	166.1	170.0
Corporate	96.0	123.5
Discontinued Operations	0.7	6.3

	$1,445.6	$1,492.8

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

Results of Operations

Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 11 to the Consolidated Financial Statements, EBIT by segment excludes any gains on sales of businesses. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth third quarter and year-to-date net sales and EBIT by business segment and on a consolidated basis:

Net Sales and EBIT by Segment and Consolidated
(in millions)	Quarter Ended Oct. 3, 2004		Quarter Ended Sep. 28, 2003		Nine Months Ended Oct. 3, 2004		Nine Months Ended Sep. 28, 2003
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$220.7	$16.3	$185.0	$14.4	$637.6	$38.5	$546.0	$40.2
Plastic Packaging	35.9	3.6	31.1	3.0	121.9	12.9	94.6	8.8
Corporate	-	(4.2)	-	(4.2)	-	(12.2)	-	(12.3)
Gain on Sale of Business	-	-	-	-	-	-	-	11.2

Total	$256.6	$15.7	$216.1	$13.2	$759.5	$39.2	$640.6	$47.9

Net sales for the third quarter of 2004 were $256.6 million, an increase of $40.5 million, or 19 percent, over the comparable period in 2003. Approximately $25.6 million of the increase was due to changes in the foreign currency exchange rates. Sales volume across most of the Paperboard and Plastic Packaging sectors for the third quarter of 2004 increased over the prior-year quarter, with the exception of the food and beverage sector of the Plastic Packaging segment, which experienced a decline in sales value. Net sales of $759.5 million for the first nine months of 2004 increased $118.9 million, or 19 percent, over net sales for the first nine months of 2003. Approximately $79.8 million of the increase was due to changes in foreign currency exchange rates, with the remainder of the increase resulting primarily from higher volumes across the Paperboard and Plastic Packaging segments, with the exception of the tobacco sector, which experienced a decline in sales volume.

Gross margin, which is defined as net sales less cost of products sold, for the third quarter and first nine months of 2004 was $45.5 million and $132.7 million, respectively, compared to $39.5 million and $118.2 million for the comparable periods in 2003. Consistent with the first and second quarters of 2004, the increases were largely due to favorable foreign currency exchange rates. In addition, higher sales volumes in both the pharmaceutical sector of the Paperboard Packaging segment and in the Plastic Packaging segment contributed to the increases. These increases were partially offset in the Paperboard Packaging segment by increased depreciation expense and start-up costs for two new German facilities serving the tobacco and international and branded packaging sectors. Gross margin as a percentage of net sales was approximately 18 percent for the third quarter and first nine months of both 2004 and 2003.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales were relatively flat, at 13 percent for the third quarter and first nine months of both 2004 and 2003.

During the second quarter of 2003 we settled substantially all of our environmental indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities, which resulted in a gain on sale of business of approximately $11.2 million, or $7.7 million net of income taxes.

EBIT for the third quarter of 2004 was $15.7 million compared to EBIT of $13.2 million for the third quarter of 2003. EBIT for the first nine months of 2004 was $39.2 million compared to EBIT of $47.9 million for the first nine months of 2003. Among the items affecting EBIT noted above, changes in foreign currency exchange rates increased EBIT for the third quarter and first nine months of 2004 by approximately $2.1 million and $5.6 million, respectively.

During the second quarter of 2004 we redeemed 40 million pounds Sterling outstanding principal amount of our 10.375 percent senior subordinated notes due 2011, which resulted in a loss on the extinguishment of debt of $8.4 million, or $5.4 million net of income taxes. The aggregate redemption price was $82.6 million, and the redemption of the subordinated notes was funded with a portion of the net proceeds of our recent public offering of approximately 4.05 million shares of our common stock.

Net interest expense from continuing operations of $8.7 million for the third quarter of 2004 decreased from $10.0 million in the third quarter of 2003, and net interest expense from continuing operations of $28.6 million for the first nine months of 2004 decreased from $32.3 million during the first nine months of 2003. The decreases in net interest expense for both the third quarter and first nine months of 2004 were primarily due to lower overall interest rates and the redemption of the 40 million pounds Sterling principal amount of 10.375 percent senior subordinated notes. We have local currency denominated debt on our balance sheet which serves as a partial natural hedge against currency fluctuations. Changes in foreign currency offset the decrease of interest expense by $0.7 million and $1.9 million for the third quarter and first nine months of 2004, respectively.

Income taxes for the third quarter of 2004 include a $0.7 million benefit related to favorable settlements of tax audits of U.K. returns for 1999. During the first nine months of 2004 our income taxes were reduced by approximately $3.0 million related to the costs of the extinguishment of debt, by approximately $3.3 million related to favorable settlements of 1998 to 2002 U.S. Internal Revenue Service tax audits and 1999 to 2001 U.K. Inland Revenue tax audits, and by approximately $0.8 million related to a reduction in deferred taxes due to a reduction in the Belgian statutory tax rate. The effective income tax rate for the first nine months of 2004 was approximately (182) percent compared to an effective income tax rate of approximately 22 percent for the first nine months of 2003.

Discontinued operations had no net impact on earnings in 2004, as the after-tax operating loss from discontinued operations of $0.2 million was offset by a $0.2 million after-tax gain on the disposal of discontinued operations resulting from the settlement of accrued obligations. The after-tax operating income from discontinued operations in the third quarter and first nine months of 2003 was $0.7 million, or $0.04 per diluted share, and $3.4 million, or $0.22 per diluted share, respectively.

Net income for the third quarter of 2004 was $5.5 million, or $0.28 per diluted share, compared to net income of $3.4 million, or $0.22 per diluted share, for the third quarter of 2003. Net income for the first nine months of 2004 was $6.2 million, or $0.34 per diluted share, compared to net income of $15.5 million, or $1.02 per diluted share, for the first nine months of 2003.

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2004	2003	$	%
Nine Months:
Net sales	$637.6	$546.0	91.6	16.8
EBIT	38.5	40.2	(1.7)	(4.2)
Operating margin	6.0%	7.4%

Third Quarter:
Net sales	$220.7	$185.0	35.7	19.3
EBIT	16.3	14.4	1.9	13.2
Operating margin	7.4%	7.8%

Net sales for the Paperboard Packaging segment were $220.7 million for the third quarter of 2004, an increase of $35.7 million, or 19 percent, over the comparable period in 2003. Approximately $22.1 million of the increase was due to changes in foreign currency exchange rates. The remaining increase in net sales for the third quarter of 2004 compared to the third quarter of 2003 was due primarily to higher volume across most of the sectors in the Paperboard Packaging segment. In particular, volumes increased in the tobacco sector from export sales to certain African markets and in the international and branded sector from strong sales of packaging for alcoholic drinks. Net sales of $637.6 million for the first nine months of 2004 increased by $91.6 million, or 17 percent, over net sales for the first nine months of 2003. Approximately $66.1 million of the increase was due to changes in foreign currency exchange rates, with the remainder of the increase primarily resulting from higher volumes in the pharmaceutical and food and household sectors due to strong customer demand, partially offset by lower volume in the tobacco sector. The decline in tobacco volume year over year resulted from new packaging requirements for compliance with the European Union tobacco health warnings in 2003 not repeated in 2004, and reduced shipments in 2004 to Asian markets.

EBIT for the Paperboard Packaging segment was $16.3 million for the third quarter of 2004, an increase of $1.9 million, or 13 percent, over the comparable period in 2003. Changes in foreign currency exchange rates increased EBIT for this segment by $1.8 million for the third quarter of 2004 compared to the prior-year period. The remaining increase in EBIT for the quarter over the prior-year period was due primarily to increased volume in the international and branded and tobacco sectors, despite costs related to production equipment issues and increased depreciation expense. EBIT for the first nine months of 2004 was $38.5 million, a decrease of $1.7 million, or 4 percent, over the comparable period in 2003. The decrease in EBIT for the first nine months of 2004 was due primarily to decreased volume in the tobacco sector combined with increased depreciation expense of $6.4 million and start-up costs for two new German facilities. The decrease was partially offset by increased volume in the pharmaceutical sector and changes in foreign currency exchange rates, with the latter increasing EBIT by $4.2 million for the first nine months of 2004 over the comparable period in 2003.

Plastic Packaging

(in millions)			Increase
	2004	2003	$	%
Nine Months:
Net sales	$121.9	$94.6	27.3	28.9
EBIT	12.9	8.8	4.1	46.6
Operating margin	10.6%	9.3%

Third Quarter:
Net sales	$35.9	$31.1	4.8	15.4
EBIT	3.6	3.0	0.6	20.0
Operating margin	10.0%	9.6%

Net sales for the Plastic Packaging segment were $35.9 million for the third quarter of 2004, an increase of $4.8 million, or 15 percent, over the third quarter of 2003, and $121.9 million for the first nine months of 2004, an increase of $27.3 million, or 29 percent, over the comparable prior-year period. Changes in foreign currency exchange rates increased net sales for the third quarter and first nine months of 2004 by approximately $3.5 million and $13.7 million, respectively. The remaining increase in net sales for the third quarter of 2004 was due primarily to increased volume in the specialty chemical sector from expansion in our customer base, partially offset by lower sales value in the food and beverage sector as a result of a change in the raw material supply chain for one of our larger customers. The increase in net sales before changes in foreign currency exchange rates for the first nine months of 2004 was mainly due to increased volume in the specialty chemical sector from a strong agrochemical season and from expansion in our customer base.

EBIT for the third quarter of 2004 for the Plastic Packaging segment was $3.6 million, an increase of $0.6 million, or 20 percent, over the comparable period in 2003. EBIT for this segment for the first nine months of 2004 was $12.9 million, an increase of $4.1 million, or 47 percent, over the first nine months of 2003. A strong agrochemical season and the expansion of our customer base contributed to improved results in the Plastic Packaging segment for the third quarter and first nine months of 2004 over the comparable periods in 2003. These improvements were partially offset by increases in energy and raw material costs in the third quarter of 2004. Changes in foreign currency exchange rates also had a favorable impact on segment results for 2004, increasing EBIT for this segment by $0.3 million and $1.4 million for the third quarter and first nine months of 2004, respectively, compared to the prior-year periods.

Liquidity and Financial Position

Net cash provided by operating activities in the first nine months of 2004 of $62.1 million compared to net cash provided by operating activities of $44.7 million in the first nine months of 2003. The increase in net cash provided by operating activities for the first nine months of 2004 compared to the first nine months of 2003 was largely due to United States income tax refunds of approximately $21.5 million in 2004 compared to $11.1 million in 2003.

Net cash used in investing activities in the first nine months of 2004 of $24.6 million compared to net cash used in investing activities of $32.4 million in the first nine months of 2003. The cash used in investing activities in the first nine months of both 2004 and 2003 was primarily used for capital expenditures.

Net cash used in financing activities in the first nine months of 2004 was $42.8 million, compared to net cash used in financing activities of $16.9 million in the first nine months of 2003. During the first half of 2004 we sold 4.05 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and expenses, were approximately $91.8 million. Cash provided by the common stock offering was used for debt repayments. On April 19, 2004, $82.6 million of the net proceeds from our common stock offering was used to redeem 40.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a redemption price equal to 110.375 percent of the principal amount plus accrued and unpaid interest. The remaining net proceeds from the common stock offering of approximately $9.2 million were used to repay outstanding borrowings under our senior credit facility.

We paid cash dividends of $0.22 per share in each of the first three quarters of both 2004 and 2003. Dividends paid in the first nine months of 2004 totaled approximately $11.8 million, while dividends paid in the first nine months of 2003 totaled approximately $10.0 million.

In February 2004 our $250 million (or the equivalent in foreign currency) senior credit facility was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility may, and net proceeds of any additional term debt component of the facility shall, be used to finance acquisitions and to refinance other debt. With certain exceptions and limitations, the senior credit facility is collateralized by a pledge of the inventory, equipment, receivables and intangible assets of Chesapeake and its United States subsidiaries, and a pledge of the capital stock or other equity interests of Chesapeake's significant subsidiaries, and is guaranteed by Chesapeake's United States subsidiaries and the United Kingdom borrowers. The amended and restated senior credit facility includes other terms and conditions substantially similar to the previous facility in effect at December 28, 2003.

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

Total debt, net of cash, at October 3, 2004, was $378.7 million compared to $475.0 million at December 28, 2003. The decrease in net debt was primarily a result of the redemption of senior subordinated notes, offset in part by changes in foreign currency exchange rates that increased reported net debt by approximately $15.1 million at the end of the third quarter of 2004, compared to the end of fiscal year 2003. Our net debt-to-capital ratio was 35.9 percent as of October 3, 2004, compared to the net debt-to-capital ratio of 44.2 percent at December 28, 2003. (Capital consists of total debt, net of cash, plus long-term deferred tax liabilities and stockholders' equity.)

We were in compliance with all of our debt covenants as of the end of the third quarter of 2004. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 3, 2004. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 3, 2004. There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings

On March 26, 2001, the Securities and Exchange Commission (the "SEC" or the "Commission") issued a formal order that a private investigation be conducted concerning matters related to our financial reporting. The investigation was based on SEC inquiries arising out of our restatements of earnings in 2000 related to the U.S. Display business which was included in our former Merchandising and Specialty Packaging segment. The U.S. Display business was sold in 2001.

On October 21, 2004, the staff of the SEC notified the Company and four of our former employees that the staff of the SEC had preliminarily decided to recommend that the Commission file civil enforcement actions against the Company and those former employees based on alleged violations of U.S. securities laws related to issues surrounding the earnings restatements in 2000. After extensive discussions with the SEC staff regarding, among other things, the nature of the alleged violations, our actions in response thereto and our cooperation throughout the investigation, we believe that this matter will not have a material adverse effect on our consolidated financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits:
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
(i)
Current Report on Form 8-K, dated July 29, 2004, reporting under Item 12 ("Results of Operations and Financial Condition") the press release and conference call announcing second quarter 2004 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: November 12, 2004	BY:	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Controller
(Principal Accounting Officer)