Form 10-K
period 2005-01-02
CHESAPEAKE CORP /VA/
filed 2005-03-07
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-3203

Chesapeake Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-0166880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 East Cary Street, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 804-697-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value on July 4, 2004 (the last day of the registrant’s most recently completed second quarter), of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $502 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

19,697,722 shares of the registrant’s common stock, par value $1, were outstanding as of March 2, 2005.

Portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held on April 27, 2005, are incorporated in Part III by reference.

The index of exhibits can be found on pages 71-73.

PART I

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Chesapeake” or the “Company” are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements are not statements of historical fact. For example, when we use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “may,” “will likely result,” “will continue,” “project,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements include statements concerning:

•	future results of operations;

•	liquidity, cash flow and capital expenditures;

•	acquisition activities and the effect of completed acquisitions, including expected synergies and cost savings;

•	pending or anticipated litigation;

•	debt levels and the ability to obtain additional financing or make payments on our debt;

•	regulatory developments, industry conditions and market conditions; and

•	general economic conditions.

Factors that might cause or contribute to differences between actual results and those expressed in our forward-looking statements include, but are not limited to, those discussed in Exhibit 99.1 of this report and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

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

Business Overview

We are a leading supplier of specialty value-added paperboard packaging products in Europe, and we are also a leading international supplier of plastic packaging products to niche end-use markets. We focus on specific end-use markets, where our multinational customers demand creative packaging designs and desire broad geographic coverage from their packaging supplier. Within those markets, the services and process capabilities we offer enable us to provide additional value to our customers and achieve higher operating margins. We operate in two core business segments:

•	Paperboard Packaging. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Our primary end-use markets are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco products; and food and household. We are the leading European supplier, based on sales, of paperboard packaging products within several of our end-use markets, including pharmaceutical and healthcare, alcoholic drinks and confectioneries. For the fiscal year ended January 2, 2005, our Paperboard Packaging segment produced revenues and EBIT of $864.7 million and $48.4 million, respectively, and accounted for 84% of our net sales.

•	Plastic Packaging. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Our primary end-use markets are agrochemicals and other specialty chemicals; and food and beverages. We believe our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including HDPE fluorinated barrier containers for niche agrochemicals and other specialty chemicals markets, primarily in Europe and China, HDPE bottles for the Irish dairy market and PET bottles and preforms for soft drink markets in South Africa and the United Kingdom. For the fiscal year ended January 2, 2005, our Plastic Packaging segment produced revenues and EBIT of $167.0 million and $23.1 million, respectively, and accounted for 16% of our net sales.

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

We focus on specific end-use packaging markets—such as pharmaceutical and healthcare, international and branded products (including alcoholic drinks, confectioneries, cosmetics and fragrances), tobacco, specialty chemicals and food and beverages—where customers demand:

•	creative packaging designs to position their brands with consumers and differentiate those brands on the retail shelf;

•	technical expertise and production capabilities to address their special packaging requirements and desire for innovative packaging solutions;

•	a broad range of printing processes and a one-stop-shop approach to their specialty packaging needs; and

•	broad geographic coverage and effective supply chain offerings.

Many of these markets are characterized by higher growth prospects and lower cyclicality than commodity packaging markets.

Historically, we were a manufacturer of commodity paper products, forest products and corrugated packaging products, with operations located primarily in the United States. As a result of our strategic transformation, discussed below, we have exited these businesses, and now supply value-added paperboard and plastic packaging products from a strategically located network of 43 paperboard packaging facilities in Europe and North America and nine plastic packaging facilities in Europe, Africa and Asia. Over the next few years, we plan to expand our network of value-added packaging facilities, which is now located primarily in Europe, through acquisitions of complementary businesses in North America. We also intend to pursue smaller acquisitions, joint ventures, alliances, and/or internal development of complementary businesses primarily in Europe and emerging markets such as the Asia-Pacific region. We expect such expansion will improve our geographical and product-line balance and satisfy multinational customers’ desire for broad geographic coverage from their packaging supplier.

Financial information with respect to our business segments and geographic data is presented in “Note 14 — Business Segment Information” of Item 8, which is incorporated herein by reference. Information regarding our anticipated capital spending is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Cash Flows” of Item 7, which is incorporated herein by reference.

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

Beginning with the sale of the West Point pulp and paper mill in 1997, we divested our commodity paper products, forest products and corrugated packaging businesses, and invested the sale proceeds in several acquisitions that have transformed our company into a value-added paperboard and plastic packaging products leader with a focus on specific end-use markets. Our principal acquisitions included:

•	Field Group plc (“Field Group”), acquired in March 1999, a leading European paperboard packaging company headquartered in England.

•	Boxmore International PLC (“Boxmore”), acquired in February 2000, a paperboard and plastic packaging company headquartered in Northern Ireland.

•	First Carton Group Limited (“First Carton”), acquired in October 2000, a paperboard packaging supplier focused on the international and branded foods, confectioneries and alcoholic drinks markets.

Our other acquisitions included: Field Group’s acquisitions of Berry’s (Holding) Limited, one of Ireland’s largest suppliers of printed pharmaceutical leaflets, in May 1999, Lithoprint Holdings Limited, a Scottish supplier of wet-applied labels and commercial printing, in September 2000, and the in-house carton printing operations of British American Tobacco in Bremen, Germany, in January 2001; and Chesapeake’s acquisition of Green Printing and Packaging Company, formerly Green Printing Company, Inc., a specialty packaging producer and printer in Lexington, North Carolina, in March 2000.

As part of our strategy to divest cyclical businesses and sell land holdings, during 1999 we disposed of our building products business, approximately 278,000 acres of timberland and our investment in a real estate development joint venture with Dominion Capital Inc.

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5%

equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”). These segments were accounted for as discontinued operations.

The businesses that made up the Merchandising and Specialty Packaging segment were:

•	Chesapeake Display and Packaging Company, sold on July 30, 2001, to CorrFlex Graphics, LLC, and Chesapeake Display and Packaging Company (Canada) Limited, sold on October 4, 2001, to Atlantic Decorated & Display Inc.; each of these businesses designed, manufactured, assembled and packed temporary and permanent point-of-purchase displays.

•	Consumer Promotions International, Inc., which designed, manufactured and assembled permanent point-of-purchase displays, sold on October 15, 2001, to a management investment group.

•	Chesapeake Packaging Co., which designed and manufactured corrugated shipping containers and other corrugated packaging products, sold on May 18, 2001, to Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland, Inc.

•	Our 46% interest in Color-Box, LLC, a joint venture with Georgia-Pacific Corporation (“G-P”), which designed and manufactured litho-laminated corrugated graphic packaging, sold to G-P in two transactions that were finalized in November 2001.

In March 2001, we sold our 5% equity interest in the Tissue JV to G-P.

The sales of these discontinued operations were completed in 2001. We used the net proceeds of the 2001 divestitures to pay down debt and to pay taxes related to the sales. See “Note 2 — Discontinued Operations” of Item 8, incorporated herein by reference.

During the past five years, we recorded restructuring and other special charges principally relating to plant closures, management reorganizations and reviews of asset valuations. See “Note 4 — Restructuring Charges” of Item 8, incorporated herein by reference.

Paperboard Packaging

Industry Overview

The paperboard packaging industry manufactures and sells corrugated products, folding cartons and rigid fiber boxes. Our Paperboard Packaging segment competes primarily in the folding carton segment of the industry.

Folding carton packaging is used to package various consumer products such as pharmaceuticals, personal care products, cosmetics, tobacco products, computer hardware, digital video discs, confectioneries, food products and alcoholic drinks. Folding cartons do not include corrugated “brown boxes,” which are typically used for shipping and transportation of products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product at retail. As printing technologies have continued to improve, the marketing function of folding cartons has become increasingly important as consumer products companies rely more heavily on the retail promotional value of product packaging.

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

Vertical integration is less common in the European folding carton industry than in other paper-based packaging markets, such as corrugated containers. In part, this reflects the lower-volume, higher value-added nature of the folding carton business, but also the need of most folding carton producers to utilize various grades of paperboard. As a result, many of the largest folding carton companies in Europe do not manufacture the paperboard they use as raw materials.

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

In Europe, folding cartons are generally used as packaging for non-durable consumer goods in markets characterized by relatively stable demand, with food and beverage products representing approximately 60% of product volume. Within the European folding carton market, Germany accounts for the largest percentage of consumption (19%), followed by the United Kingdom (18%), France (17%), Italy (15%) and Spain (9%).

The European folding carton market is fragmented and highly competitive. Producers generally differentiate their products and services based on design capabilities, print quality and, increasingly, the ability to service pan-European requirements. The end-use markets served by most folding carton producers vary widely in terms of technical requirements, product pricing and growth rates.

We expect European folding carton industry shipments to grow by about 1%-2% annually for the foreseeable future. However, we expect certain subsegments of the market, such as pharmaceutical and healthcare, to grow at faster rates. See “—Business Strategy.”

Operations

Our Paperboard Packaging segment consists primarily of: Field Group, acquired in March 1999; the paperboard packaging operations of Boxmore, acquired in February 2000; and First Carton, acquired in October 2000. These operations have been consolidated for accounting purposes since their respective acquisition dates.

Using Field Group as our platform for growth in this segment, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of our other smaller specialty packaging acquisitions in 2000 and 2001. We have consolidated the sales, marketing and administrative functions of these businesses, which has resulted in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we have rationalized manufacturing facilities in this segment by closing five redundant or underutilized facilities since 2000. See “Note 4 — Restructuring Charges” of Item 8, incorporated herein by reference.

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

Our primary end-use markets are:

•	pharmaceutical and healthcare;

•	international and branded products, such as alcoholic drinks, confectioneries, cosmetics and fragrances;

•	tobacco products; and

•	food and household.

Pharmaceutical and Healthcare. We are the leading supplier of pharmaceutical and healthcare paperboard packaging in Europe. Our network of 22 dedicated pharmaceutical and healthcare packaging plants in seven European countries offers pan-European manufacturing and distribution of folding cartons, labels and leaflets for a wide range of products, including: prescription medicines; over-the-counter medicines; healthcare products, such as vitamins and contact lens solutions; quasi-medicinal products, such as cold cures; and toiletries, such as toothpaste, bath foam, shower gel, shaving foam, deodorants, soaps and fragrances. In this sector, manufacturers utilize a variety of packaging materials, many of which incorporate folding cartons, leaflets and labels in a complete package for retail sale. For example, pills may be packaged in blister packs or in glass or plastic bottles, each of which may be placed with a leaflet in a folding carton, while toothpaste may be packaged in a collapsible tube inside a folding carton.

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

We believe that we have substantial competitive strengths in our target pharmaceutical and healthcare markets. Our ability to satisfy stringent quality standards and to offer a single-source pan-European solution for pharmaceutical packaging, as well as leaflets and labels, should be increasingly attractive to drug companies. We believe our ability to satisfy all of the folding carton, leaflet and label needs of our pharmaceutical customers will also become increasingly important, as governmental agencies in Europe require increasing amounts of information on leaflets and labels in multiple languages. In addition, our design and manufacturing capabilities and experience should assist pharmaceutical companies in responding to requirements that consumer-friendly packaging, such as custom dose “patient packs,” be used for pharmaceutical products.

We work closely with drug manufacturers to design special packaging features to prevent counterfeiting of prescription drugs. Our experience in designing high-graphic content packaging for international and branded products provides us with a competitive advantage when we work with drug manufacturers to design new packaging for prescription drugs that are moving “off patent” to the over-the-counter market.

Pharmaceutical packaging is produced on a segregated production line under strict security because of the possibility of serious damage to health if pharmaceutical products are contaminated or incorrectly labeled. A majority of our pharmaceutical packaging facilities have ISO 9000 Series quality certification and, where appropriate, comply with PS9000 (Pharmaceutical Packaging Materials).

Growth in the pharmaceutical and healthcare packaging market in Europe is primarily driven by new product launches, an increasing use of lifestyle drugs, such as Viagra® and Botox®, an aging population, and an increased focus on total patient costs which is increasing government budgets for home delivery of drugs. Further growth in Europe is being driven by legislation regarding more extensive patient information (such as leaflets and labels and anti-counterfeiting measures), increased over-the-counter drug sales, more pre-packaged dispensing and an increase in the variety of available drugs.

Products of our pharmaceutical and healthcare division are distributed throughout Europe to the manufacturing plants of our customers, for ultimate sale throughout the world. Our principal pharmaceutical and healthcare customers include Glaxo Operations UK Ltd., a subsidiary of GlaxoSmithKline plc; Boots Contract Manufacturing, a subsidiary of Boots Company PLC; and 3M Health Care Limited, a subsidiary of 3M Company.

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

The categories of international and branded products for which we design and manufacture paperboard packaging include:

•	Alcoholic Drinks—We are the leading supplier of paperboard packaging to alcoholic drink manufacturers in Europe. Our packaging products for the drinks sector include folding cartons, spirally wound composite tubes and self-adhesive or wet applied labels, and are generally complex, higher-value-added products involving special finishes such as gold blocking and embossing. Our competitive strengths in this market include our experience in designing and manufacturing high graphic content packaging with a broad range of finishes and effects, and our one-stop-shop approach to supplying labels to complement the principal packaging application. Our principal alcoholic drink customers include Diageo plc, William Grant & Sons Inc., Allied Domecq PLC and Pernod Ricard. Products for which we manufacture and design packaging include international brands such as Johnnie Walker™, J&B®, Chivas Regal®, Ballentine’s®, Glenfiddich®, Beefeater® Gin and Baileys®. These products are distributed by our customers to global retail markets.

•	Confectioneries—We are the leading supplier of paperboard packaging to the European confectioneries industry. A key feature of this market is the demand for innovative packaging designs for year-end holiday and Easter products. Our competitive strengths in this market include internationally recognized creative and structural design resources and process controls designed to prevent taint and odor problems that could affect confectionery products. Our principal confectioneries customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; Storck KG; Mars UK Ltd., a subsidiary of Mars, Incorporated; Cadbury Schweppes plc; and Kraft Jacob Suchard, a subsidiary of Kraft Foods Inc., for their brands which include After Eight®, Mars® Celebrations® and Cadbury’s® Milk Tray®. These products are distributed by our customers primarily to European retail markets, and more recently in the United States.

•	Cosmetics and Fragrances—With four manufacturing locations in France and distribution capabilities throughout Europe, we believe we are well positioned to serve the cosmetics and fragrances industry. Packaging plays a critical role in building and supporting brand image and differentiating products for this market sector. Our competitive strengths in this market include creative graphic and constructional design, outstanding skills in printing and finishing, and our broad range of products and services. We produce cosmetic and fragrance packaging using various substrates and materials, including paperboard and plastic folding cartons, rigid boxes and vacuum forming. Our principal cosmetics and fragrances customers include Christian Dior, Yves Rocher, and Bulgari Group.

Tobacco Products. We are one of Europe’s leading suppliers of paperboard packaging for the tobacco industry, including offset and gravure cartons, carton outers, printed paper and film, and inner frame board. Our customers, including British American Tobacco p.l.c., Gallaher Limited, a subsidiary of Gallaher Group Plc, and Altadis, S.A., use our packaging for brands that are manufactured in Europe for sale locally and to global export markets. Our competitive strengths for tobacco packaging include our skill in electronic manipulation of graphic elements, using computer aided design equipment, which facilitates the insertion of required government health warnings within the pack design, and in-line high speed gravure printing, embossing and gold leaf processes. Brands which use our packaging include 555 State Express®, Benson & Hedges® and Silk Cut®. Product packaging has become one of the leading promotional vehicles for tobacco products because of stringent limitations on other forms of marketing tobacco products in many countries.

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

Principal food and household packaging customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; McCain Foods Limited; Walkers Shortbread Ltd.; and United Biscuits (Holdings) Plc, for their brands which include Rowntree’s, McCain® Oven Chips, McVitie’s® Jaffa Cakes and Alcoa Consumer Products, Inc.

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

We work closely with customers to develop new packaging and to refine existing packaging designs. This involves working with external design agencies employed by customers and using our in-house technical and design capabilities. Our package design centers are used by our customers to develop and test innovative packaging designs and graphics. Elements of the design are usually retained on computer and updated as required, enabling design work to be undertaken at the factory and subsequently reviewed at the customer’s location. We have also established an electronic network for design data interchange between each of our factories and with certain customers. The availability of sophisticated in-house design services enhances our high quality image and improves our response time to customer requests, particularly for new product launches.

Our manufacturing facilities are equipped with multi-color sheet and/or web fed printing presses which, depending on the needs of the specific plant, may include gravure, lithographic, flexographic, and digital printing. In addition, we utilize digital pre-press processes, including direct-to-plate graphic work, which eliminates the need for film in the printing process. This facilitates the transmission of graphics throughout all of our locations to better serve our multinational customers. Other equipment includes platemaking equipment, gold blocking machines, diecutters/embossers, folders and gluers.

The principal elements of the production process, following design, are:

Plate making: Computer aided design systems directly produce metal print plates for lithographic printing and produce digital files for engraving of gravure cylinders.

Die making: A computer-generated carton profile guides lasers which cut slots in wooden forms. Metal strips are then inserted in the grooves as required, which cut and crease the cartons.

Printing: We use three primary printing techniques: lithographic, in-line flexographic and gravure. Lithographic printing on sheet-fed paperboard is used for most printing requirements, except for high volume runs or where certain specialty finishes or deep solid colors are required. Gravure printing is used to produce high quality cartons which require exact print register, solid color saturation, fine line work and embossing. Gravure printing takes place predominantly on reel fed machines capable of handling high volumes. In-line flexographic printing with ultraviolet drying offers a cheaper processing alternative to gravure, particularly for specialty finishes and solid colors. We utilize smaller format printing machinery to complement larger format presses, which enables us to undertake shorter production runs in a cost-effective manner.

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

Meeting customers’ increasingly complex requirements and technical specifications requires a strong commitment to quality and attention to detail. We use statistical process control techniques to identify key areas for improvement including the reduction of waste and down time.

We believe we are a leader in European manufacturing practices and working disciplines. Our plants conform to standards specific to their country and market sectors, such as PS9000, Good Manufacturing Practices and Royal Society of Food Hygiene accreditation. A majority of our pharmaceutical packaging facilities operate to ISO 9000 Series quality standards.

Sales and Marketing

Our Paperboard Packaging segment’s sales result primarily from direct solicitation of existing and prospective customers. Local management and sales personnel at each manufacturing facility are responsible for sales and customer relationships and, where appropriate, are supported by head office sales and marketing initiatives.

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

Most of our raw materials are readily available from various suppliers at competitive market prices. Raw material prices are generally negotiated centrally, but individual factories can enter into further negotiations and sometimes achieve better prices on specific contracts. This strategy is designed to strengthen our overall purchasing power, while enabling each factory to retain a sufficient degree of autonomy in its purchasing decisions to take advantage of better spot pricing offered by suppliers. We endeavor to have our customer contracts include provisions for passing through increased raw materials costs by associating pricing increases with a raw materials index.

Plastic Packaging

Industry Overview

The plastic packaging industry manufactures and sells plastic bottles, preforms, containers, closures, films and sheets. We compete in the plastic bottles, preforms, containers and closures segment of the industry.

Plastic bottles, containers and closures are used to store, transport, preserve and dispense a wide variety of food, beverage and other consumer and industrial products. Manufacturers consider a number of variables in evaluating whether plastic containers should be used for a particular packaging application. These include cost, compatibility with the intended contents, shelf life, flexibility of size, handling characteristics, filling and closing speeds, processing reactions, impermeability, dent and tamper resistance and consumer preferences. Plastic’s penetration of traditional glass, paperboard and metal packaging applications is driven by its advantages, such as clarity, weight, strength, shatter resistance, barrier properties and ease of opening and dispensing.

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

We manufacture products from HDPE and PET resins. HDPE is heavily used for milk, chilled juice, closures and specialty chemical packaging, because of the resin’s processing ease, moderate cost and suitable barrier properties. PET dominates soft drink and mineral water applications, because of its clarity, barrier characteristics, availability in multiple sizes, design flexibility, competitive pricing and ability to be resealed. PET is also used for smaller sized agrochemical bottles. Markets for HDPE bottles and containers are relatively mature, with the products having already supplanted competitive packaging materials in applicable consumer applications. PET bottles are expected to continue to supplant glass bottles and aluminum cans in soft drink and water markets. As a result, PET is expected to exhibit faster growth, based on the above-average growth prospects for the various applications in which the resin is used. The primary manufacturing process is blow molding.

Plastic containers are generally produced close to their source of demand. Suppliers range from large multinational and multi-product companies to small manufacturers operating in a single market or geographic niche.

Operations

Our Plastic Packaging segment is comprised of the plastic-based packaging operations of Boxmore, which we acquired in February 2000.

Products and Markets

We specialize in the design and manufacture of plastic containers, bottles, preforms and closures. Our target markets are:

•	agrochemicals and other specialty chemicals; and

•	food and beverages.

Agrochemicals and Other Specialty Chemicals. We design and manufacture HDPE conventional and fluorinated barrier containers and closures for niche agrochemicals and other specialty chemicals markets, such as food flavorings, beverage concentrates and industrial solvents, primarily in Europe and China. Within these markets, approximately 60% of our sales are generated by products that utilize our proprietary in-line fluorinated blow-molding process. This process improves the barrier characteristics of a container by adding a protective coating to the interior wall that shields the plastic from the effects of corrosive fluids. We believe that our technical expertise and experience in using the fluorinated blow-molding process is an important competitive strength in this market. Additionally, we design and manufacture PET bottles for the agrochemicals market. HDPE products of our agrochemicals and other specialty chemicals division are manufactured at four plants located in four countries, and are distributed throughout Europe and Asia to the manufacturing plants of our customers, for ultimate sale around the world. Our HDPE plant in mainland China is a joint venture with Canada Rotam International Company Limited, in which we own a 50% interest. Our principal customers for agrochemicals and other specialty chemicals packaging include Syngenta Corporation, a subsidiary of Syngenta AG; Dow AgroSciences Ltd., a subsidiary of Dow AgroSciences LLC; The Coca-Cola Company; PepsiCo, Inc.; Spicam-Phyteurop; and Eastman Kodak Company.

Food and Beverages. We are a leading supplier of plastic beverage packaging in the United Kingdom, Ireland and South Africa. We design and manufacture blow molded PET plastic bottles and preforms for soft drink and mineral water plants in Northern Ireland, the Republic of Ireland, South Africa and Mauritius. We are the leading supplier of PET soft drink bottles in South Africa. Our PET business in South Africa is a joint venture with a private partnership, in which we own a 70% interest. We are also the leading supplier of HDPE milk bottles in Ireland. We expect that the market for plastic beverage containers will continue to grow, as: dairies continue to shift from glass and paper to HDPE packaging for milk products; beverage manufacturers shift from glass bottles and aluminum cans to PET plastic bottles for soft drinks and water; and as consumption of those beverages increases. Our principal beverage customers are Amalgamated Beverage Industries Limited (ABI), a franchised bottler for The Coca-Cola Company; Glanbia plc; The Coca-Cola Company; C&C Group plc; MaCaw (Soft Drinks) Ltd.; A.G. Barr plc; and Dale Farm Ltd.

We also design and manufacture HDPE plastic bottles for pharmaceutical and healthcare markets, primarily at our plant in Cavan, Ireland. We work closely with our customers to design innovative packaging solutions that enhance manufacturing efficiency while also improving brand identity. We emphasize our ability to provide plastic packaging, together with folding cartons, leaflets and labels manufactured by our Paperboard Packaging segment, to deliver supply-chain synergies to our pharmaceutical and healthcare customers. Our principal pharmaceutical and healthcare customers include Abbott Laboratories and Stiefel Laboratories, Inc.

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

PET conversion from raw plastic resin is carried out in our plants in Northern Ireland, South Africa, China and Mauritius. PET is injection molded to create preforms that are subsequently blow molded into bottles, either in our manufacturing facilities or at our customers’ plants. PET granules are heated and then forced into a mold that forms the preform to the required shape. Preforms are then stored before being converted to bottles.

Conversion of the preforms into bottles takes place at our plants in Northern Ireland, South Africa, France and China. Preforms are loaded into the blow-molding machine and heated individually using infrared lamps. Precise control of these lamps enables the wall thickness in the bottle to be accurately controlled. Heated preforms are placed into a blow mold, and simultaneously blown with high-pressure air and stretched with a mechanical rod to create the desired bottle.

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

Sales and Marketing

Our Plastic Packaging segment’s sales result primarily from direct customer contacts by plant managing directors and a dedicated sales force.

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

Raw Materials

We use a variety of raw materials in our Plastic Packaging segment, including raw PET and HDPE plastic resins. Raw materials for our Plastic Packaging segment are readily available from various suppliers at competitive market prices. We believe that we maintain a supply chain that is adequate to meet our inventory demands, but there is no assurance that this will be true in the future. Our gross profit may be affected by fluctuations in resin prices. However, negotiations with customers can generally permit changes in resin prices to be passed through to most of our customers through appropriate changes in product pricing. We endeavor to have our customer contracts include provisions for passing through increased raw materials costs by associating pricing increases with a raw materials index. Sustained increases in resin prices, to the extent that the additional costs are not passed on to the end-consumer, would make plastic containers less economical for our customers, which could result in a slower pace of conversions to plastic containers.

Competition

Competition is intense in the markets served by our Paperboard Packaging and Plastic Packaging segments, both from large companies and from local and regional producers. We compete by differentiating ourselves through product design, process capabilities, operational competence and exceptional customer service. See “—Competitive Strengths.”

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

Major plastic packaging competitors include Constar International, Inc.; Graham Packaging Company, L.P.; Huhtamaki Van Leer; Nampak Ltd.; PlasPET; RPC Group Plc; Schmalbach-Lubeca, a subsidiary of Amcor Limited; and Paradigm Packaging.

Customers

We have many customers that buy our products, and we are not dependent on any single customer, or group of customers, in any of our business segments. No single customer represents more than 10% of our total net sales. Longstanding relationships exist with many customers who place orders on a continuing basis, and we regularly submit bids to customers for new business or renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. Because of the nature of our businesses, order backlogs are not large.

Competitive Strengths

We believe that our competitive strengths include:

•

Leading positions in many of the higher-growth, higher-margin markets. We are the leading European supplier of paperboard packaging for pharmaceutical and healthcare products, and a leading supplier in Europe for international and branded consumer products including alcoholic drinks, confectioneries, cosmetics and fragrances. In addition, our Plastic Packaging segment is a leading supplier of HDPE fluorinated barrier and conventional plastic containers for niche agrochemicals and other specialty chemicals and fluids markets, primarily in Europe. We focus on these and other niche end-use markets because we believe they offer attractive growth opportunities and because our value-added services, creative packaging solutions and specialized manufacturing techniques enable us to achieve higher operating margins than in commodity packaging markets.

•	Sophisticated design and manufacturing capabilities. Our sophisticated structural and creative package design skills, and significant experience in manufacturing complex package designs, are important competitive strengths. For example, we are a leading European designer and supplier of creative paperboard packaging that supports the brand images of internationally recognized branded products. For these customers, our design skills and ability to manufacture packaging that incorporates design and construction features with intricate graphic and embossed detailing are an important part of marketing their products. Similarly, our pharmaceutical and healthcare customers rely on our ability to provide both regulatory and marketing information in attractive and functional paperboard packaging, while meeting stringent standards for quality and text integrity. In our Plastic Packaging segment, our technical expertise and experience relating to in-line fluorinated blow-molding of HDPE barrier containers is an important competitive strength.

•	Broad range of printing processes and a one-stop-shop approach to customers’ paperboard packaging needs. We offer our customers a broad range of print processes, special finishes and effects, many of which are technically challenging, and a one-stop-shop approach to their paperboard packaging needs. For example, we offer integrated text for leaflets and labels to complement folding carton applications in several end-use markets, including pharmaceutical and healthcare and cosmetics and fragrances. This one-stop-shop approach allows our customers to reduce the number of suppliers they use, simplify their packaging procurement and maintain strict quality control.

•	Broad geographic manufacturing network including pan-European service. We supply value-added paperboard and plastic packaging products throughout the world from a strategically located network of 43 paperboard packaging facilities in Europe and North America, and nine plastic packaging facilities in Europe, Africa and Asia. Our facilities are generally located in close proximity to our largest customers. We offer a pan-European supply network in many of our end-use markets, meeting our customers’ needs for reduced delivery times and flexibility in both order size and geography.

•	Strong customer relationships. We have long standing customer relationships with many of the world’s largest international and branded products, tobacco and pharmaceutical and healthcare products companies. Our major customers include 3M Health Care Limited, a subsidiary of 3M Company; Boots Contract Manufacturing, a subsidiary of Boots Company PLC; British American Tobacco p.l.c; Diageo plc; Gallaher Limited, a subsidiary of Gallaher Group Plc; Glaxo Operations UK Ltd., a subsidiary of GlaxoSmithKline plc; Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; and Storck KG. The average length of our relationships with our top ten customers exceeds 30 years.

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

External Growth

Over the next few years, we plan to expand our network of value-added paperboard and plastic packaging facilities, which is now located primarily in Europe, through the acquisition of complementary businesses in North America. We also intend to pursue smaller acquisitions, joint ventures or alliances involving complementary businesses primarily in Europe and emerging markets such as the Asia-Pacific region. We believe such expansions and acquisitions will improve our geographic and product-line balance, satisfy our multinational customers’ desire for broad geographic coverage from their packaging supplier and permit us to leverage our expertise and customer relationships.

Internal Growth

We focus our growth in markets where we believe we possess and can sustain competitive strengths through our ability to deliver creative packaging designs, and where the services and process capabilities we offer enable us to satisfy our customers’ special packaging requirements. These markets include:

•	Markets that offer higher growth potential—pharmaceutical and healthcare. We believe that global demand for pharmaceutical and healthcare products packaging will grow significantly over the next decade, as a result of global population growth, an aging population in industrialized countries, new drug technology and new regulatory requirements. As the leading supplier of pharmaceutical and healthcare paperboard packaging in Europe, and as a supplier of plastic packaging for pharmaceutical and healthcare products, we expect to benefit from this market growth. We also intend to increase our share of this market by offering a comprehensive range of paperboard packaging, leaflets and labels to pharmaceutical and healthcare customers for global distribution.

•	Markets where brand positioning and differentiation are important—international and branded products; over-the-counter pharmaceutical and healthcare. We are a leading European supplier of creative paperboard packaging that supports the brand images of internationally recognized consumer products, such as alcoholic drinks, confectioneries, cosmetics and fragrances. For these products, packaging is a significant element of the marketing effort to differentiate and position the products for sale at particular price points. Accordingly, our customers demand increasingly sophisticated structural designs and specialized high-graphic-content packaging. These customers devote a substantial portion of their marketing efforts to packaging, because packaging is a relatively small percentage of the retail price of the product sold. Brand leaders in these markets value our ability to provide sophisticated creative and structural designs, intricate graphic and embossed details, and value-added service enhancements. These process capabilities have led several international manufacturers of international and branded products to designate us as their sole or primary paperboard packaging supplier. Many manufacturers of international and branded products also rely on us to create and supply the packaging for their product range extensions or geographic market expansions, which we believe will continue to generate additional growth opportunities for us.

•	Markets that have special packaging requirements—pharmaceutical and healthcare; agrochemicals and other specialty chemicals. We are a market leader in several of our target end-use markets that have special packaging requirements. In our Paperboard Packaging segment, our pharmaceutical packaging plants comply with the Pharmaceutical Supplier Code of Practice, and individual plants are accredited by their respective pharmaceutical customers, reflecting our ability consistently to satisfy the stringent quality standards of our customers. As a result of our ability to provide innovative packaging solutions (such as special features designed to prevent counterfeiting of prescription drugs and custom dose “patient packs”), together with leaflets and labels, often in multiple languages, we are the largest supplier of pharmaceutical and healthcare packaging in Europe. In our Plastic Packaging segment, our proprietary process for blow molding of fluorinated HDPE barrier containers has helped us to achieve a significant position in the European market for such containers.

We continue to invest in new equipment and new manufacturing plants to maintain our leadership positions and competitive advantages while at the same time growing with our customers.

Improved Operating Efficiency and Profitability

We are focused on continuing to improve the operating efficiency and profitability of our businesses. Over the past five years, we have integrated the operations of Field Group, Boxmore and First Carton, together with those of several smaller specialty packaging acquisitions. We have consolidated the sales, marketing and administrative functions of these businesses, which has resulted in reduced overhead, purchasing synergies and a more effective sales and marketing effort. In addition, we have rationalized our manufacturing facilities by closing five redundant or underutilized paperboard packaging facilities since 2000. We believe that continuing to improve our efficiency will enhance our competitive position, enabling us to retain or increase our market share while improving cash flow.

Risks and Uncertainties

The information presented in Exhibit 99.1 of this report is incorporated herein by reference. In addition, the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” of Item 7 and “Note 7—Financial Instruments and Risk Concentration” of Item 8 is incorporated herein by reference.

Environmental

The subsidiary that comprised our former Tissue segment has been identified by the U.S. federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and remediation and restoration liability in the Fox River and Green Bay System in Wisconsin. In connection with the disposition of the assets of that subsidiary, we retained liability for, and the third party indemnity rights associated with, discharges of polychlorinatedbiphenyls (commonly referred to as “PCBs”) and other hazardous materials in the Fox River and Green Bay System. We and other potentially responsible parties are currently engaged in the investigation and remediation of this location. Given the many uncertainties associated with the nature and scope of the remediation effort that will ultimately be required, and uncertainties associated with the possible recovery of the cost of such efforts from third parties, we cannot assure you that the ultimate costs related to this site will not have a material adverse effect on our results. For additional information regarding this matter, and other potential environmental matters that could affect us, see “Note 13—Commitments and Contingencies” of Item 8, incorporated herein by reference.

Employees

At January 2, 2005, we had 5,988 employees. Some of our employees are represented by various trade unions or workers’ councils in each of the countries in which we operate. We believe that our relations with our employees are good.

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks, confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our Paperboard Packaging segment earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year. Our Plastic Packaging segment’s markets include beverage and agrochemical markets in the southern hemisphere that are seasonal in nature. As a result, our Plastic Packaging segment earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

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

Availability of Reports, Certain Committee Charters and Other Information

Our website address is www.cskcorp.com. We make available on this website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other documents that we file with or furnish to the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Our Corporate Governance Concepts and Policies, including the charters for the Executive, Audit, Executive Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Ethics for the Corporation’s Chief Executive Officer and Senior Financial Officers, are available on our website at www.cskcorp.com. We will also provide printed copies of these materials to any stockholder, upon request to Chesapeake Corporation, P.O. Box 2350, Richmond, Virginia, 23218-2350, Attention: Corporate Secretary.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 30, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

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

Paperboard Packaging
Belgium: Bornem, Brussels, Gent
England:	Bedford, Birmingham, Bourne*, Bradford (2), Bristol, Greenford, Leicester, Loughborough*, Newcastle, Nottingham, Portsmouth*, Tewkesbury, Thatcham*
France: Angoulême, Avallon, Bordeaux*, Ezy sur Eure, Lisses, Migennes, St. Pierre des Corps, Ussel*
Germany: Bremen, Bunde, Düren, Frankfurt, Melle, Stuttgart
Netherlands: Oss
Northern Ireland: Belfast
Republic of Ireland: Dublin, Limerick, Westport
Scotland: Bellshill, East Kilbride, Glasgow
Spain: Madrid, Mateu
United States: Lexington, NC
Wales: Wrexham*

Plastic Packaging
England: Crewe
France: St. Etienne*
Mauritius: Port Louis***
Northern Ireland: Lurgan
People’s Republic of China: Kunshan (2)**
Republic of Ireland: Cavan
South Africa: Harrismith***, Capetown***

Corporate Headquarters
United States: Richmond, VA*

*	Leased facility

**	1 facility owned by a joint venture in which we own a 50% interest; 1 facility leased

***	Facility leased by a joint venture in which we own a 70% interest

Item 3.	Legal Proceedings

We are a party to various other legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

In addition, the information presented in “Note 13 — Commitments and Contingencies” of Item 8 is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item X.	Executive Officers of the Registrant

The name and age of each executive officer of the Company as of March 2, 2005, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Thomas H. Johnson (55)

Chairman & Chief Executive Officer since 2005

Chairman, President & Chief Executive Officer (2000-2004)

President & Chief Executive Officer (1997-2000)

Andrew J. Kohut (46)

President since 2005

Executive Vice President & Chief Financial Officer (2001-2004)

Senior Vice President-Strategic Business Development (1998-2001)

Keith Gilchrist (56)

Executive Vice President and Chief Operating Officer since 2001

Executive Vice President-European Specialty Packaging (1999-2001)

J. P. Causey Jr. (61)

Executive Vice President, Secretary & General Counsel since 2001

Senior Vice President, Secretary & General Counsel (1995-2001)

Neil Rylance (48)

Executive Vice President - European Packaging since 2005

Senior Vice President (2003-2005)

Joel K. Mostrom (48)

Senior Vice President & Chief Financial Officer since 2005

Vice President & Treasurer (2002-2004)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “CSK”. As of March 2, 2005, there were 4,534 holders of record of the Company’s common stock. The following table sets forth the high and low closing prices per share for our common stock and dividend per share information for the last two years:

	Market Price
	High	Low	Dividends Declared
2004
First quarter	$27.77	$23.12	$0.22
Second quarter	26.68	20.35	0.22
Third quarter	26.26	21.30	0.22
Fourth quarter	28.32	22.61	0.22
2003
First quarter	$18.67	$14.25	$0.22
Second quarter	22.86	16.30	0.22
Third quarter	24.48	21.44	0.22
Fourth quarter	27.45	22.05	0.22

Cash dividends have been paid on our common stock each year since 1933. We intend to continue our present policy of paying quarterly dividends. However, the amount of future dividends will depend upon our future earnings, financial condition, capital needs and other factors deemed relevant by our Board of Directors, and will be subject to restrictions and limitations contained in our indentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of Item 7.

The following table provides information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans as of January 2, 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,577,822	$27.90	3,403,463
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,577,822	$27.90	3,403,463

See “Note 11 — Stock Option and Award Plans” of Item 8, incorporated herein by reference, for information regarding the material features of the above plans.

Item 6.	Selected Financial Data

Five-Year Comparative Record

(dollar amounts in millions, except per share data)	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)
Operating Results
Net sales	$1,031.7	$885.6	$781.8	$769.9	$633.5
Income from continuing operations	11.3	22.1	11.5	1.8	0.8
Discontinued operations	—	4.4	10.4	121.7	(68.1)
Net income (loss)	11.3	26.5	21.9	123.5	(67.3)
Cash dividends declared on common stock	17.0	13.4	13.3	13.2	13.4
Net cash provided by (used in) operating activities	93.1	80.0	51.1	(205.5)	32.7
Common Stock
Number of stockholders of record at year-end	4,553	4,744	4,913	5,108	5,920
Shares outstanding at year-end	19.6	15.3	15.2	15.2	15.1
Per Share
Basic earnings from continuing operations	$0.61	$1.45	$0.76	$0.12	$0.05
Basic earnings	0.61	1.74	1.45	8.18	(4.26)
Diluted earnings from continuing operations	0.61	1.45	0.76	0.12	0.05
Diluted earnings	0.61	1.74	1.44	8.12	(4.20)
Dividends declared	0.88	0.88	0.88	0.88	0.88
Year-end stockholders’ equity	36.32	37.24	31.36	28.36	23.13
Financial Position at Year-end
Working capital	$20.1	$62.9	$83.0	$59.3	$28.7
Property, plant and equipment, net	427.1	431.6	376.4	338.3	372.2
Total assets	1,554.9	1,492.8	1,352.9	1,245.6	1,533.1
Debt	428.9	486.9	491.4	489.9	681.8
Stockholders’ equity	711.8	569.7	476.6	431.0	349.2
Total capital	1,140.7	1,056.6	968.0	920.9	1,031.0
Percent of debt
To total capital	37.6%	46.1%	50.8%	53.2%	66.1%
To stockholders’ equity	60.3	85.5	103.1	113.7	195.2
Additional Data
Number of employees at year-end	5,988	5,875	5,835	5,801	8,720

Notes to Five-Year Comparative Record: The table above summarizes selected financial information. For further information, refer to the Consolidated Financial Statements and the Notes thereto of Item 8 and Management’s Discussion and Analysis of Item 7, which are incorporated herein by reference.

(1)	Continuing operations included an after-tax loss on extinguishment of debt of $6.2 million and a $3.3 million tax benefit related to favorable settlements of U.S. and U.K. tax return audits.

(2)	Continuing operations included an after-tax gain on the settlement of environmental indemnity obligations of $7.7 million.

(3)	Continuing operations included an after-tax restructuring charge of $1.8 million. Goodwill amortization was discontinued as of the beginning of the year.

(4)	Continuing operations included after-tax restructuring charges of $9.3 million.

(5)	Continuing operations included after-tax restructuring/special charges of $4.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Chesapeake is a leading European supplier of specialty value-added paperboard packaging products and a leading international supplier of plastic packaging products to niche end-use markets. We focus on specific end-use packaging markets, where customers demand creative designs, technical expertise and production capabilities that include broad geographic coverage and appropriate supply chain offerings.

Chesapeake operates in two business segments:

Paperboard Packaging

The Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added packaging products. Our primary end-use markets are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco and food and household. References to luxury packaging include the wine, champagne, cosmetics and fragrances packaging portion of the international and branded packaging markets.

Plastic Packaging

The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets are agrochemicals and other specialty chemicals, and food and beverages.

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

Summary of 2004

Overall results for 2004 were below management’s initial expectations, due primarily to operational challenges from a competitive pricing environment, particularly in food and household packaging, and lower demand for international and branded packaging, particularly in the luxury packaging market and reduced volume in tobacco packaging from reduced shipments by our customers to Asian markets. Start-up costs of our two new plants in Germany and incremental manufacturing costs related to the installation of new equipment at multiple locations negatively impacted results across the Paperboard Packaging segment in 2004. However, we believe we are making good progress in resolving these issues. These decreases were partially offset by favorable foreign currency translation rates, a strong performance in the Plastic Packaging segment and good internal growth in the pharmaceutical and healthcare packaging market.

At December 28, 2003, Chesapeake had significant debt maturing in the first half of 2005. In 2004, we refinanced a substantial portion of this debt before its maturity dates, which lengthened our maturity schedule and lowered our overall cost of capital while enhancing our financial flexibility. In February 2004, the first phase of our refinancing was completed when we entered into an amended and restated senior credit facility maturing in 2009 (see “—Liquidity and Capital Resources — Financing”).

In March 2004, we completed the sale of 3.65 million shares of common stock at a public offering price of $24 per share. In April 2004, the underwriters of the common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at an offering price of $24 per share. Our net proceeds after deducting discounts, commissions and expenses were $91.8 million. We used the net proceeds to redeem approximately £40 million principal amount of our outstanding 10.375% senior subordinated notes due 2011 and to repay outstanding borrowings under our senior bank credit facility. The redemption resulted in a loss on extinguishment of debt of $8.4 million. (See “— Liquidity and Capital Resources — Financing”) We believe the equity offering, and the use of the net proceeds thereof, strengthens our balance sheet, improves our liquidity and will move us closer to achieving our longer-term goal of attaining an investment grade credit rating.

In December 2004, we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014. Our net proceeds from the sale of these notes, after deducting discounts, commissions and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342). The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.20% notes due March 2005. The retirement of these notes was accomplished through a tender offer and consent solicitation. Including fees, expenses, interest and premiums, the redemption cost $69.1 million. In connection with the tender offer, the company incurred a loss on extinguishment of debt of $1.2 million. The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

Review of Consolidated Results of Operations

The following consolidated results from continuing operations highlight major year-to-year changes in our income statement (see page 26 for a discussion of discontinued operations). More detail regarding these changes is found under the caption “Review of Segment Results.” All per share amounts included in this Management’s Discussion and Analysis are presented on a diluted basis.

The consolidated financial statements were prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and require management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures (see discussion of Critical Accounting Policies starting on page 31). Actual results could differ from these estimates.

Income from continuing operations before interest, extinguishment of debt, and taxes is abbreviated as “EBIT.” Segment EBIT excludes any restructuring charges and gains on sales of businesses. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. EBIT is not, however, intended as an alternative measure of operating results as determined in accordance with GAAP. Our definition of EBIT is not necessarily comparable to similarly titled measures for other companies.

2004 vs. 2003

Net sales: Chesapeake’s 2004 net sales of $1,031.7 million were up 16.5 percent compared to net sales in 2003 of $885.6 million. The increase was primarily due to the favorable effect of foreign currency exchange rates, which increased net sales in 2004 by $102.0 million over 2003. The remaining increase in net sales was attributable to increased demand for our plastic containers due to a strong agrochemical season, increased volume in pharmaceutical and healthcare packaging during the first half of the year, improved sales volume in alcoholic drinks packaging in the international and branded packaging market in the second half of the year and increased volume in food and household packaging. This increase was offset, in part, by reduced volume in the luxury packaging market and lower volume in tobacco packaging from reduced shipments by our customers to Asian markets in 2004.

Gross margin: Gross margin, which is defined as net sales less cost of products sold, was $174.9 million in 2004, compared to $163.4 million in 2003. Gross margin as a percentage of net sales for 2004 declined from 18.4 percent in 2003 to 16.9 percent in 2004. This decrease was due to competitive pricing throughout the Paperboard Packaging segment, most notably in the food and household market, and start-up costs for the two new German facilities and incremental manufacturing costs related to the installation of new equipment.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses as a percentage of net sales were 13.0 percent in 2004 compared to 13.3 percent in 2003. The decrease was primarily the result of lower long-term incentive program costs in 2004 of approximately $1.1 million compared to $2.4 million in 2003.

Gain on sale of business: The results for 2003 include the settlement of substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. (“St. Laurent”) related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in 2003, which resulted in a gain of approximately $11.2 million ($7.7 million, net of income taxes). A settlement payment of $11.0 million was paid during 2003. See “Note 13 — Commitments and Contingencies” of Item 8, incorporated herein by reference, for additional information on the previous indemnification obligation and the settlement.

Other income: Other income, net, was $15.5 million for 2004 compared to $11.0 million for 2003. The 2004 results included a $6.9 million gain from the sale of non-strategic land and the 2003 results included a $4.9 million gain from insurance claims related to equipment damaged in a fire.

EBIT: EBIT was $55.9 million for 2004 compared to EBIT of $67.6 million for 2003. In addition to the items noted above, changes in foreign currency exchange rates increased EBIT by approximately $7.4 million. See “Review of Segment Results” for further details on segment EBIT.

Interest expense, net: Net interest expense for 2004 was $37.1 million, down $5.2 million from net interest expense in 2003. The decrease in net interest expense in 2004 was due primarily to the redemption of £40 million principal amount of 10.375% senior subordinated notes (see “Financing”). Our borrowings include amounts denominated in the local currencies of the countries in which we conduct substantial business, and serve as a partial natural hedge against currency fluctuations affecting our earnings. Changes in foreign currency exchange rates partially offset the decrease in net interest expense for 2004 by $2.4 million.

Loss on extinguishment of debt: During 2004, Chesapeake redeemed £40 million principal amount of 10.375 percent senior subordinated notes due 2011, which resulted in a loss on the extinguishment of debt of $8.4 million, or $5.4 million net of income taxes. In addition, Chesapeake retired approximately $66.8 million principal amount, or 78.5 percent, of its outstanding $85.0 million aggregate principal amount of 7.2% notes due March 15, 2005, pursuant to a tender offer. In connection with the tender offer, we incurred a loss on the extinguishment of debt of $1.2 million, or $0.8 million, net of income taxes.

Tax expense: The effective income tax rate for 2004 was approximately (22.8) percent compared to an effective income tax rate of approximately 12.6 percent in 2003. The decrease in our effective income tax rate for 2004 was due to a benefit of $3.4 million related to the costs of the early extinguishment of debt, a benefit of $3.3 million related to favorable settlements of 1998 to 2002 U.S. Internal Revenue Service tax audits and 1999 to 2001 U.K. Inland Revenue tax audits, and a benefit of $0.8 million related to a reduction in deferred taxes due to a reduction in the Belgian statutory tax rate.

Income from continuing operations: Income from continuing operations for 2004 was $11.3 million, or $0.61 per diluted share, while income from continuing operations for 2003 was $22.1 million, or $1.45 per diluted share.

2003 vs. 2002

Net sales: Chesapeake’s 2003 net sales of $885.6 million were up 13.3 percent compared to net sales in 2002 of $781.8 million. The increase was due to the favorable effect of foreign currency exchange rates, which increased net sales in 2003 by $105.3 million over 2002. The remaining decrease in net sales was due to reduced sales volume in the international and branded market of the Paperboard Packaging segment, which was primarily the result of reduced demand in the travel-related sales channels and record summer temperatures in Europe, which reduced confectionery demand. These decreases were offset, in part, by increased volume in our Plastic Packaging segment related primarily to increased demand for PET bottles in the food and beverage market from record summer temperatures in Europe and increased business from our investments in Africa.

Gross margin: Gross margin was $163.4 million in 2003, compared to $141.8 million in 2002. Gross margin as a percentage of net sales for 2003 was approximately flat compared to 2002.

SG&A expenses: SG&A expenses as a percentage of net sales were 13.3 percent in 2003 compared to 11.8 percent in 2002. The increase was primarily a result of increased insurance and pension costs across all segments totaling approximately $5.5 million and increased long-term incentive program costs of approximately $2.4 million.

Gain on sale of business: The results for 2003 include the settlement of substantially all of our indemnification obligations to St. Laurent related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in 2003, which resulted in a gain of approximately $11.2 million ($7.7 million, net of income taxes). A settlement payment of $11.0 million was paid during 2003. See “Note 13 — Commitments and Contingencies” of Item 8, incorporated herein by reference, for additional information on the previous indemnification obligation and the settlement.

Restructuring charges: The 2002 results included a restructuring charge of $2.6 million ($1.8 million after taxes) for severance costs for approximately 120 employees related to the closure of a facility in Congleton, England, which produced packaging for the food and household market, and the consolidation of two facilities in Scotland serving the international and branded packaging market of our Paperboard Packaging segment. Severance benefits have been paid to all affected employees, and the reserve was utilized by the end of 2003.

Other income: Other income, net, was $11.0 million for 2003 compared to $9.3 million for 2002. The 2003 results included a $4.9 million gain from insurance claims related to equipment damaged in a fire and the 2002 results included a gain of approximately $3.1 million on the sale of a facility in the United Kingdom.

EBIT: EBIT was $67.6 million for 2003 compared to EBIT of $56.1 million for 2002. In addition to the items noted above, changes in foreign currency exchange rates increased EBIT by approximately $7.9 million. See “Review of Segment Results” for further details on segment EBIT.

Interest expense, net: Net interest expense for 2003 was $42.3 million, down $2.2 million from net interest expense in 2002. The decrease in net interest expense in 2003 was primarily due to savings generated by lower interest rates, which were a result of refinancing fixed-rate debt maturities with lower variable rate borrowings under the senior credit facility and the impact of interest rate swaps (see “Risk Management”). Additionally, $1.0 million of interest expense related to the construction of two new plants in Germany was capitalized in 2003. Our borrowings include amounts denominated in the local currencies of the countries in which we conduct substantial business, and serve as a partial natural hedge against currency fluctuations affecting our earnings. Changes in foreign currency exchange rates partially offset the decrease in net interest expense for 2003 by $2.5 million.

Tax expense: The effective income tax rate for 2003 was approximately 12.6 percent compared to an effective income tax rate of approximately 1.0 percent in 2002. The increase in our effective income tax rate for 2003 was due to a change in the mix of foreign earnings and the favorable settlement of foreign tax audits in 2002.

Income from continuing operations: Income from continuing operations for 2003 was $22.1 million, or $1.45 per diluted share, while income from continuing operations for 2002 was $11.5 million, or $0.76 per diluted share.

Review of Segment Results

Paperboard Packaging

(dollars in millions)	2004	2003	2002
Net sales	$864.7	$753.4	$678.1
EBIT	48.4	60.4	62.3
EBIT margin %	5.6%	8.0%	9.2%

2004 vs. 2003: Net sales of $864.7 million for 2004 were 14.8 percent higher than net sales for 2003. The increase was primarily due to the favorable effect of foreign currency exchange rates, which increased net sales in 2004 by $84.7 million over 2003. The remaining increase primarily resulted from increased volume in the pharmaceutical and healthcare packaging market during the first half of the year, improved sales volume in alcoholic drinks packaging in the international and branded packaging market during the second half of the year and increased volume in food and household packaging. This increase was partially offset by reduced volume in the luxury packaging market from a depressed French wine market and lower volume in tobacco packaging from reduced shipments to Asian markets in 2004.

EBIT decreased 19.9 percent in 2004 compared to 2003. Results for 2003 included a gain of $4.9 million from an insurance claim for equipment damaged in a fire. Excluding the gain from the insurance claim, the remaining decrease in EBIT for the Paperboard Packaging segment for 2004 was due to: competitive pricing across all our packaging markets, particularly the food and household market; reduced volume in the international and branded packaging market during the first half of the year, including a significant volume decline in luxury packaging; start-up costs for the two new German facilities and incremental manufacturing costs related to the installation of new equipment. The decrease was partially offset by increased volume year over year in the pharmaceutical and healthcare packaging market and favorable changes in foreign currency exchange rates of $5.1 million.

2003 vs. 2002: Net sales of $753.4 million for 2003 were 11.1 percent higher than net sales for 2002. The increase was primarily due to the favorable effect of foreign currency exchange rates, which increased net sales in 2003 by $82.7 million over 2002. Eliminating the foreign currency translation component, net sales decreased 1.1 percent compared to 2002, primarily due to decreased sales volume across several of the Paperboard Packaging markets. The tobacco packaging market experienced a decline in sales volume primarily related to decreased exports to the Asian markets; a fire at one of our food and household plants contributed to reduced sales volume in that market; and, in the international and branded packaging market, record summer temperatures in Europe depressed the volume of confectionery cartons, and demand for alcoholic drink cartons remained sluggish resulting from reduced international travel. These decreases were partially offset by improved sales volume in the pharmaceutical and healthcare packaging market for 2003 compared to 2002.

EBIT decreased 3.0 percent in 2003 compared to 2002. The net decrease in EBIT was partially due to increased costs of approximately $4.5 million for pension and insurance costs. The remaining decrease in EBIT was due to a combination of factors. The sales volume declines in tobacco exports and international and branded packaging contributed to reduced profitability in the Paperboard Packaging segment. In addition, the pharmaceutical and healthcare sector has seen lower margins as a result of a less favorable product mix and start-up expenses associated with a major product launch. These decreases were offset, in part, by favorable changes in foreign currency exchange rates of $5.6 million and ongoing cost savings from the 2002 consolidation of facilities that produce international and branded packaging. In addition, gains on disposals of property, plant and equipment were approximately $0.7 million greater in 2003 than 2002. The largest components of these gains were a 2003 gain from insurance proceeds related to equipment damaged in a fire and a 2002 gain on the sale of a plant.

Plastic Packaging

(dollars in millions)	2004	2003	2002
Net sales	$167.0	$132.2	$103.7
EBIT	23.1	12.4	8.5
EBIT margin %	13.8%	9.4%	8.2%

2004 vs. 2003: Net sales of $167.0 million for 2004 were 26.3 percent higher than net sales for 2003. The favorable effect of foreign currency exchange rates increased net sales in 2004 by $17.3 million over 2003. The remaining increase in net sales for 2004 was primarily due to increased volume in specialty chemical packaging from a strong agrochemical season and from an expanded customer base.

EBIT increased 86.3 percent for 2004 compared to 2003. The results for 2004 included a gain of $5.8 million from the sale of non-strategic land. Changes in foreign currency exchange rates increased EBIT for this segment by $2.3 million for 2004 compared to 2003. The remaining increase was due to a strong agrochemical season, improved results in the Asia-Pacific market and new customers, partially offset by increased energy and raw material costs.

2003 vs. 2002: Net sales of $132.2 million for 2003 were 27.5 percent higher than net sales for 2002. The favorable effect of foreign currency exchange rates increased net sales in 2003 by $22.6 million over 2002. The remaining increase in net sales was due to increased sales volume in food and beverage packaging, as record summer temperatures in Europe served to increase our soft drinks and water bottle business, and as we realized increased sales volume from our investments in South Africa. Sales improved for specialty chemicals packaging for 2003, primarily as a result of a more favorable product mix, while the Asia-Pacific region had decreased sales in both years, primarily as a result of the SARS epidemic.

EBIT increased 45.9 percent for 2003 compared to 2002. Changes in foreign currency exchange rates increased EBIT for this segment by $2.3 million for 2003 compared to 2002. The remaining increase in EBIT was primarily due to the strong sales volume in food and beverage and specialty chemical packaging. During 2003, we were able to substantially recover raw material price changes, which led to margin stability.

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

In the fourth quarter of 2000, we decided to sell the principal businesses that made up our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”). These segments are accounted for as discontinued operations. We completed the sales of all the components of these segments in 2001 (see “Note 2 — Discontinued Operations” of Item 8, incorporated herein by reference). In 2002, Chesapeake recognized an after-tax decrease of $1.4 million in the estimated net loss on disposal of discontinued operations, primarily related to the settlement of accrued obligations associated with the discontinued operations.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continued and discontinued operations together. Results for the prior periods have been restated for this presentation. Net sales from discontinued operations were $0.6 million in 2004, $13.7 million in 2003 and $40.4 million in 2002.

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks, confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our Paperboard Packaging segment earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year. Our Plastic Packaging segment’s markets include beverage and agrochemical markets in the southern hemisphere that are seasonal in nature. As a result, our Plastic Packaging segment earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

Liquidity and Capital Resources

Management assesses Chesapeake’s liquidity in terms of our overall ability to generate cash to fund our operating and investing activities. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. Chesapeake uses financial markets worldwide for its financing needs. We are a party to public and private long-term debt agreements, including various bank credit facilities (see “Note 6 — Long Term Debt” of Item 8, incorporated herein by reference). Chesapeake has no material “off-balance sheet” liabilities or variable interest entities.

The following tables summarize our contractual obligations and other commercial commitments as of January 2, 2005:

Contractual Obligations

	Payments Due by Period(1)
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 years
Long-term debt(2)	$423.7	$73.7	$15.3	$2.9	$331.8
Interest(3)	250.7	31.3	56.6	55.6	107.2
Operating leases	7.1	1.6	2.5	2.4	0.6
Other commitments(4)	1.9	1.7	0.2	—	—

Total contractual cash obligations	$683.4	$108.3	$74.6	$60.9	$439.6

(1)	Cash requirements related to current liabilities reflected on the balance sheet such as accounts payable, income taxes payable, dividends payable and accrued expenses, are payable within one year and are not included in this table.

(2)	Some of the maturities due in less than one year are classified as long-term debt due to the availability of long-term financing under our senior credit facility and our intent to refinance these maturities as required. Amounts exclude non-cash amortizing premiums or discounts classified in our balance sheet as long-term debt.

(3)	Contractual interest payments are calculated using outstanding debt balances, interest rates and foreign exchange rates in effect at January 2, 2005. Estimates do not include the effects of any potential early redemptions, bondholder puts or refinancings. Interest on amounts owed under debt instruments payable upon demand has been estimated for a period of one year.

(4)	Required employer pension contributions are expected to approximate $8.1 million per year under current valuations and will continue for an undetermined time period.

Other Commercial Commitments

(in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years
Committed lines of credit(1)	$250.0	$—	$—	$250.0
Uncommitted lines of credit(2)	46.0	46.0	—	—
Standby letters of credit(3)	3.9	3.9	—	—

Total commercial commitments	$299.9	$49.9	$—	$250.0

(1)	There were no borrowings under these lines of credit at January 2, 2005. Amounts available to be borrowed under the lines of credit are limited by the amount currently borrowed, amounts utilized to guarantee loan notes ($39.4 million at January 2, 2005), the amounts of outstanding letters of credit ($3.3 million at January 2, 2005) and any debt covenant restrictions.

(2)	There were no borrowings under uncommitted lines of credit at January 2, 2005.

(3)	Includes $0.6 million of back-up letters of credit.

Financing

During 2004, we completed several significant financing transactions in order to lengthen our maturity schedule, strengthen our balance sheet, lower our overall cost of capital, improve our liquidity and move us closer towards achieving our longer-term goal of attaining an investment grade credit rating. In February 2004, the first phase of our refinancing was completed when we entered into an amended and restated senior credit facility maturing in 2009. In March 2004, we completed a public offering of our common stock and in December 2004 we completed a public offering of senior subordinated notes.

In February 2004, our senior credit facility under which we can guarantee loan note balances and borrow up to $250 million was amended and restated, and its maturity extended to February 2009. The amended and restated senior credit facility includes terms and conditions substantially similar to the previous facility in effect at December 28, 2003. Nominal facility fees are paid on the unutilized credit line capacity, and interest is charged primarily at LIBOR plus a margin based on Chesapeake’s leverage ratio. We are required to pay a loan guarantee fee, which varies based on our leverage ratio, on the outstanding loan note balance issued in connection with acquisitions in 2000 (the “Loan Notes”). In addition, the amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt. The senior credit facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries. The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (U.K.) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries. Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries. There are no outstanding borrowings under the senior credit facility as of January 2, 2005. Other lines of credit totaling $46.0 million are maintained with several banks on an uncommitted basis.

In December 2003, Chesapeake filed a universal shelf registration statement with the SEC which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies. We completed both a common stock and debt security offering under this shelf registration statement during 2004. At January 2, 2005, there was $68.5 million, or the equivalent amount in one or more non-U.S. currencies, of remaining availability under the shelf registration.

In March 2004, we completed a public offering of approximately 4.05 million shares of our common stock. Our net proceeds from the sales of these shares, after deducting discounts, commissions and expenses, were approximately $92 million. In April 2004, we used a portion of the net proceeds to redeem £40 million principal amount of our outstanding 10.375% senior subordinated notes due 2011 at a redemption price of 110.375% of the principal amount, plus accrued and unpaid interest to the redemption date, or an aggregate redemption price of approximately $82.6 million. The remaining net proceeds of approximately $9.0 million from the offering of our common stock were used to repay outstanding borrowings under our senior bank credit facility.

In December 2004, we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014. Our net proceeds from the sale of these notes, after deducting discounts, commissions and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342). The notes were offered to the public at par. The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.20% notes due March 2005. The retirement of these notes was accomplished through a tender offer and consent solicitation. Including fees, expenses, interest and premiums, the redemption cost $69.1 million. The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership. In addition, our Loan Notes include provisions permitting the holder to require repayment of the notes on certain semi-annual interest payment dates. In addition, the loan agreements contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum senior leverage ratio and a minimum interest coverage ratio. Noncompliance with any material provision of our debt agreements could have a material adverse effect on our liquidity, financial position and results of operations. We were in compliance with all of our debt covenants as of the end of 2004.

At January 2, 2005, Moody’s Investor Services’ implied rating on Chesapeake’s senior debt was Ba3. Our corporate credit rating from Standard & Poor’s was BB. We believe that our long-term debt structure and available credit facilities give us adequate financial resources to support anticipated long-term and short-term capital needs and commitments.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential “losses” (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys’ fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price, (ii) limited by time within which indemnification claims must be asserted (often between one and three years), and (iii) subject to a deductible or “basket.” Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Such matters are discussed in “Note 13 — Commitments and Contingencies” of Item 8, incorporated herein by reference.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to the customer on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties is often limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of January 2, 2005 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of January 2, 2005, we believe our liability under such service agreements was immaterial.

Cash Flows

Operating activities: Net cash provided by operating activities in 2004 of $93.1 million compared to net cash provided by operating activities in 2003 of $80.0 million and $51.1 million in 2002. The increase in net cash provided by operating activities for 2004 compared to 2003 was largely due to U.S. income tax refunds of approximately $21.5 million in 2004 compared to $11.1 million in 2003. The increase in net cash provided by operating activities for 2003 compared to 2002 reflects improved working capital utilization and $11.1 million of income tax refunds, net of an $11.0 million payment in 2003 to settle our St. Laurent indemnity obligation (see “Note 13 — Commitments and Contingencies” of Item 8, incorporated herein by reference).

Investing activities: Net cash used in investing activities in 2004 of $20.5 million compared to net cash used in investing activities in 2003 of $36.7 million and $12.4 million in 2002. Cash used in 2004 was primarily for capital spending of $35.5 million, which was partially offset by $14.3 million of proceeds from sales of property, plant and equipment. Cash used in 2003 was primarily for capital spending of $52.4 million, of which approximately $20.2 million related to the construction of two new plants in Germany, which was partially offset by $14.5 million of proceeds from sales of property, plant and equipment. The net cash used in investing activities in 2002 primarily reflects net purchases of property, plant and equipment, offset in part by cash payments of approximately $24.9 million received on notes in connection with the 2001 sale of substantially all of the U.S. display assets of Chesapeake Display and Packaging Company.

Projected 2005 capital expenditures are expected to be higher than 2004 expenditures and to be funded with cash flows from operating activities. Capital projects in 2005 are expected to support Chesapeake’s strategy of growing the Paperboard Packaging and Plastic Packaging segments, reducing costs and focusing on projects that are in the aggregate expected to generate a long-term return on investment that exceeds our cost of capital.

Financing activities: Net cash used in financing activities was $31.6 million in 2004, $52.5 million in 2003 and $44.5 million in 2002. Cash used in financing activities in 2004 reflected proceeds from the public offerings of our common stock and senior subordinated notes and the use of the proceeds from those transactions and funds from operations to primarily pay down debt. See “Financing.” Cash used in financing activities in 2003 partially reflected net payments on our long-term debt and credit facilities using cash generated from operations. Cash used in financing activities in 2002 primarily reflected the use of proceeds from the sales of discontinued operations to pay debt. We paid cash dividends of $0.88 per share in 2004, 2003 and 2002, resulting in the use of cash by year of $16.1 million, $13.4 million and $13.3 million, respectively.

Our anticipated cash requirements during 2005 are primarily to fund capital expenditures, pay dividends, implement cost-savings initiatives, fund pensions and reduce long-term debt. We expect to fully fund our cash requirements in 2005 with cash generated from operations, utilizing the borrowing capacity available under the senior credit facility to fund any short-term seasonal cash flow fluctuations. For 2005, we expect net cash provided by operating activities to range from $70 million to $90 million and capital expenditures to range from $40 million to $50 million.

Capital Structure

Chesapeake’s total capitalization (consisting of debt and stockholders’ equity) was $1,140.7 million at the end of 2004, compared to $1,056.6 million at the end of 2003. The year-end ratio of debt to total capital was 37.6 percent for 2004, compared to 46.1 percent for 2003. The change in the year-end ratio from 2003 to 2004 primarily reflects repayment of debt with proceeds from the public offering of our common stock. Chesapeake’s target ratio of debt to total capital is in the range of 35 percent to 50 percent.

At the end of 2004, Chesapeake had 19.6 million shares of common stock outstanding. (See “Note 10 — Stockholders’ Equity” of Item 8, incorporated herein by reference for more details on capital stock.) Stockholders’ equity at January 2, 2005, was $711.8 million, or $36.32 per share, down $0.92 per share compared to year-end 2003, primarily due to additional shares issued under the common stock offering partially offset by the effects of foreign currency translation. The market price for Chesapeake’s common stock ranged from a low of $20.35 per share to a high of $28.32 per share in 2004, with a year-end price of $27.16 per share.

Risk Management

Because we currently conduct a significant amount of our business internationally, fluctuations in currency exchange rates or weak economic conditions in foreign markets may have a significant impact on our financial statements. Currency fluctuations have much less effect on local operating results, because we mostly sell our products in the same currency used to pay local operating costs. Our currency exposures are cash, debt and foreign currency transactions denominated primarily in the British pound, the euro and the South African rand. We manage our foreign currency exposures primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The €100 million senior notes issued in December of 2004 have been effectively designated as a hedge of our net investment in euro functional currency subsidiaries. At January 2, 2005, $1.3 million related to the revaluation of the debt from euro to U.S. dollars was included as a charge to cumulative translation adjustment. As part of managing our foreign currency exposures, we may enter into foreign currency forward exchange contracts for transactions that are not denominated in the local currency. The use of these agreements allows us to reduce our overall exposure to exchange rate fluctuations, as the gains and losses on the agreements substantially offset the gains and losses on the transactions being hedged. Forward exchange agreements are viewed as risk management tools, involve little complexity and, in accordance with company policy, are not used for trading or speculative purposes. In 2003, Chesapeake entered into a foreign currency forward exchange contract in a notional principal amount of £50 million and having a fair market value liability of $9.4 million at January 2, 2005. The contract matures in 2011. Chesapeake is not a party to any leveraged derivatives.

Chesapeake has entered into interest rate swaps to convert floating interest rate debt to fixed-rate debt and vice versa and to obtain an acceptable level of interest rate risk. Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At January 2, 2005, and December 28, 2003, we had interest rate swap agreements outstanding with notional principal amounts of $38.3 million and $140.4 million, respectively, and a fair market value asset (liability) of approximately ($0.9) million and $4.5 million, respectively. In January 2004, Chesapeake terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt. The remaining interest rate swap agreement matures in 2007, and its weighted-average pay rate and receive rate were 5.70 percent and 4.88 percent, respectively, for the year ended January 2, 2005.

At January 2, 2005, seven percent of our debt portfolio consisted of variable rate debt (including debt that is the subject of interest rate swaps). A sensitivity analysis to measure potential changes in the interest expense from a change in interest rates indicated that a one percentage point increase or decrease in interest rates would have changed our annual interest expense by $0.3 million for 2004 and $1.6 million for 2003.

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds held by our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from some of our subsidiaries could have adverse tax consequences. We have examined the potential impact of the American Jobs Creation Act of 2004 signed into law in October and have determined it does not provide a tax advantage to us.

Chesapeake continually evaluates risk retention and insurance levels for product liability, property damage and other potential exposures to risk. We devote significant effort to maintaining and improving safety and internal control programs, which are intended to reduce our exposure to certain risks. Management determines the amount of insurance coverage to purchase and the appropriate amount of risk to retain based on the cost and availability of insurance and the likelihood of a loss. Management believes that the current levels of risk retention are consistent with those of comparable companies in the industries in which Chesapeake operates. There can be no assurance that Chesapeake will not incur losses beyond the limits, or outside the coverage, of our insurance. However, our liquidity, financial position and profitability are not expected to be materially affected by the levels of risk retention that we accept.

Critical Accounting Policies

We describe the significant accounting policies employed in the Consolidated Financial Statements and the notes thereto within the footnotes. Chesapeake’s Consolidated Financial Statements have been prepared by management in accordance with GAAP. GAAP sometimes permits more than one method of accounting to be used. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. Reported results could have been materially different under a different set of assumptions and estimates.

The following summary provides further information about the critical accounting policies and should be read in conjunction with the notes to the Consolidated Financial Statements. We believe that the consistent application of our policies provides readers of Chesapeake’s financial statements with useful and reliable information about our operating results and financial condition.

We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee.

Goodwill and Other Long-Lived Asset Valuations

Management uses judgment to assess whether current events or circumstances indicate that the carrying value of goodwill and other long-lived assets to be held and used may not be recoverable. Management performs impairment tests that require estimates of factors such as sales volume, pricing, inflation, discount rates, exchange rates, asset remaining lives and capital spending. These projections are necessarily dependent upon assumptions about our performance and the economy in general and could change significantly from period to period. Assumptions used are consistent with our internal planning. If assumptions and estimates change, it could result in non-cash charges that could have a material adverse effect on our results of operations and financial position.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. With the assistance of a third-party valuation firm, fair value of our reporting units was determined using a discounted cash flow model and confirmed using a guideline public companies model, which uses peer group metrics to value a company. We performed our annual evaluation of goodwill for our reporting units as of December 1, 2004. Based on our analysis, we concluded that our goodwill is realizable. If the cost of capital used in the analyses was 50 basis points higher, our goodwill would still have been realizable.

The carrying value of long-lived assets other than goodwill is evaluated when certain events or changes in circumstances indicate that the carrying amount may exceed fair value. The fair value is calculated using expected cash flows produced by the asset, or the appropriate grouping of assets, over the remaining life of such assets and its eventual disposition. If the undiscounted projected cash flows are less than the carrying amount, an impairment would be recognized.

Environmental and Other Contingencies

In accordance with GAAP, management recognizes a liability for environmental remediation and litigation costs when it believes it is probable that a liability has been incurred and the amount can be reasonably estimated. Due to the wide range of possible outcomes of any environmental obligation, significant management judgment is required to determine the amount of the environmental accrual. Management must make estimates on items such as the remediation and restoration costs based on the estimated contamination levels. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. The accrual is not reduced for any possible future insurance or indemnification recoveries. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record material adjustments to the accrual.

Pension and Other Postretirement Employee Benefits

We have significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. The actuarial valuations employ key assumptions that are particularly important when determining our projected liabilities for pension and other postretirement employee benefits. Payments made by Chesapeake related to these benefits will be made over a lengthy period and the projected liability will be affected by assumptions regarding inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and laws and regulations covering the benefit obligation. The key assumptions used in developing our fiscal 2004 balances are detailed in “Note 9 — Employee Retirement and Postretirement Benefits” of Item 8, incorporated herein by reference. Discount rates are used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and vice versa. A lower expected return on plan assets increases the amount of pension expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. Pension expense and liabilities would be higher with a higher compensation increase. Management develops assumptions with the assistance of independent actuaries. Discount rates are determined from analyses provided by the actuary of Aa rated bonds with cash flows matching the expected payments to be made under the plans. If the discount rate used in the 2004 valuation were decreased by 25 basis points, our projected benefit obligation would have increased by approximately $20.1 million at January 2, 2005, and the 2005 pension expense would increase by $2.0 million. If the discount rate were increased by 25 basis points, our projected benefit obligation would have decreased by approximately $18.7 million at January 2, 2005, and the 2005 pension expense would decrease by $1.9 million.

To improve the funded status of our pension plans, we increased employer cash contributions by $7.1 million in 2004 over the required contribution, and we anticipate 2005 funding to be approximately $11.3 million above required levels. We also expect pension expense in 2005 to increase by approximately $4.0 million over 2004 levels. The estimated accumulated benefit obligation (“ABO”) related to certain of our pension plans exceeded the fair value of those plan assets at January 2, 2005. Due to the additional contributions in 2004, this deficit was lower than in 2003 and we were required to reduce our minimum liability by recording an after-tax $0.3 million adjustment to equity. Market conditions and interest rates significantly impact future assets and liabilities of our pension plans, and could impact funding and charges in the future (see “Note 9 — Employee Retirement and Postretirement Benefits” of Item 8, incorporated herein by reference).

We annually re-evaluate our assumptions used in projecting pension and other postretirement liabilities and associated expense. Had we used different assumptions in calculating the liabilities, the carrying value of the liabilities and the impact on net earnings may have been different.

Deferred Tax Assets

Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded under GAAP. Also, certain tax credits and tax loss carryforwards cannot be used until future periods when sufficient taxable income is generated. In these circumstances, under GAAP, companies accrue for the tax benefit expected to be received in future years if, in the judgment of management, it is “more likely than not” that the company will receive such benefits. On a quarterly basis, management reviews our judgment regarding the likelihood the benefits of a deferred tax asset will be realized. During the periodic reviews, management must consider a variety of factors, including the nature and amount of the tax income and expense items, the anticipated timing of the ability to utilize the asset, the current tax statutes and the projected future earnings. If management determines it is no longer “more likely than not” that an asset will be utilized, an offsetting valuation reserve would be recorded to reduce the asset and net earnings in that period. See “Note 8—Income Taxes” of Item 8, incorporated herein by reference.

Accounting Changes

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superseded FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides prescription drug benefits to retirees under Medicare Part D and provides subsidies to plan sponsors providing certain prescription drug benefits if they are determined to be “actuarially equivalent” to those under Medicare. FSP 106-2 provides guidance on accounting for the effects of the Act and requires certain disclosures. We adopted FSP 106-2 as of July 4, 2004. Based on actuarial estimates of the impact of the Act on Chesapeake, the Act is not material to Chesapeake. We incorporated the effects of the Act into the valuation of our postretirement healthcare plans performed at the regular measurement date of September 30, 2004.

See “Note 1 — Summary of Significant Accounting Policies — New Accounting Pronouncements” of Item 8, incorporated herein by reference, for a discussion of new accounting pronouncements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect” and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake’s actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; possible recessionary trends in U.S. and global economies; governmental policies and regulations affecting the environment; interest rates; fluctuations in foreign currency translation rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports filed by Chesapeake with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” of Item 7 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

CHESAPEAKE CORPORATION

Consolidated Balance Sheets

	January 2, 2005	December 28, 2003
(in millions)
Assets
Current assets:
Cash and cash equivalents	$54.3	$11.9
Accounts receivable (less allowance of $6.2 and $7.3)	148.8	151.1
Inventories	114.4	109.8
Prepaid expenses and other current assets	19.0	16.3
Income taxes receivable	0.5	19.8

Total current assets	337.0	308.9

Property, plant and equipment:
Plant sites and buildings	198.0	165.4
Machinery and equipment	460.0	396.8
Construction in progress	8.3	39.5

	666.3	601.7
Less accumulated depreciation	239.2	170.1

Net property, plant and equipment	427.1	431.6
Goodwill	694.6	644.4
Other assets	96.2	107.9

Total assets	$1,554.9	$1,492.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$141.4	$120.8
Accrued expenses	80.5	103.0
Income taxes payable	26.6	13.9
Current portion of long-term debt	64.1	5.0
Dividends payable	4.3	3.3

Total current liabilities	316.9	246.0

Long-term debt	364.8	481.9
Environmental liabilities	41.8	52.1
Pensions and postretirement benefits	77.1	89.2
Deferred income taxes	25.0	30.1
Other long-term liabilities	17.5	23.8

Total liabilities	843.1	923.1

Stockholders’ equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.6 million shares and 15.3 million shares	19.6	15.3
Additional paid-in capital	96.1	4.4
Unearned compensation	(3.3)	(1.4)
Accumulated other comprehensive income	74.9	21.2
Retained earnings	524.5	530.2

Total stockholders’ equity	711.8	569.7

Total liabilities and stockholders’ equity	$1,554.9	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Income

and Comprehensive Income

For the fiscal years ended: (in millions, except per share data)	January 2, 2005	December 28, 2003	December 29, 2002
Income:
Net sales	$1,031.7	$885.6	$781.8
Cost of products sold	856.8	722.2	640.0
Selling, general and administrative expenses	134.5	118.0	92.4
Gain on sale of business	—	11.2	—
Restructuring charges	—	—	2.6
Other income, net	15.5	11.0	9.3

Income from continuing operations before interest, extinguishment of debt and taxes	55.9	67.6	56.1
Interest expense, net	37.1	42.3	44.5
Loss on extinguishment of debt	9.6	—	—

Income from continuing operations before taxes	9.2	25.3	11.6
Income tax (benefit) expense	(2.1)	3.2	0.1

Income from continuing operations	11.3	22.1	11.5
Income from discontinued operations, net of income tax (benefit) expense of $(0.1), $2.8, and $5.8	(0.2)	4.4	9.0
Gain on disposal of discontinued operations, net of income tax expense of $0.1, $0.0, and $0.5	0.2	—	1.4

Net income	$11.3	$26.5	$21.9

Basic earnings per share:
Earnings from continuing operations	$0.61	$1.45	$0.76
Discontinued operations, net of income taxes	—	0.29	0.69

Basic earnings per share	$0.61	$1.74	$1.45

Diluted earnings per share:
Earnings from continuing operations	$0.61	$1.45	$0.76
Discontinued operations, net of income taxes	—	0.29	0.68

Diluted earnings per share	$0.61	$1.74	$1.44

Comprehensive income:
Net income	$11.3	$26.5	$21.9
Other comprehensive income (loss):
Minimum pension liability (net of deferred taxes of $(0.2), $7.1, and $14.6)	0.3	(16.2)	(34.8)
Foreign currency translation	52.5	86.3	72.1
Change in fair market value of derivatives (net of deferred taxes of $(0.3), $(0.6) and $0.4)	0.9	7.1	(0.8)

Comprehensive income	$65.0	$103.7	$58.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Cash Flows

For the fiscal years ended: (in millions)	January 2, 2005	December 28, 2003	December 29, 2002
Operating activities:
Net income	$11.3	$26.5	$21.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.1	54.3	48.2
Deferred income taxes	(9.3)	18.3	7.2
Loss on extinguishment of debt	9.6	—	—
Gain on sale of property, plant and equipment	(8.4)	(5.8)	(5.0)
Gain on sale of business	—	(11.2)	—
Gain on disposal of discontinued businesses, net of taxes	—	—	(1.4)
Non-cash restructuring	—	(0.4)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	15.8	18.3	1.1
Inventories	4.3	6.3	13.4
Other assets	3.4	1.0	2.0
Accounts payable and accrued expenses	(6.3)	(7.2)	(27.2)
Income taxes payable	19.3	(12.2)	(9.5)
Premium paid for early extinguishment of debt	(8.1)	—	—
Settlement of interest rate swaps	6.4	(0.4)	(0.8)
Other	(6.0)	(7.5)	1.2

Net cash provided by operating activities	93.1	80.0	51.1

Investing activities:
Purchases of property, plant and equipment	(35.5)	(52.4)	(51.2)
Proceeds from sale of businesses	—	—	24.9
Proceeds from sales of property, plant and equipment	14.3	14.5	14.4
Other	0.7	1.2	(0.5)

Net cash used in investing activities	(20.5)	(36.7)	(12.4)

Financing activities:
Net (payments) borrowings on credit lines	(43.6)	15.0	(10.5)
Payments on long-term debt	(198.9)	(56.4)	(26.5)
Proceeds from long-term debt	139.7	2.3	6.0
Proceeds from issuance of common stock, net of issuance costs	93.4	0.1	0.4
Debt issuance costs	(6.1)	—	(0.6)
Dividends paid	(16.1)	(13.4)	(13.3)
Other	—	(0.1)	—

Net cash used in financing activities	(31.6)	(52.5)	(44.5)

Currency translation adjustment	1.4	5.4	1.4
Increase (decrease) in cash and cash equivalents	42.4	(3.8)	(4.4)
Cash and cash equivalents at beginning of year	11.9	15.7	20.1

Cash and cash equivalents at end of year	$54.3	$11.9	$15.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended: (in millions, except per share data)	January 2, 2005	December 28, 2003	December 29, 2002
Common stock:
Balance, beginning of year	$15.3	$15.2	$15.2
Issuance from public stock offering	4.1	—	—
Issuance for employee stock plans	0.2	0.1	—

Balance, end of year	19.6	15.3	15.2

Additional paid-in capital:
Balance, beginning of year	4.4	0.3	0.7
Issuance from public stock offering, net of issuance costs	87.7	—	—
Issuance for employee stock plans, net of forfeitures	4.0	4.1	(0.4)

Balance, end of year	96.1	4.4	0.3

Unearned compensation:
Balance, beginning of year	(1.4)	—	(0.9)
Compensation expense	1.1	2.4	0.2
Issuance for employee stock plans, net of forfeitures	(3.0)	(3.8)	0.7

Balance, end of year	(3.3)	(1.4)	—

Accumulated other comprehensive income (loss):
Balance, beginning of year	21.2	(56.0)	(92.5)
Currency translation adjustment	52.5	86.3	72.1
Pension liability adjustment	0.3	(16.2)	(34.8)
Change in fair market value of derivatives	0.9	7.1	(0.8)

Balance, end of year	74.9	21.2	(56.0)

Retained earnings:
Balance, beginning of year	530.2	517.1	508.5
Net income	11.3	26.5	21.9
Cash dividends declared	(17.0)	(13.4)	(13.3)

Balance, end of year	524.5	530.2	517.1

Stockholders’ equity, end of year	$711.8	$569.7	$476.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Chesapeake Corporation

Notes to Consolidated Financial Statements

1	Summary of Significant Accounting Policies

Financial Statement Presentation

The Consolidated Financial Statements include the accounts and operations of Chesapeake Corporation and all of its subsidiaries (“Chesapeake”). In 2001, we sold our principal businesses included in the former Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC, which comprised our former Tissue segment. The remainder of the Land Development segment was liquidated as of the end of the first quarter of 2004. These former segments are accounted for as discontinued operations (see Note 2). Chesapeake now operates in two business segments – Paperboard Packaging and Plastic Packaging. All significant inter-company accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified to conform to current presentations.

Our 52–53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2004 contains 53 weeks, and fiscal years 2003 and 2002 contain 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue from our packaging businesses in accordance with Staff Accounting Bulletin No. 104. Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of product acceptance by the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectibility is deemed probable. Sales are reported net of actual returns received, estimated rebates and an amount established for anticipated returns.

Foreign Currency Translation

Our Consolidated Financial Statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated using rates of exchange at the balance sheet date, and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component within accumulated other comprehensive income (loss) of stockholders’ equity. Realized gains and losses resulting from foreign currency transactions are included in other income.

Inventories

Inventories are valued at the lower of cost or market, determined principally by the average cost method. Inventories six to twelve months old are 50% reserved and inventory older than twelve months is fully reserved unless specific circumstances warrant different treatment.

Accounts Receivable

Trade accounts receivable do not bear interest. An allowance for doubtful accounts is recorded for estimated losses resulting from the inability of our customers to make required payments. We review the allowance for doubtful accounts monthly. Any balances more than six months old are fully reserved unless specific circumstances warrant different treatment. An additional reserve is made for the potential impact of credit notes issued after the period end. This reserve is based on the historic level of credit notes experienced, and any known problems with delivered product.

Chesapeake Corporation

Notes to Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. The costs of major rebuilds and replacements of plant and equipment are capitalized, and the costs of ordinary maintenance and repairs are charged to expense as incurred. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are reflected in other income. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful asset lives, which range from 10 to 50 years for buildings and improvements and 5 to 20 years for machinery and equipment. Depreciation expense from continuing operations was $61.1 million in 2004, $54.3 million in 2003 and $48.2 million in 2002.

The carrying value of long-lived assets other than goodwill is evaluated when certain events or changes in circumstances indicate that the carrying amount may exceed fair value. The fair value is calculated using expected cash flows produced by the asset, or the appropriate grouping of assets, over the remaining life of such assets and their eventual disposition. If the undiscounted projected cash flows are less than the carrying amount, an impairment would be recognized.

Goodwill

Management reviews the recorded value of our goodwill annually on December 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units may exceed their fair values. With the assistance of a third-party valuation firm, fair value of our reporting units is determined using a discounted cash flow model and confirmed using a guideline public companies model which uses peer group metrics to value a company. For the discounted cash flow model, management projects future cash flows produced by the reporting units. The projections of future cash flows are necessarily dependent upon assumptions about our operating performance and the economy in general. Based on our annual analysis as of December 1, 2004, we concluded that this amount is realizable.

Financial Instruments

Cash and cash equivalents include highly liquid, temporary cash investments with original maturities of three months or less. The carrying amounts of temporary cash investments, trade receivables and trade payables approximate fair value because of the short maturities of the instruments.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and trade receivables. We place temporary cash investments in high-quality financial instruments and, by policy, limit the amount of credit exposure related to any one instrument. Concentrations of credit risk with regard to trade receivables are limited due to the large number of customers and their dispersion across different industries and countries.

Chesapeake uses derivative instruments to manage exposures to foreign currency and interest rate risks. We principally use forward exchange contracts and interest rate swaps to hedge against these exposures. Derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair market value. Derivatives that are not designated as hedges are adjusted to fair value through other income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings in the same financial statement line item as the impact of the hedged item or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. If a derivative is used as a hedge of a net investment in a foreign operation, changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income. The ineffective portion of any derivative’s change in fair value is immediately recognized in other income. Cash flows resulting from the settlement of derivatives used as hedging instruments are included in net cash flows from operating activities. The contracts that have been designated as hedges of anticipated future cash flows will be marked-to-market through accumulated other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings. The fair value estimates are based on relevant market

Chesapeake Corporation

Notes to Consolidated Financial Statements

information, including current market rates and prices. Fair value estimates for derivative instruments are provided to Chesapeake by banks known to be high-volume participants in this market. We document relationships between hedging instruments and hedged items, and link derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities or to specific firm commitments or forecasted transactions. We also assess and document, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires us to recognize deferred tax assets and liabilities for the future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. Assets are only recorded if, in management’s opinion, it is probable that we will realize such benefits. Valuation reserves are recorded if management subsequently determines that it is no longer “more likely than not” that the benefit will be realized.

Restricted Stock

Accruals of compensation cost are made for restricted stock grants based on the best available estimate of the number of shares expected to vest. The compensation cost is recognized over the periods in which the related employee services are rendered.

Stock Options

We use the intrinsic value method of accounting for our stock option plans. Under the intrinsic value method, compensation cost is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the date of grant. Chesapeake generally grants stock options with an exercise price equal to the market value of the common stock on the date of grant.

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	2004	2003	2002
Stock-based compensation expense, net of tax, included in net income as reported	$0.7	$1.6	$0.1
Net income as reported	11.3	26.5	21.9
Pro forma stock-based compensation expense, net of tax	0.9	1.3	1.7
Pro forma net income	10.4	25.2	20.2
Earnings per share
As reported:
Basic	$0.61	$1.74	$1.45
Diluted	0.61	1.74	1.44
Pro forma:
Basic	$0.56	$1.66	$1.34
Diluted	0.56	1.66	1.33

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future years.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

	2004	2003	2002
Dividend yield	3.5%	4.7%	3.1%
Risk-free interest rates	3.5%	3.4%	4.6%
Volatility	45.4%	45.8%	32.5%
Expected option term (years)	5.0	5.5	5.5

Weighted average fair value of options granted during the year:
2002			$7.65
2003			$5.51
2004			$8.66

Environmental Liabilities

It is our policy to accrue estimated future expenditures for environmental obligations when it is probable such costs will be incurred and when a range of loss can be reasonably estimated. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations and the amount and timing of the cash payments are fixed and readily determinable. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. The accrual does not reflect any possible future insurance or indemnification recoveries.

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superseded FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides prescription drug benefits to retirees under Medicare Part D and provides subsidies to plan sponsors providing certain prescription drug benefits if they are determined to be “actuarially equivalent” to those under Medicare. FSP 106-2 provides guidance on accounting for the effects of the Act and requires certain disclosures. We adopted FSP 106-2 as of July 4, 2004. We incorporated the effects of the Act into the valuation of our postretirement healthcare plans performed at the regular measurement date of September 30, 2004. The Act did not have a material impact on our financial statements.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We do not expect that the tax benefits resulting from the AJCA will have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

In November 2004, the Emerging Issues Task Force issued a consensus on Issue No. 03-13 (“EITF 03-13”), Applying the Conditions in Paragraph 42 of FASB Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations. EITF

Chesapeake Corporation

Notes to Consolidated Financial Statements

03-13 clarifies the approach for assessing whether the conditions in paragraph 42 of SFAS No. 144 for reporting results of a disposed component as discontinued operations have been met. EITF 03-13 should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to transactions initiated within an enterprise’s fiscal year that includes the date that this consensus is ratified may be reclassified to reflect the consensus. EITF 03-13 did not, and is not expected to, have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and it supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. As described previously in this note under the heading “Stock Options,” we currently use the intrinsic value method of accounting for our stock option plans as defined in APB Opinion No. 25. Based on this method, no compensation cost has been recognized for our stock options as the stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant. We currently provide pro forma disclosures regarding the impact on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation expense, which is based upon a Black-Scholes option pricing model. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our financial statements in the future. SFAS 123R is effective for the first interim or annual period beginning after June 15, 2005, and allows two different methods of transition. We expect to adopt the new standard as of July 4, 2005 using the modified prospective method of transition, in which compensation cost for all share-based payments granted after the effective date is recognized in accordance with SFAS 123R, and compensation cost for unvested awards granted prior to the effective date is based on the requirements of SFAS 123 similar to the pro forma calculations provided herein. We are currently evaluating the impact this standard will have on our financial statements.

2	Discontinued Operations

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

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”). These segments are accounted for as discontinued operations. We completed the sales of all the components of these segments in 2001. In fiscal year 2002, we recognized an after-tax decrease of $1.4 million in the estimated net loss, primarily related to the settlement of accrued obligations associated with the discontinued operations.

As of January 2, 2005, there were remaining note balances of $17.0 million due from Consumer Promotions International, Inc. (“CPI”), a component of the former Merchandising and Specialty Packaging segment, that are collateralized by subordinated liens on substantially all of CPI’s U.S. assets. In accordance with the terms of the CPI term note, the principal balance has been adjusted for the working capital settlement related to the sale and accrued interest. Included in the promissory notes was a $13.6 million performance note received from CPI which is payable based on the financial performance of CPI during the period from October 15, 2001, through October 10, 2006. The performance note has been fully reserved because payments due on it are contingent on future events which are not determinable at this time.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of

Chesapeake Corporation

Notes to Consolidated Financial Statements

continued and discontinued operations together. Results for the prior periods have been restated for this presentation. Net sales from discontinued operations were $0.6 million in 2004, $13.7 million in 2003 and $40.4 million in 2002.

3	Goodwill

Chesapeake adopted the provisions of SFAS 142 in the first quarter of 2002. We made determinations as to what our reporting units are and what amounts of goodwill and other assets and liabilities should be allocated to those reporting units. We completed the transitional impairment test, which did not result in impairment of recorded goodwill. In accordance with this statement, amortization of goodwill was discontinued as of December 31, 2001.

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance December 29, 2002	$526.0	$57.8	$583.8
Foreign currency translation	54.4	6.2	60.6

Balance December 28, 2003	$580.4	$64.0	$644.4
Foreign currency translation	45.1	5.1	50.2

Balance January 2, 2005	$625.5	$69.1	$694.6

4	Restructuring Charges

The Paperboard Packaging segment recorded a charge of approximately $2.6 million in 2002 for severance costs for approximately 120 employees related to the closure of a facility in England and the consolidation of two facilities in Scotland. As of December 28, 2003, severance benefits were paid to all affected employees and the reserve had been utilized.

The following table sets forth the details of our restructuring charges recognized in 2002:

(in millions)	Paperboard Packaging	Plastic Packaging	Corporate	Total
Balance December 30, 2001	$2.1	$1.6	$2.6	$6.3
2002 provision:
Employment reduction	2.6	—	—	2.6
Cash payments in 2002	(3.9)	(1.3)	(2.6)	(7.8)
Foreign currency translation/other	0.1	(0.3)	—	(0.2)

Balance December 29, 2002	$0.9	$—	$—	$0.9
Cash payments in 2003	(0.5)	—	—	(0.5)
Foreign currency translation/other	(0.4)	—	—	(0.4)

Balance December 28, 2003	$—	$—	$—	$—

5	Inventories

Year-end inventories consist of:

(in millions)	2004	2003
Finished goods	$64.7	$64.0
Work-in-process	21.3	19.4
Materials and supplies	28.4	26.4

Total	$114.4	$109.8

Chesapeake Corporation

Notes to Consolidated Financial Statements

6	Long-Term Debt

Long-term debt at year-end consists of:

(in millions)	2004	2003
Notes payable – banks:
Credit lines	$—	$43.2
Term loans, average interest 8.4%	6.3	7.5
Unsecured notes:
7.20% notes, due 2005	18.2	85.0
10.375% Senior Subordinated Notes, due 2011	143.8	200.3
7% Senior Subordinated Notes, due 2014	135.5	—
Loan notes, average interest 5.9%, due 2005-2006	49.8	89.4
IDA notes, average interest 6.3%, due 2019	50.0	50.0
Other debt, average interest 5.0%	25.3	11.5

Total debt	428.9	486.9
Less current portion	64.1	5.0

Total long-term debt	$364.8	$481.9

As of January 2, 2005, principal payments on debt for the next five years were: 2005, $73.7 million; 2006, $13.7 million; 2007, $1.6 million; 2008, $1.5 million; and 2009, $1.4 million. Some maturities due in less than one year are classified as long-term debt due to the availability of long-term financing under our senior credit facility and our intent to refinance these maturities as required.

In February 2004, our senior credit facility under which we can guarantee loan note balances and borrow up to $250 million, was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility includes terms and conditions substantially similar to the previous facility in effect at December 28, 2003. Amounts available to be borrowed under the line of credit are limited by the amount currently borrowed, amounts utilized to guarantee certain loan notes ($39.4 million at January 2, 2005) and the amounts of outstanding letters of credit ($3.3 million at January 2, 2005). Nominal facility fees are paid on the credit line and interest is charged, primarily at LIBOR plus a margin based on our leverage ratio. We are required to pay a loan guarantee fee, which varies based on our leverage ratio, on the outstanding balance of loan notes issued in connection with acquisitions in 2000. In addition, the amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt. The senior credit facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries. The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (U.K.) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries. Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries. There were no outstanding borrowings under the senior credit facility as of January 2, 2005. Other lines of credit totaling $46.0 million are maintained with several banks on an uncommitted basis.

In December 2003, Chesapeake filed a universal shelf registration statement with the SEC, which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies. We completed both a common stock and debt security offering under this shelf registration statement during 2004. At January 2, 2005, there was $68.5 million, or the equivalent amount in one or more non-U.S. currencies, of remaining availability under the shelf registration.

Chesapeake Corporation

Notes to Consolidated Financial Statements

In March 2004, we completed a public offering of approximately 4.05 million shares of our common stock. Our net proceeds from the sales of these shares, after deducting discounts, commissions and expenses, were approximately $92 million. In April 2004, we used a portion of the net proceeds to redeem £40 million principal amount of our outstanding 10.375% senior subordinated notes due 2011 at a redemption price of 110.375% of the principal amount, plus accrued and unpaid interest to the redemption date, or an aggregate redemption price of approximately $82.6 million. The redemption resulted in a loss on extinguishment of debt of $8.4 million, or $5.4 million net of income taxes. The remaining net proceeds of approximately $9.0 million from the offering of our common stock were used to repay outstanding borrowings under our senior bank credit facility.

In December 2004, we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014. Our net proceeds from the sale of these notes, after deducting discounts, commissions and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342). The notes were offered to the public at par. The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.20% notes due March 2005. The retirement of these notes was accomplished through a tender offer and consent solicitation. Including fees, expenses, interest and premiums the redemption cost $69.1 million and resulted in a loss on the extinguishment of debt of $1.2 million, or $0.8 million net of income taxes. The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership. In addition, our loan notes include provisions permitting the holder to require repayment of the notes on certain semi-annual interest payment dates. Our loan agreements also contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum senior leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of the end of 2004. The senior subordinated notes contain provisions allowing for early redemptions, under certain circumstances, at premiums of up to 7% in addition to outstanding principal and interest.

We have estimated the fair value of long-term debt at January 2, 2005, and December 28, 2003, to be $446.8 million and $489.4 million, respectively, compared to book values of $428.9 million and $486.9 million, respectively. The fair value is based on the quoted market prices for similar issues or current rates offered for debt of the same or similar maturities.

Interest expense of $0.4 million in 2004 and $1.0 million in 2003 was capitalized related to the construction of two new plants in Germany.

7	Financial Instruments and Risk Concentration

Chesapeake’s strategy is to optimize the ratio of our fixed- to variable-rate financing to maintain an acceptable level of exposure to the risk of interest and foreign exchange rate fluctuation. Chesapeake has entered into interest rate swaps to convert floating interest rate debt to fixed-rate debt and vice versa and to obtain an acceptable level of interest rate risk. Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At January 2, 2005, and December 28, 2003, we had interest rate swap agreements outstanding with a notional principal amount of $38.3 million and $140.4 million, respectively, and a fair market value (liability) asset of approximately ($0.9) million and $4.5 million, respectively. In January 2004, Chesapeake terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt. The remaining interest rate swap agreement matures in 2007.

Chesapeake Corporation

Notes to Consolidated Financial Statements

In 2003, Chesapeake entered into a foreign currency forward exchange contract, to hedge an intercompany receivable, in a notional principal amount of £50 million and having a fair market value liability of $9.4 million at January 2, 2005. The contract matures in 2011.

We manage our foreign currency exposure primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The €100 million senior notes issued in December of 2004 have been effectively designated as a hedge of our net investment in euro functional currency subsidiaries. At January 2, 2005, $1.3 million related to the revaluation of the debt from euro to U.S. dollars was included as a charge to cumulative translation adjustment.

8	Income Taxes

Income tax expense (benefit) consists of:

(in millions)	2004	2003	2002
Current:
Federal	$(1.8)	$(20.2)	$(14.6)
State	(0.4)	(3.8)	(2.5)
Foreign	9.4	8.9	10.0

Total current	$7.2	$(15.1)	$(7.1)

Deferred:
Federal	(7.6)	16.0	5.1
State	—	—	(1.3)
Foreign	(1.7)	2.3	3.4

Total deferred	(9.3)	18.3	7.2

Total income taxes	$(2.1)	$3.2	$0.1

Significant components of the year-end deferred income tax assets and liabilities are:

(in millions)	2004	2003
Pension accrual	$13.5	$14.7
Environmental and other accrued liabilities	9.2	3.9
Tax carryforward benefits	7.7	7.0
Valuation allowance	(11.8)	(9.1)
Deferred income	1.9	—
Other	2.0	4.2

Deferred tax assets	22.5	20.7

Accumulated depreciation	(45.8)	(47.3)
Other	(1.7)	(3.5)

Deferred tax liabilities	(47.5)	(50.8)

Net deferred taxes	$(25.0)	$(30.1)

The valuation allowance relates to foreign income tax credit carryforwards that expire in 2009 and beyond and deferred tax assets that “more likely than not” will not be realized due to tax loss carryover limitations.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The differences between our effective income tax rate and the statutory federal income tax rate are:

	2004	2003	2002
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	(2.9)	(9.9)	(21.1)
Foreign tax rate difference	(29.5)	(23.4)	(16.2)
Valuation allowance for deferred tax assets	20.8	4.1	9.6
Settlement of tax audits and tax return adjustments	(38.6)	5.3	(7.8)
Tax rate adjustment	(8.4)	—	—
Non-deductible items	0.6	0.3	0.8
Other, net	0.2	1.2	0.7

Consolidated effective income tax rate	(22.8)%	12.6%	1.0%

The decrease in our effective income tax rate for 2004 was due to a benefit of $3.4 million related to the costs of the early extinguishment of debt, a benefit of $3.3 million related to favorable settlements of 1998 to 2002 U.S. Internal Revenue Service tax audits and 1999 to 2001 U.K. Inland Revenue tax audits, and a benefit of $0.8 million related to a reduction in deferred taxes due to a reduction in the Belgian statutory tax rate.

The increase in our effective income tax rate from 2002 to 2003 was due to a change in the mix of foreign earnings and the favorable settlement of foreign tax audits in 2002.

The components of income from continuing operations before taxes are:

(in millions)	2004	2003	2002
Domestic	$(28.5)	$(22.8)	$(34.0)
Foreign	37.7	48.1	45.6

Income from continuing operations before taxes	$9.2	$25.3	$11.6

Undistributed earnings of our foreign subsidiaries amounted to approximately $162.9 million as of January 2, 2005, and our intention is to permanently reinvest these earnings. Accordingly, no provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any liability.

Our domestic and foreign tax filings are subject to periodic reviews by the collecting agencies. We believe any potential adjustments resulting from these examinations will not have a material adverse effect on Chesapeake’s results of operations or financial position. See “Note 13 — Commitments and Contingencies.”

9	Employee Retirement and Postretirement Benefits

Chesapeake maintains noncontributory defined benefit retirement plans covering substantially all U.S. employees. We also maintain several contributory and noncontributory defined benefit retirement plans covering certain foreign employees. Pension benefits are based primarily on the employees’ compensation and/or years of service. The net pension expense includes amortization of prior service costs over the average remaining employee service period.

We also provide certain healthcare and life insurance benefits to certain U.S. hourly and salaried employees who retire under the provisions of our retirement plans. Healthcare benefits are contributory or noncontributory, depending on retirement date, and life insurance benefits are noncontributory. In December 2003, Congress approved the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Chesapeake

Chesapeake Corporation

Notes to Consolidated Financial Statements

adopted FSP 106-2 as of July 4, 2004, and has incorporated the effects of the Act into the valuation performed at the regular valuation date of September 30, 2004 (see “Note 1—Summary of Significant Accounting Policies”). The Company believes certain of its postretirement benefits other than pensions are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. Treating the future subsidy under the Act as an actuarial experience gain, as required by the guidance, decreased the accumulated postretirement benefit obligation at the measurement date by approximately $0.7 million. The subsidy did not have a material effect on the net periodic postretirement benefit cost for 2004 or the estimated future benefit payments. We do not anticipate any material changes in participation rates or per capita claims costs as a result of the Act. The requirements to qualify plans for the federal subsidy will determine whether Chesapeake could further benefit from the Act.

Chesapeake uses a September 30 measurement date for all of its plans.

The following schedules present the changes in the plans’ benefit obligations and fair values of assets for 2004 and 2003:

	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2004	2003	2004	2003	2004	2003
Benefit obligation at beginning of year	$65.2	$59.8	$299.5	$234.0	$17.0	$16.7
Service cost	0.5	0.4	5.1	4.3	—	—
Interest cost	3.9	4.0	17.3	13.5	1.0	1.1
Plan participants’ contributions	—	—	5.2	4.0	0.2	0.2
Actuarial loss	2.3	5.8	12.4	21.8	0.3	1.5
Exchange rate changes/other	—	—	35.6	30.8	—	—
Benefits paid	(4.7)	(4.8)	(9.9)	(8.9)	(2.5)	(2.5)

Benefit obligation at end of year	$67.2	$65.2	$365.2	$299.5	$16.0	$17.0

Fair value of plan assets at beginning of year	54.0	49.1	190.0	143.0	—	—
Actual return on plan assets	5.9	8.6	24.2	21.7	—	—
Employer contributions	1.3	1.1	14.2	12.5	2.3	2.3
Plan participants’ contributions	—	—	5.2	4.0	0.2	0.2
Settlements	—	—	—	(0.1)	—	—
Exchange rate change/other	—	—	23.9	17.8	—	—
Benefits paid	(4.7)	(4.8)	(9.9)	(8.9)	(2.5)	(2.5)

Fair value of plan assets at end of year	$56.5	$54.0	$247.6	$190.0	$—	$—

Funded status at end of year	(10.7)	(11.2)	(117.6)	(109.5)	(16.0)	(17.0)
Unrecognized actuarial loss	34.9	34.9	145.5	128.3	5.7	5.8
Unrecognized prior service cost	0.1	0.1	—	—	—	—
Contributions made between measurement date and fiscal year-end	0.7	0.4	—	—	—	—

Net amount recognized	$25.0	$24.2	$27.9	$18.8	$(10.3)	$(11.2)

The following table provides the amounts recognized in the balance sheets as of each year:

	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2004	2003	2004	2003	2004	2003
Prepaid benefit cost	$27.4	$26.9	$—	$—	$—	$—
Accrued benefit liability	(10.4)	(11.0)	(55.6)	(65.3)	(10.3)	(11.2)
Accumulated other comprehensive income	8.0	8.3	83.5	84.1	—	—

Net amount recognized	$25.0	$24.2	$27.9	$18.8	$(10.3)	$(11.2)

Chesapeake Corporation

Notes to Consolidated Financial Statements

Pension plans in which accumulated benefit obligation exceeds plan assets at the measurement date:
Projected benefit obligation	$17.5	$17.2	$365.2	$299.6
Accumulated benefit obligation	16.8	16.6	300.6	255.4
Fair value of plan assets	$5.7	$5.1	$247.6	$190.0

The accumulated benefit obligation for all defined benefit pension plans was $366.4 million at September 30, 2004, and $319.4 million at September 30, 2003.

The following table provides the assumptions used to calculate the benefit obligations and amounts recognized in the balance sheets:

	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non U.S. Plans
	2004	2003	2004	2003	2004	2003
Discount rate	5.88%	6.13%	5.60%	5.50%	5.88%	6.13%
Expected return on plan assets	8.25%	8.25%	7.40%	7.40%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	3.90%	3.50%	4.50%	4.50%

The plans’ trustees select the expected return on plan assets by examining probabilities of expected 20-year return rates calculated by investment consulting companies using target asset allocations and expected inflation rates.

Plan Assets

Chesapeake’s pension plans’ weighted-average asset allocations at September 30, 2004, and 2003, by asset category, were as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans
	2004	2003	2004	2003
Equity securities*	66%	66%	68%	75%
Debt securities*	33	33	31	24
Other	1	1	1	1

Total	100%	100%	100%	100%

*	Plan assets were not invested in Chesapeake securities during 2004 or 2003.

The objectives of the domestic investment policy for plan assets are: to meet pension payment requirements; to achieve a rate of return above inflation to preserve the purchasing power of the assets; and to attempt to maintain pension costs in proportion to changes in total payroll and benefit costs. Investment guidelines are established to assure a reasonable opportunity of achieving the objectives without exposing the funds to excessive or undue investment risk. The target asset allocation for U.S. pension plans is 67 percent equity securities and 33 percent debt securities. The purpose of the equity investments is to provide appreciation in principal, growth of income and current income. Equity securities may include U.S. dollar denominated and international stocks. Debt securities are U.S. fixed income investments. The purpose of fixed income investments is to provide a predictable and dependable source of income to reduce portfolio volatility. The fixed income category may include U.S. dollar denominated marketable bonds and convertible securities. All assets will be of sufficient size and held in issues with sufficient trading activity to facilitate transactions at minimum cost and accurate market valuation. The aggregate portfolio should be well diversified to avoid undue exposure to maturity, credit quality or any single economic sector, industry group or individual security risk. The prudence standards and diversification requirements prescribed by the Employee Retirement Income Security Act of 1974, as amended and supplemented, are to be satisfied.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The investment policy for foreign plans is set with regard to the plans’ liabilities, financial strength and statutory funding requirements. Long-term returns from equities are expected to keep pace with salary growth in the long term. Due to the high proportion of active members within the plans, the investment policy is equity-oriented. The target asset allocations for the foreign plans are set separately for three different investment portfolios with no rebalancing between the portfolios. Therefore, there is no combined portfolio target allocation. Two of the portfolios invest in equity securities and one invests in debt securities.

In December 2003, Chesapeake contributed a $12.0 million note receivable, due June 2006, to the pre-funding vehicle for postretirement benefits other than pensions. The contribution is presented in other assets in the consolidated balance sheets due to the nature of the pre-funding vehicle. We expect to continue to pay a portion of benefits and expenses from general assets of the company until such time as the interest income, principal payments and retiree contributions are sufficient to pay claims and expenses for a reasonable period of time.

Contributions to our pension plans in 2004 were $16.2 million, which included pre-funding contributions to non U.S. plans of $7.1 million. We expect to contribute $19.4 million to our pension plans in 2005, which includes pre-funding contributions to the non U.S. plans of $11.3 million, and we do not expect to make any pre-funding contributions to our other postretirement benefit plans in 2005.

The following table provides the components of net pension costs and the assumptions used to calculate net pension costs:

	Pension Benefits						Postretirement Benefits Other Than Pensions
	U.S. Plans			Non U.S. Plans
(dollars in millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$0.5	$0.4	$0.3	$5.1	$4.3	$5.0	$—	$—	$—
Interest cost	3.9	4.0	4.2	17.3	13.5	11.9	1.0	1.1	1.1
Expected return on plan assets	(5.2)	(4.7)	(6.0)	(19.1)	(16.6)	(16.1)	—	—	—
Amortization of unrecognized transition obligation	—	—	(0.5)	—	—	—	—	—	—
Prior service cost recognized	—	—	0.1	—	—	—	—	—	—
Recognized actuarial loss	1.6	1.5	0.4	3.5	0.4	—	0.3	0.2	—

Net expense (income)	0.8	1.2	(1.5)	6.8	1.6	0.8	1.3	1.3	1.1

Discount rate	6.13%	6.88%	7.25%	5.50%	5.75%	5.90%	6.13%	6.88%	7.25%
Expected return on plan assets	8.25%	8.25%	9.00%	7.40%	7.50%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.50%	3.25%	3.70%	4.50%	4.50%	4.50%

Component of Comprehensive Income

	Pension Benefits
(in millions)	2004	2003	2002
Decrease (increase) in minimum liability included in other comprehensive income, net of taxes	$0.3	$(16.2)	$(34.8)

Chesapeake Corporation

Notes to Consolidated Financial Statements

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans		Other Benefits
(in millions)	U.S. Plans	Non U.S. Plans
2005	$4.6	$9.6	$1.9
2006	4.6	10.3	1.8
2007	4.5	11.0	1.6
2008	4.5	11.8	1.5
2009	4.6	12.6	1.5
Years 2010-2014	23.5	78.6	6.4

Assumed Healthcare Cost Trend Rates

	2004	2003
Healthcare cost trend rate assumed for next year	10%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one percent change in assumed healthcare cost trend rates would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.3	$(0.2)

Defined Contribution Plans

Chesapeake sponsors, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, pre-tax savings programs for eligible domestic salaried and hourly employees. Participants’ contributions are matched in cash up to designated contribution levels by Chesapeake. Contributions are invested in several investment options, which may include Chesapeake common stock, as selected by the participating employee. At January 2, 2005, 300,000 shares of Chesapeake common stock are reserved for issuance under these programs. We also maintain various defined contribution plans covering certain foreign employees. Expense associated with these plans was approximately $2.7 million in 2004, $2.7 million in 2003 and $2.0 million in 2002.

10	Stockholders’ Equity

Chesapeake currently has 60 million authorized shares of common stock, $1.00 par value, of which 19,551,307 shares were outstanding as of January 2, 2005. We paid dividends of $0.88 per share during each of 2004, 2003 and 2002.

In addition to our common stock, Chesapeake’s authorized capital includes 500,000 shares of preferred stock ($100.00 par), of which 100,000 shares are designated as Series A Junior Participating Preferred Stock (“Series A Preferred”). No preferred shares were outstanding during the three years ended January 2, 2005.

Chesapeake Corporation

Notes to Consolidated Financial Statements

Shareholder Rights Plan

Under the terms of a shareholder rights plan approved February 10, 1998, each outstanding share of our common stock has attached to it one preferred share purchase right, which entitles the shareholder to buy one unit (0.001 of a share) of Series A Preferred at an exercise price of $120.00 per share, subject to adjustment. The rights will separate from the common stock and become exercisable only if a person or group acquires or announces a tender offer for 15 percent or more of Chesapeake’s common stock. When the rights are exercisable, Chesapeake may issue a share of common stock in exchange for each right other than those held by such person or group. If a person or group acquires 15 percent or more of Chesapeake common stock, each right shall entitle the holder, other than the acquiring party, upon payment of the exercise price, to acquire Series A Preferred or, at the option of Chesapeake, common stock, having a value equal to twice the right’s purchase price. If Chesapeake is acquired in a merger or other business combination or if 50 percent of its earnings power is sold, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. The rights expire on March 15, 2008, and may be redeemed by us at any time prior to the tenth day after an announcement that a 15 percent position has been acquired, unless such period has been extended by the Board of Directors.

Earnings Per Share (“EPS”)

Basic EPS is calculated using the weighted-average number of outstanding common shares for the periods, which were 18,517,406 in 2004; 15,186,193 in 2003; and 15,134,467 in 2002. Diluted EPS reflects the potential dilution that could occur if securities are exercised or converted into common stock, or result in the issuance of common stock, that would then share in earnings. Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares for the periods, which were 18,572,827 in 2004; 15,212,315 in 2003; and 15,203,543 in 2002. The difference between the weighted-average shares used for the basic and diluted calculation is due to the number of shares for which “in-the-money” stock options are outstanding. The number of potentially dilutive shares excluded from the calculation of diluted EPS was 1.3 million in 2004; 1.5 million in 2003; and 2.1 million in 2002. (See Common Stock Public Offering below and Note 11 for a discussion of the securities that could potentially dilute EPS in the future.)

Common Stock Public Offering

On March 15, 2004, Chesapeake completed the sale of 3.65 million shares of common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions, and expenses, were approximately $82.6 million. On April 8, 2004, the underwriters of the common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and expenses, were approximately $9.2 million. (See “Note 6 - Long Term Debt” for a description of the use of proceeds.)

11	Stock Option and Award Plans

At January 2, 2005, we had three stock compensation plans for employees and officers: the 1997 Incentive Plan, the 1993 Incentive Plan, and the 1987 Stock Option Plan. All three plans have been approved by our shareholders. The options outstanding as of January 2, 2005, were awarded under our 1993 and 1997 Incentive Plans. Up to 2,733,388 additional shares may be issued pursuant to all of the stock option and award plans; however, the Board of Directors has stated that (subject to approval of the 2005 Incentive Plan at the 2005 annual meeting of stockholders) all future grants will be made only from those shares available under the 1997 Incentive Plan, which had 417,070 additional shares available for issuance at January 2, 2005. Under the 1997 Incentive Plan, we may grant stock options, stock appreciation rights (“SARs”), stock awards, performance shares or stock units, and may make incentive awards to our key employees and officers. The stock compensation plans are administered by the Executive Compensation Committee of the Board of Directors.

Chesapeake Corporation

Notes to Consolidated Financial Statements

Chesapeake has a Directors’ Stock Option and Deferred Compensation Plan that provides for annual grants of stock options to nonemployee directors. Up to 264,100 additional shares may be issued pursuant to the Directors’ Plan.

Stock Options

Stock options are generally granted with an exercise price equal to the market value of the common stock on the date of the grant, expire 10 years from the date they are granted and vest over a three-year service period.

The following schedule summarizes stock option activity for the three years ended January 2, 2005:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding, December 30, 2001	1,765,709	$27.91
Granted	287,500	28.09
Exercised	(17,350)	23.03
Forfeited/expired	(249,258)	26.32

Outstanding, December 29, 2002	1,786,601	28.21
Granted	111,500	17.89
Exercised	(32,266)	19.34
Forfeited/expired	(156,068)	27.53

Outstanding, December 28, 2003	1,709,767	27.77
Granted	159,073	25.60
Exercised	(120,874)	21.60
Forfeited/expired	(170,144)	28.99

Outstanding January 2, 2005	1,577,822	$27.90

Exercisable:

December 29, 2002	1,237,965
December 28, 2003	1,337,371
January 2, 2005	1,279,498

Information about options outstanding at January 2, 2005, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$15.38 – $19.22	101,607	8.1	$17.91	44,746	$17.74
$19.23 – $23.07	192,802	5.9	22.01	192,802	22.01
$23.08 – $26.91	237,734	7.0	25.28	79,911	24.65
$26.92 – $30.76	706,267	5.6	28.54	622,627	28.60
$30.77 – $34.60	223,359	1.8	33.04	223,359	33.04
$34.61 – $38.45	116,053	3.5	37.99	116,053	37.99

	1,577,822	5.3	$27.90	1,279,498	$28.61

Restricted Stock

In 2003 and 2004, the Executive Compensation Committee of the Board of Directors (or, as to the CEO, the Committee of Independent Directors) made grants of performance-based restricted stock to Chesapeake’s

Chesapeake Corporation

Notes to Consolidated Financial Statements

officers and certain managers under Chesapeake’s 1997 Incentive Plan. For the 2003-2005 cycle of the long-term incentive program, the performance criteria established by the Executive Compensation Committee for vesting the restricted stock was the achievement of certain stock price targets of Chesapeake’s common stock. If the performance targets are not achieved during the cycle, the shares will be forfeited. On July 18, 2003, one of the performance targets was met, when the average closing price of Chesapeake’s common stock exceeded $22.00 for a 20-day period and, as a result, 48,162 shares of restricted stock vested. On December 31, 2003, an additional 48,162 shares vested when another performance target was met, as the average closing price of our common stock exceeded $26.00 for a 20-day period. For the 2004-2006 cycle of the long-term incentive program, the performance criteria established by the Executive Compensation Committee for vesting the restricted stock was the achievement of specific strategic goals for Chesapeake. If the performance targets are not achieved by the end of the cycle, the shares will be forfeited. The following schedule summarizes restricted stock activity for the three years ended January 2, 2005:

	2004	2003	2002
Outstanding grants at start of year	96,338	—	17,668
New shares granted	127,600	144,500	—
Shares forfeited	(19,070)	—	—
Shares vested	(48,162)	(48,162)	(17,668)

Outstanding grants at year-end	156,706	96,338	—

Stock Purchase Plans

Chesapeake has stock purchase plans for certain eligible salaried and hourly employees. Shares of Chesapeake common stock are purchased based on participant authorized payroll deductions and a company match of a portion of the employee contributions. At January 2, 2005, 405,975 shares remain available for issuance under these plans.

Stock-based Compensation Expense

The charges to income from continuing operations for all stock-based employee compensation plans approximated $1.1 million in 2004, $2.4 million in 2003, and $0.2 million in 2002. See “Note 1 - Summary of Significant Accounting Policies” for additional information related to compensation expense for stock options.

Chesapeake Corporation

Notes to Consolidated Financial Statements

12	Supplemental Balance Sheet, Income Statement and Cash Flow Information

Balance Sheet Information

(in millions)	2004	2003
Accrued expenses:
Compensation and employee benefits	$31.5	$29.7
Fixed asset purchases	14.6	29.3
Interest	6.7	9.1
Accrued other taxes	5.6	9.6
Sales rebates	5.4	5.4
Accrued loss on sale of assets	1.3	2.8
Other	15.4	17.1

Total	$80.5	$103.0

(in millions)	2004	2003
Accumulated other comprehensive (loss) income:
Foreign currency translation	$132.9	$80.4
Minimum pension liability, net of taxes	(64.0)	(64.3)
Fair market value of derivatives, net of tax	6.0	5.1

Total	$74.9	$21.2

Income Statement Information

(in millions)	2004	2003	2002
Other income:
Gain on sale of property	$6.9	$—	$3.1
Gain on disposition of equipment	1.3	5.7	1.9
Gain on sale of scrap materials	1.7	1.2	1.1
Other income	5.6	4.1	3.2

Total other income	$15.5	$11.0	$9.3

Cash Flow Information

(in millions)	2004	2003	2002
Cash paid for:
Interest (net of amounts capitalized)	$38.1	$38.9	$41.6
Income taxes	(13.0)	7.6	5.7
Supplemental investing and financing non-cash transactions:
Issuance of common stock for long-term incentive and employee benefit plans (net of forfeitures)	$2.6	$2.5	$0.2
Dividends declared not paid	4.3	3.3	3.3
Real estate transactions (notes received)	0.3	—	17.7
Assets obtained by capital lease	5.7	3.5	0.4
Assets financed*	26.6	21.3	10.2

*	Amounts reported as financed are recorded as purchases of property, plant and equipment in the statement of cash flows in the year paid.

Chesapeake Corporation

Notes to Consolidated Financial Statements

13	Commitments and Contingencies

Lease Obligations

Chesapeake leases certain assets (principally manufacturing equipment, office space, transportation and information processing equipment) generally for three- to five-year terms. Rental expense for operating leases for continuing operations totaled $6.6 million for 2004, $7.3 million for 2003 and $6.9 million for 2002. As of January 2, 2005, aggregate minimum rental payments in future years on noncancelable operating leases approximated $7.1 million. The amounts applying to future years are: 2005, $1.6 million; 2006, $1.3 million; 2007, $1.2 million; 2008, $1.2 million; and thereafter, $1.8 million.

Environmental Matters

The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on our financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state “Superfund” laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or “PRPs”) associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the remediation and restoration of contaminated property and for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency (“EPA”) has given notice of its intent to list the Lower Fox River in Wisconsin on the National Priorities List under CERCLA and identified our subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company (“WT”), as a PRP for the Lower Fox River site.

Except for the Fox River matter, we have not been identified as a PRP at any other CERCLA-related sites. However, there can be no assurance that we will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to our financial position or results of operations.

In June 1994 the U.S. Department of Interior, Fish and Wildlife Service (“FWS”), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls (“PCBs”) in the Fox River and Green Bay System in Wisconsin from WT’s former recycled tissue mill in Menasha, Wisconsin. In addition to WT, six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company (“Glatfelter”), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin (“Wisconsin”), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997, the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice (“DOJ”), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997, the EPA announced that it was initiating the process of listing the Lower Fox River on the CERCLA National Priorities List of hazardous waste sites. On September 30, 2003, EPA and the Wisconsin Department of Natural Resources (“DNR”), in connection with the issuance of General Notice Letters under CERCLA to the PRPs requesting a good faith offer to conduct the remedial design for downstream portions of the Lower Fox River site, also notified Menasha Corporation and Sonoco Products Company that those companies were also considered potentially liable for the cost of response activities at the Lower Fox River site.

In January 2003 DNR and EPA released a Record of Decision (the “OU1-2 ROD”) for Operable Units 1 and 2 (“OU1” and “OU2”) of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level (“SWAC”) of not more than 0.25 parts per million.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The OU1-2 ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6%. This estimate is an engineering cost estimate and the OU1-2 ROD states that the actual project cost is expected to be within +50% to -30% of the estimate. The OU1-2 ROD estimates that the proposed dredging remedy for OU1 will be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD proposes a remedy of monitored natural recovery over a 40-year period. The OU1-2 ROD states that the present-worth cost of the proposed remedy for OU2 is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6%.

On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. The design work to be done by WT is estimated to cost approximately $3.7 million. On October 1, 2003, EPA and DNR announced that WT and Glatfelter had entered into a proposed Consent Decree (the “Consent Decree”) regarding the remediation of OU1. The Consent Decree was entered by the court on April 12, 2004. Under the terms of the Consent Decree, WT and Glatfelter agree to perform appropriate remedial action in accordance with the OU1-2 ROD. The remedial action will be performed under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter have each paid $25 million to an escrow account, and EPA and Wisconsin will use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. As provided in the Consent Decree, WT has been reimbursed from the escrow account for $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

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

Under the terms of the Consent Decree, WT also paid EPA and the State of Wisconsin $375,000 for past response costs, and paid $1.5 million for natural resource damages (“NRD”) for the Fox River site and $150,000 for past NRD assessment costs. These payments have been credited toward WT’s potential liability for response costs and NRD associated with the Fox River site as a whole. As discussed later in this section, we believe that WT is entitled to substantial indemnification from a prior owner of WT with respect to these costs, and the prior owner has reimbursed WT for the payments made as required in the Consent Decree.

In July 2003 EPA and DNR announced a Record of Decision (the “OU3-5 ROD”) for Operable Units 3, 4 and 5 (“OU3,” “OU4” and “OU5,” respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). The OU3-5 ROD remedy for OU3 and OU4 provides for removal of substantially all sediment with concentrations of PCBs of more than 1 part per million in order to achieve a SWAC of not more than 0.25 parts per million. The OU3-5 ROD estimates the present-worth cost of the proposed remedy for OU3-5 is $324 million. Present-worth cost as stated in the ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6%. This estimate is an engineering cost estimate, and the OU3-5 ROD states that the actual project cost is expected to be within +50% to -30% of the estimate.

Based on information available to us at this time, we believe that the range of reasonable estimates of the total cost of remediation and restoration for the Fox River site is $280 million to $1.59 billion. The low end of this range assumes costs estimated in the OU1-2 ROD and the OU3-5 ROD and takes into account the -30% engineering estimating factor. The upper end of the range assumes costs estimated by consultants for the PRPs and includes a +50% engineering estimating factor. The OU1-2 ROD and the OU3-5 ROD indicate that most of the active remediation and restoration at the site is expected to take place in the next 10 years.

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

On October 25, 2000, the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan (“RCDP”) presenting the federal and tribal trustees’ planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs at the Fox River site. The RCDP states that the final natural resource damage claim (which is separate from, and in addition to, the remediation and restoration costs that will be associated with remedial action plans) will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates additional costs of restoration to address present and future PCB damages in a range of $111 million to $268 million. To date Wisconsin has not issued any estimate of natural resource damages. We believe, based on the information currently available to us, that the estimate of natural resource damages in the RCDP represents the reasonably likely upper limit of the total natural resource damages. We believe that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments on the RCDP to that effect. No final assessment of natural resource damages has been issued.

Under CERCLA, each PRP generally will be jointly and severally liable for the full amount of the remediation and restoration costs and natural resource damages, subject to a right of contribution from other PRPs. In practice PRPs generally negotiate among themselves to determine their respective contributions to any multi-party activities based upon factors including their respective contributions to the alleged contamination, equitable considerations and their ability to pay. In draft analyses by DNR and federal government consultants, the volume of WT’s PCB discharges into the Fox River has been estimated to range from 2.72% to 10% of the total discharges of PCBs. This range may not be indicative of the share of the cost of the remediation and restoration costs and natural resource damages that ultimately will be allocated to WT because of: inaccuracies or incompleteness of information about mill operations and discharges; inadequate consideration of the nature and location of various discharges of PCBs to the river, including discharges by persons other than the named PRPs and the relationship of those discharges to identified contamination; uncertainty of the geographic location of the remediation and restoration eventually performed; uncertainty about the ability of other PRPs to participate in paying the costs and damages; and uncertainty about the extent of responsibility of the manufacturers of the carbonless paper recycled by WT which contained the PCBs. We have evaluated the ability of other PRPs to participate in paying the remediation and restoration costs and natural resource damages based on our estimate of their reasonably possible shares of the liability and on public financial information indicating their ability to pay such shares. While we are unable to determine at this time what shares of the liability for the Fox River costs will be paid by the other identified PRPs (or other entities who are subsequently determined to have liability), based on information currently available to us and the analysis described above, we believe that most of the other PRPs have the ability to pay their reasonably possible shares of the liability.

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT’s share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT’s reasonably likely share of the ultimate

Chesapeake Corporation

Notes to Consolidated Financial Statements

remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $32 million to $130 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments’ estimates of natural resource damages and WT’s share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

We believe that, pursuant to the terms of a stock purchase agreement between Chesapeake and Philip Morris Incorporated (now known as Philip Morris USA Inc., or “PM USA,” a wholly owned subsidiary of Altria Group, Inc.), a former owner of WT, we are entitled to substantial indemnification from PM USA with respect to the liabilities related to this matter. Based on the terms of that indemnity, we believe that the costs and damages within our estimated range of liability should be indemnified by PM USA. We understand, however, that PM USA is subject to certain risks (including litigation risk in cases relating to health concerns regarding the use of tobacco products). Accordingly, there can be no assurance that PM USA will be able to satisfy its indemnification obligations in the future. However, PM USA is currently meeting its indemnification obligations under the stock purchase agreement and, based on our review of currently available financial information, we believe that PM USA has the financial ability to continue to meet its indemnification obligations.

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

During 2003 we settled substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million during 2003, which resulted in a gain on sale of business of approximately $11.2 million, or $7.7 million net of income taxes.

Our accrued environmental liabilities totaled approximately $46.9 million as of January 2, 2005, of which $5.1 million was considered short-term, and $52.1 million as of December 28, 2003.

Legal and Other Commitments

Chesapeake is a party to various other legal actions and tax audits, which are ordinary and incidental to our business. While the outcome of environmental, tax and legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

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

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential “losses” (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys’ fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or “basket.” Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of January 2, 2005, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of January 2, 2005, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of January 2, 2005, we believe our liability under such service agreements was immaterial.

14	Business Segment Information

We currently conduct our business in two segments: the Paperboard Packaging segment and the Plastic Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco; and food and household. The Plastic Packaging segment designs and

Chesapeake Corporation

Notes to Consolidated Financial Statements

manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals; and food and beverages. General corporate expenses are shown as Corporate.

Segments are determined by the “management approach” as described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which we adopted in 1998. Management assesses continuing operations based on earnings before interest and taxes (“EBIT”) derived from similar groupings of products and services. Consistent with management’s assessment of performance, gains on the sale of businesses and restructuring charges are excluded from segment EBIT.

There were no material intersegment sales in 2004, 2003 or 2002. No single customer represented more than 10 percent of total net sales. Net sales are attributed to geographic areas based on the location of the segment’s geographically managed operations. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are cash, certain nontrade receivables and other assets. Long-lived assets are primarily property, plant and equipment.

We are not dependent on any single customer, group of customers, market or supplier of materials, labor or services.

Financial Information by Business Segment:

(in millions)	2004	2003	2002
Net sales:
Paperboard Packaging	$864.7	$753.4	$678.1
Plastic Packaging	167.0	132.2	103.7

Consolidated net sales	$1,031.7	$885.6	$781.8

EBIT:
Paperboard Packaging	$48.4	$60.4	$62.3
Plastic Packaging	23.1	12.4	8.5
Corporate	(15.6)	(16.4)	(12.1)
Restructuring charges	—	—	(2.6)
Gain on Sale of Business	—	11.2	—

Income from continuing operations before interest, extinguishment of debt and taxes	$55.9	$67.6	$56.1

Indentifiable assets:
Paperboard Packaging	$1,273.2	$1,193.0	$1,068.3
Plastic Packaging	183.2	170.0	151.7
Corporate	98.5	123.5	103.3
Discontinued Operations	—	6.3	29.6

Consolidated assets	$1,554.9	$1,492.8	$1,352.9

Capital expenditures:
Paperboard Packaging	$30.1	$49.0	$44.1
Plastic Packaging	5.2	3.3	6.8
Corporate	0.2	0.1	0.3

Totals	$35.5	$52.4	$51.2

Depreciation:
Paperboard Packaging	$50.4	$43.6	$38.9
Plastic Packaging	10.4	10.2	8.6
Corporate	0.3	0.5	0.7

Totals	$61.1	$54.3	$48.2

Chesapeake Corporation

Notes to Consolidated Financial Statements

Geographic Information:

(in millions)	2004	2003	2002
Net sales:
United Kingdom	$576.0	$492.6	$461.1
Germany	109.9	98.1	77.2
France	104.6	90.3	74.7
Ireland	74.3	62.4	52.0
Belgium	60.7	51.3	47.0
South Africa	46.8	40.1	29.7
U.S.(1)	18.5	19.0	17.9
Other	40.9	31.8	22.2

Total	$1,031.7	$885.6	$781.8

Long-lived assets:
United Kingdom	$227.7	$234.4	$227.2
U.S.	101.2	116.3	115.7
Germany	77.0	69.7	28.6
Ireland	28.3	30.0	28.0
Belgium	27.8	27.5	24.6
France	31.4	33.7	31.7
South Africa	12.1	9.8	10.7
Other	17.8	18.1	14.9

Total	$523.3	$539.5	$481.4

(1)	Adjusted to reflect our former Land Development segment as a discontinued operation.

Recent Quarterly Results (Unaudited)

(in millions, except per share data)

					Per Share
	Net Sales	Gross Profit	Income from Continuing Operations	Net Income	Income from Continuing Operations		Earnings		Dividends Declared
Quarter					Basic	Diluted	Basic	Diluted
2004:
First	$263.6	$43.8	$0.7	$0.7	$0.04	$0.04	$0.04	$0.04	$0.22
Second(a)	239.3	43.4	—	—	—	—	—	—	0.22
Third	256.6	45.5	5.5	5.5	0.28	0.28	0.28	0.28	0.22
Fourth(b)	272.2	42.2	5.1	5.1	0.26	0.26	0.26	0.26	0.22

Year	$1,031.7	$174.9	$11.3	$11.3	$0.61	$0.61	$0.61	$0.61	$0.88

2003:
First	$213.2	$38.9	$0.6	$2.7	$0.04	$0.04	$0.18	$0.18	$0.22
Second(c)	211.3	39.8	8.8	9.4	0.58	0.58	0.62	0.62	0.22
Third	216.1	39.5	2.7	3.4	0.18	0.18	0.22	0.22	0.22
Fourth	245.0	45.2	10.0	11.0	0.65	0.65	0.72	0.72	0.22

Year	$885.6	$163.4	$22.1	$26.5	$1.45	$1.45	$1.74	$1.74	$0.88

(a)	The second quarter of 2004 included a loss of $5.4 million, net of income taxes, from the redemption of £40 million principal amount of the company’s 10.375% senior subordinated notes due 2011.

(b)	The fourth quarter of 2004 included a loss of $0.8 million, net of income taxes, from the redemption of $66.8 million principal amount of the company’s 7.20% notes due March 15, 2005.

(c)	The second quarter of 2003 included a gain of $7.7 million, net of income taxes, on the settlement of indemnity obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of a kraft products mill in West Point, Virginia.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Chesapeake Corporation:

We have completed an integrated audit of Chesapeake Corporation’s January 2, 2005 consolidated financial statements and of its internal control over financial reporting as of January 2, 2005 and audits of its December 28, 2003 and December 29, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chesapeake Corporation and its subsidiaries (the “Company”) at January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Richmond, VA
March 1, 2005

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 2, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 2, 2005.

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded based on that framework that our internal control over financial reporting was effective as of January 2, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 27, 2005 (the “2005 Proxy Statement”), and the information presented under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, is incorporated herein by reference.

Item 11.	Executive Compensation

The information presented under the captions “Compensation of Directors” and “Executive Compensation” of our 2005 Proxy Statement (excluding, however, the information presented under the subheading “Audit Committee Report”) is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2005 Proxy Statement is incorporated herein by reference.

The information presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” in Part II of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information presented under the caption “Certain Relationships and Related Transactions” of our 2005 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information presented under the captions “Audit Committee Report — Audit Committee Pre-Approval Policy” and “ — Fees of the Corporation’s Independent Registered Public accounting Firm” of our 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of Item 8 of this report:

(i)	Financial Statements

•	Consolidated Statement of Income — Years ended January 2, 2005, December 28, 2003 and December 29, 2002;

•	Consolidated Balance Sheets — January 2, 2005 and December 28, 2003;

•	Consolidated Statements of Cash Flows — Years ended January 2, 2005, December 28, 2003 and December 29, 2002

•	Consolidated Statements of Shareholders’ Equity — Years ended January 2, 2005, December 28, 2003 and December 29, 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(ii)	Financial Statement Schedules

Schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in our Consolidated Financial Statements or notes thereto.

(iii)	Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 71-73 hereof. Exhibits 10.1 — 10.29 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE CORPORATION (Registrant)

March 4, 2005	By	/s/ ANDREW J. KOHUT
Andrew J. Kohut
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ DAVID FELL	By	/s/ FRANK S. ROYAL
	Sir David Fell		Dr. Frank S. Royal
	Director		Director

By	/s/ THOMAS H. JOHNSON	By	/s/ RICHARD G. TILGHMAN
	Thomas H. Johnson		Richard G. Tilghman
	Chairman & Chief Executive Officer		Director
(Principal Executive Officer)

By	/s/ ANDREW J. KOHUT	By
	Andrew J. Kohut		Joseph P. Viviano
	President		Director
(Principal Financial Officer)
(Principal Accounting Officer)

By	/s/ KEITH GILCHRIST	By	/s/ HARRY H. WARNER
	Keith Gilchrist		Harry H. Warner
	Executive Vice President and Chief Operating Officer		Director

By	/s/ JOHN W. ROSENBLUM	By	/s/ JEREMY S. G. FOWDEN
	Dr. John W. Rosenblum		Jeremy S. G. Fowden
	Director		Director

By	/s/ HENRI D. PETIT	By	/s/ RAFAËL C. DECALUWÉ
	Henri D. Petit		Rafaël C. Decaluwé
	Director		Director

Each of the above signatures is affixed as of March 4, 2005.

EXHIBIT INDEX

2.1		Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3.1		Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2001, and incorporated herein by reference)

3.2		Amended and Restated Bylaws of Chesapeake Corporation, as adopted February 13, 1990, with amendments through February 24, 2004, and incorporated herein by reference

4.1		Amended and Restated Rights Agreement, dated as of February 21, 2001, between the Registrant and Computershare Investor Services, LLC, successor to Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.2		Second Amended and Restated Credit Agreement, dated as of February 23, 2004 (amending and restating the Amended and Restated Credit Agreement, dated as of February 8, 2001, as previously amended), among Chesapeake Corporation, Chesapeake U.K. Holdings Limited, Chesapeake UK Acquisitions PLC, Boxmore International Limited, and Field Group plc, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wachovia Bank, National Association, as the Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc., as the Syndication Agents, HSBC Bank plc, as the Documentation Agent, and Wachovia Capital Markets, LLC, as a Co-Lead Arranger and the Sole Book Runner, and Banc of America Securities LLC and Citicorp North America, Inc, as Co-Lead Arrangers (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2004, and incorporated herein by reference)

4.3		Indenture, dated as of November 19, 2001, between the Registrant and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Form S-4 Registration Statement No. 333-75296, and incorporated herein by reference)

4.4		Indenture, dated as of December 8, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee, filed herewith

4.5		Form of the Registrant’s 7% Senior Subordinated Notes due 2014, filed herewith

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of
Regulation S-K.

10.1	*	1987 Stock Option Plan (filed as Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987, and incorporated herein by reference)

10.2	*	Directors’ Deferred Compensation Plan (filed as Exhibit VII to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.3	*	Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478, and incorporated herein by reference)

10.4	*	Executive Supplemental Retirement Plan (filed as Exhibit VI to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.5	*	Retirement Plan for Outside Directors (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)

10.6*	Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.7*	Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

10.8*	Chesapeake Corporation Directors’ Stock Option and Deferred Compensation Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.9*	Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.10*	Chesapeake Corporation 1997 Incentive Plan (filed as exhibit 4.5 to Form S-8 Registration Statement No. 333-30763 and incorporated herein by reference)

10.11*	Employment and Severance Benefit Agreement, dated as of July 17, 1997, with Thomas H. Johnson (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.12*	First Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of September 13, 1999 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.13*	Second Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of August 28, 2001 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference)

10.14*	Third Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of April 22, 2003 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.15*	Fourth Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of January 3, 2005 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.16*	Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.17*	First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of January 3, 2005 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.18*	Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of March 3, 1999 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.19*	First Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of September 13, 1999 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.20*	Second Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of April 22, 2003 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.21*	Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.22*	First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of January 3, 2005 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.23*	Executive Employment Agreement with Martin H. O’Connell, dated March 24, 1999 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002, and incorporated herein by reference)

10.24*	Amendments, effective December 31, 2004, to the Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated December 31, 2004, and incorporated herein by reference)

10.25*	Written Statement of Terms and Conditions of Employment, dated as of October 24, 2003, with Neil Rylance, (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.26*	First Amendment to Written Statement of Terms and Conditions of Employment with Neil Rylance, dated as of January 3, 2005, (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.27*	Executive Employment Agreement, dated as of April 22, 2003, with Joel K. Mostrom (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.28*	First Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of January 3, 2005 (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.29*	2005 Base Salaries and Long-Term Incentive Awards for Named Executive Officers (filed herewith)

11.1	Computation of Net Income Per Share of Common Stock, filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith

21.1	Subsidiaries, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Risk factors, filed herewith

*	Indicates management contract or compensatory plan or arrangement.