Form 10-Q
period 2005-04-03
CHESAPEAKE CORP /VA/
filed 2005-05-02
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Number of shares of $1.00 par value common stock outstanding as of April 28, 2005:
19,705,106 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters ended April 3, 2005, and April 4, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at April 3, 2005, and January 2, 2005 . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Quarters ended April 3, 2005, and April 4, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .	23
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		25

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended
	Apr. 3, 2005	Apr. 4, 2004

Net sales	$272.4	$263.6

Costs and expenses:
Cost of products sold	224.8	219.8
Selling, general and administrative expenses	37.8	33.3
Other income, net	1.6	1.8

Earnings from continuing operations before interest and taxes	11.4	12.3

Interest expense, net	8.9	11.3

Income from continuing operations before taxes	2.5	1.0
Income tax expense	0.9	0.3

Income from continuing operations	$1.6	$0.7

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $0.1	-	(0.2)
Gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.1	0.7	0.2

Net income	$2.3	$0.7

Basic earnings per share:
Earnings from continuing operations	$0.08	$0.04
Discontinued operations	0.04	-

Basic earnings per share	$0.12	$0.04

Diluted earnings per share:
Earnings from continuing operations	$0.08	$0.04
Discontinued operations	0.04	-

Diluted earnings per share	$0.12	$0.04

Weighted average number of common shares outstanding:
Basic	19.4	16.0

Diluted	19.4	16.1

Cash dividends declared per share of common stock	$0.22	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Apr. 3, 2005	Jan. 2, 2005
ASSETS

Current assets:
Cash and cash equivalents	$21.3	$54.3
Accounts receivable (less allowance of $5.2 and $6.2)	153.9	148.8

Inventories:
Finished goods	62.7	64.7
Work-in-process	21.8	21.3
Materials and supplies	28.5	28.4

Total inventories	113.0	114.4

Prepaid expenses and other current assets	22.6	19.0
Income taxes receivable	0.5	0.5

Total current assets	311.3	337.0

Property, plant and equipment, net	404.9	427.1
Goodwill	681.8	694.6
Other assets	90.5	96.2

Total assets	$1,488.5	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Apr. 3, 2005	Jan. 2, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$139.3	$141.4
Accrued expenses	83.6	80.5
Income taxes payable	26.0	26.6
Current maturities of long-term debt	22.9	64.1
Dividends payable	4.3	4.3

Total current liabilities	276.1	316.9

Long-term debt	364.2	364.8
Environmental liabilities	36.5	41.8
Pensions and postretirement benefits	76.3	77.1
Deferred income taxes	24.5	25.0
Other long-term liabilities	17.2	17.5

Total liabilities	794.8	843.1

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding 19.7 million shares and 19.6 million shares	19.7	19.6
Additional paid-in-capital	98.4	96.1
Unearned compensation	(5.3)	(3.3)
Accumulated other comprehensive income	58.4	74.9
Retained earnings	522.5	524.5

Total stockholders' equity	693.7	711.8

Total liabilities and stockholders' equity	$1,488.5	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Quarters Ended
	Apr. 3, 2005	Apr. 4, 2004

Operating activities:
Net income	$2.3	$0.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.8	16.2
Deferred income taxes	0.7	0.4
Gain on sales of property, plant and equipment	-	(0.5)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(10.4)	(4.1)
Inventories	(2.4)	2.2
Other assets	0.6	4.3
Accounts payable	2.4	0.3
Accrued expenses	4.5	2.6
Income taxes payable and receivable, net	(0.2)	14.7
Termination of interest rate swaps	(0.6)	6.4
Other	(0.8)	(0.1)

Net cash provided by operating activities	10.9	43.1

Investing activities:
Purchases of property, plant and equipment	(6.8)	(11.9)
Proceeds from sales of property, plant and equipment	-	1.1
Other	-	(0.3)

Net cash used in investing activities	(6.8)	(11.1)

Financing activities:
Net borrowings (payments) on lines of credit	29.7	(21.5)
Payments on long-term debt	(62.9)	(5.4)
Proceeds from long-term debt	0.6	0.2
Proceeds from issuance of common stock, net of issuance costs	-	82.6
Debt issue costs	-	(2.6)
Dividends paid	(4.3)	(3.4)

Net cash (used in) provided by financing activities	(36.9)	49.9
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.4

(Decrease) increase in cash and cash equivalents	(33.0)	83.3
Cash and cash equivalents at beginning of period	54.3	11.9

Cash and cash equivalents at end of period	$21.3	$95.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The January 2, 2005, consolidated balance sheet was derived from audited financial statements. As of April 4, 2004, the Land Development segment was liquidated, and this segment is accounted for as a discontinued operation (see Note 4). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to current presentations.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2005 contains 52 weeks, and fiscal year 2004 contained 53 weeks. The additional week in 2004 is included in the first quarter.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2005 interim period are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Stock-Based Compensation

We use the intrinsic value method of accounting for our stock option plans. Under the intrinsic value method, compensation cost is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the date of grant. See "New Accounting Pronouncements" for additional information regarding our method of accounting for stock options.

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	Quarters Ended
	Apr. 3, 2005	Apr. 4, 2004
Stock-based compensation expense, net of tax, included in net income as reported	$0.2	$0.2

Net income as reported	$2.3	$0.7
Additional stock-based compensation expense, net of tax	0.2	0.2

Pro forma net income	$2.1	$0.5

Earnings per share
As reported:
Basic	$0.12	$0.04
Diluted	0.12	0.04
Pro forma:
Basic	$0.11	$0.03
Diluted	0.11	0.03

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

The stock-based compensation expense included in net income, as reported, principally represents the vesting of restricted stock under the Company's long-term incentive program. Approximately 0.1 million shares were granted under this program during the first quarter of 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), and it supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. As described previously in this note under the heading "Stock Options," we currently use the intrinsic value method of accounting for our stock option plans as defined in APB Opinion No. 25. Based on this method, no compensation cost has been recognized for our stock options, as the stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant. We currently provide pro forma disclosures regarding the impact on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation expense, which is based upon a Black-Scholes option pricing model. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our financial statements in the future. SFAS 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt the new standard as of the beginning of fiscal year 2006 using the modified prospective method of transition, in which compensation cost for all share-based payments granted after the effective date is recognized in accordance with SFAS 123R, and compensation cost for unvested awards granted prior to the effective date is based on the requirements of SFAS 123 similar to the pro forma calculations provided herein. We are currently evaluating the impact this standard will have on our financial statements.

On March 29, 2005 the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which expresses the SEC staff's views on SFAS 123R. Among other things, SAB 107 describes the SEC staff's views on share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense in the financial statements and first-time adoption of SFAS 123R in an interim period.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

Note 2. Earnings Per Share ("EPS")

Calculation

Basic EPS is calculated using the weighted-average number of outstanding common shares during each period. Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares during each period. Diluted EPS reflects the potential dilution that could occur if securities are exercised or converted into common stock, or result in the issuance of common stock that would then share in earnings. The difference between the weighted-average shares used for the basic and diluted calculation is due to the number of shares for which "in-the-money" stock options are outstanding.

There was not a material amount of dilutive shares as of April 3, 2005, and 0.1 million dilutive shares were outstanding as of April 4, 2004, for purposes of calculating diluted EPS. As of April 3, 2005, and April 4, 2004, 1.3 million and 1.5 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS, because the effect would be antidilutive.

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

Note 3. Comprehensive Income

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended
	Apr. 3, 2005	Apr. 4, 2004

Net income	$2.3	$0.7
Foreign currency translation	(16.7)	3.8
Change in fair market value of derivatives, net of tax	(1.1)	1.8
Minimum pension liability, net of tax	1.3	(1.8)

Comprehensive (loss) income	$(14.2)	$4.5

Note 4. Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004, the Land Development segment was liquidated and, as a result, this segment is now accounted for as a discontinued operation.

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of earnings. Discontinued operations in 2005 primarily represent the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

Note 5. Income Taxes

The effective income tax rate from continuing operations for the first quarter of 2005 was approximately 35 percent compared to an effective income tax rate from continuing operations of 30 percent for the first quarter of 2004. The increase in our effective tax rate results from our inability to claim benefits for our U.S. tax losses in 2005. See Note 8 for information regarding an IRS proposed adjustment.

Note 6. Debt

In the first quarter of 2005, we paid $38.8 million principal amount of loan note maturities, and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2 percent notes which also matured during the first quarter.

In January 2004 we terminated interest rate swaps and received a cash settlement of $6.4 million from the counterparty. This amount will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

Note 7. Employee Retirement and Postretirement Benefits

The components of the net periodic benefit cost recognized during the first quarters of 2005 and 2004 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
	Apr. 3, 2005	Apr. 4, 2004	Apr. 3, 2005	Apr. 4, 2004	Apr. 3, 2005	Apr. 4, 2004
Service cost	$0.1	$0.1	$1.5	$1.2	$-	$-
Interest cost	1.0	1.0	5.1	4.2	0.2	0.2
Expected return on plan assets	(1.2)	(1.3)	(5.0)	(4.7)	-	-
Recognized actuarial loss	0.5	0.4	1.4	0.9	0.1	0.1

Net pension expense	$0.4	$0.2	$3.0	$1.6	$0.3	$0.3

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

On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. The design work to be done by WT is estimated to cost approximately $3.7 million. On October 1, 2003, EPA and DNR announced that WT and Glatfelter had entered into a proposed Consent Decree (the "Consent Decree") regarding the remediation of OU1. The Consent Decree was entered by the court on April 12, 2004. Under the terms of the Consent Decree, WT and Glatfelter agreed to perform appropriate remedial action in accordance with the OU1-2 ROD. The remedial action will be performed under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter have each paid $25 million to an escrow account, and EPA and Wisconsin will use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. As provided in the Consent Decree, WT has been reimbursed from the escrow account for $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

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

Our accrued environmental liabilities totaled approximately $46.0 million as of April 5, 2005, of which $9.5 million was considered short-term, and $46.9 million as of January 2, 2005, of which $5.1 million was considered short-term.

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

The IRS has proposed certain adjustments relating to our tax treatment of our disposition of assets of WT in 1999. We have estimated our maximum potential exposure with respect to the matter to be approximately $26 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of the transaction was correct and our tax advisor has confirmed its view that we should prevail in any dispute with the IRS related to this matter. Accordingly, no amount has been accrued for this proposed IRS adjustment. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of April 3, 2005, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of April 3, 2005, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of April 3, 2005, we believe our liability under such service agreements was immaterial.

Note 9. Segment Disclosure

We currently conduct our business in two segments: the Paperboard Packaging segment and the Plastic Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco; and food and household. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate. Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. EBIT by segment excludes any gains or losses related to business divestitures and plant closures. There were no business divestitures or plant closures in the first quarter of 2005 or 2004. The following tables summarize the net sales from continuing operations; EBIT; depreciation; and identifiable assets for each of our segments:

(in millions)	First Quarter
	2005	2004
Net sales from continuing operations:
Paperboard Packaging	$221.7	$219.1
Plastic Packaging	50.7	44.5

	$272.4	$263.6

EBIT:
Paperboard Packaging	$10.6	$11.1
Plastic Packaging	5.4	5.1
Corporate	(4.6)	(3.9)

	$11.4	$12.3

Depreciation:
Paperboard Packaging	$12.3	$13.4
Plastic Packaging	2.4	2.7
Corporate	0.1	0.1

	$14.8	$16.2

(in millions)	Apr. 3, 2005	Jan. 2, 2005
Identifiable assets:
Paperboard Packaging	$1,208.7	$1,273.2
Plastic Packaging	184.1	183.2
Corporate	95.7	98.5

	$1,488.5	$1,554.9

Note 10. Subsequent Event

On April 18, 2005, the Company completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats ("Bourgeot"), to Autajon Group.  The sale price was approximately Euro1.16 million ($1.5 million).  The Company estimates that it will incur a pre-tax and after-tax, non-cash loss on the sale of approximately $3.5 million in the second quarter of 2005.  The transaction is a sale of substantially all of the assets of the business, including machinery, equipment and inventory and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the business, including a lease for the plant building and the employer's post-closing obligations for substantially all of the employee obligations and contracts.  The Company will retain the accounts receivable of Bourgeot.  Because the Company had not committed to the sale of the Bourgeot operation before quarter end, the Company has reported the assets of the Bourgeot operation as held for use as of April 3, 2005.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 9 to the Consolidated Financial Statements, EBIT by segment excludes any gains or losses related to business divestitures and plant closures. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. There were no business divestitures or plant closures in the first quarter of 2005 or 2004.

The following table sets forth first quarter net sales from continuing operations and EBIT by business segment:

Sales and EBIT by Segment
(in millions)	Quarter Ended Apr. 3, 2005		Quarter Ended Apr. 4, 2004
	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$221.7	$10.6	$219.1	$11.1
Plastic Packaging	50.7	5.4	44.5	5.1
Corporate	-	(4.6)	-	(3.9)

Total	$272.4	$11.4	$263.6	$12.3

Net sales from continuing operations for the first quarter of 2005 were $272.4 million, an increase of $8.8 million over the comparable period in 2004. Changes in foreign currency exchange rates increased net sales from continuing operations for the first quarter of 2005 by $10.5 million. The offsetting decrease in net sales for the quarter was primarily due to decreased sales volume in the pharmaceutical market of the Paperboard Packaging segment as well as pricing pressure and volume declines in the household packaging market of the Paperboard Packaging segment, offset in part by increased volume in the Plastic Packaging segment.

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of 2005 was $47.6 million compared to $43.8 million for the first quarter of 2004. This increase was due to changes in foreign currency exchange rates and approximately $1.4 million in start-up costs for our two new German facilities in the first quarter of 2004. Gross margin as a percentage of net sales was flat at 17 percent for each quarter.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the first quarter increased from 13 percent in 2004 to 14 percent in 2005, primarily as a result of increased pension expense and costs associated with strategic initiatives.

EBIT for the first quarter of 2005 was $11.4 million compared to EBIT of $12.3 million for the first quarter of 2004. In addition to the items noted above, foreign currency exchange rates increased EBIT for the first quarter of 2005 by approximately $0.7 million.

Net interest expense was $8.9 million for the first quarter of 2005, down $2.4 million compared to the first quarter of 2004. The decrease was primarily due to the redemption of higher rate debt in the second quarter of 2004 with a portion of the proceeds from the March 2004 common stock offering.

The effective income tax rate from continuing operations for the first quarter of 2005 was approximately 35 percent compared to an effective income tax rate from continuing operations of 30 percent for the first quarter of 2004. The increase in our effective tax rate results from our inability to claim benefits for our U.S. tax losses in 2005.

Net income for the first quarter of 2005 was $2.3 million, or $0.12 per diluted share, compared to net income of 0.7 million, or $0.04 per diluted share, for the first quarter of 2004.

Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations because we believed this land was more valuable when sold for development or other uses. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004, the Land Development segment was liquidated and, as a result, this segment is now accounted for as a discontinued operation.

Discontinued operations in 2005 primarily represent the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

Subsequent Event

On April 21, 2005, the company announced the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats, to the Autajon Group for approximately Euro1.16 million ($1.5 million). In the second quarter of 2005 the company expects to recognize a pre-tax and after-tax non-cash loss on the sale, which is currently estimated at approximately $3.5 million. The company also expects the transaction to be accretive to earnings starting in the third quarter of 2005.

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2005	2004	$	%
First Quarter:
Net sales	$221.7	$219.1	2.6	1.2
EBIT	10.6	11.1	(0.5)	(4.5)
EBIT margin %	4.8%	5.1%

Net sales for the Paperboard Packaging segment were $221.7 million for the first quarter of 2005, an increase of $2.6 million, or 1 percent, over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $8.1 million, net sales were down 3 percent for the quarter. Net sales for the first quarter of 2005 were negatively impacted by decreased volume in pharmaceutical and healthcare packaging, pricing pressure and volume declines in food and household packaging, which were partially offset by higher sales volumes in alcoholic drinks packaging.

EBIT for the Paperboard Packaging segment for first quarter of 2005 was $10.6 million, a decrease of $0.5 million, or 5 percent, versus the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.4 million, EBIT was down 8 percent for the quarter. EBIT for the first quarter of 2005 was negatively impacted by decreased sales volume in pharmaceutical and healthcare packaging, pricing pressure and decreased volume in food and household packaging and increased pension costs. These decreases were partially offset by increased volume in alcoholic drinks packaging and improved performance at our two new German factories, which produce tobacco and international and branded packaging.

Plastic Packaging

(in millions)			Increase
	2005	2004	$	%
First Quarter:
Net sales	$50.7	$44.5	6.2	13.9
EBIT	5.4	5.1	0.3	5.9
EBIT margin %	10.7%	11.5%

Net sales for the Plastic Packaging segment for the first quarter of 2005 were $50.7 million, an increase of $6.2 million, or 14 percent, over the comparable period in 2004. Excluding changes in foreign currency rates, which increased net sales by $2.4 million, net sales were up 8 percent for the quarter. The increase in net sales for the first quarter of 2005 was primarily due to higher volume in specialty chemical packaging as a result of increased shipments to new customers and increased volume in food and beverage packaging.

EBIT for the Plastic Packaging segment for the first quarter of 2005 was $5.4 million, an increase of $0.3 million, or 6 percent, over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.3 million for the quarter, EBIT was flat. During the first quarter of 2005, increased sales in specialty chemical packaging were offset by a less favorable mix of products in food and beverage packaging and a lag in recovery of resin price increases.

Liquidity and Financial Position

Net cash provided by operating activities was $10.9 million for the first quarter of 2005, a decrease of $32.2 million from the first quarter of 2004. The decrease primarily reflects receipt of a $17.4 million income tax refund and $6.4 million from the termination of interest rate swaps in the first quarter of 2004, and an increase in working capital outflows in 2005.

Net cash used in investing activities in the first quarter of 2005 was $6.8 million compared to net cash used in investing activities of $11.1 million in the first quarter of 2004. The cash used in investing activities in the first quarter of 2005 and 2004 was primarily used for capital expenditures.

Net cash used in financing activities in the first quarter of 2005 was $36.9 million, compared to net cash provided by financing activities of $49.9 million in the first quarter of 2004. During the first quarter of 2005, we made debt repayments of $62.9 million, offset in part by an increase in borrowings on our credit line of $29.7 million. During the first quarter of 2004, we completed the sale of 3.65 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and estimated expenses, were approximately $82.6 million. Cash provided by the common stock offering was partially offset by debt repayments. We paid cash dividends of $4.3 million, or $0.22 per share, in the first quarter of 2005, and $3.4 million, or $0.22 per share, in the first quarter of 2004.

Our debt at April 3, 2005, was $387.1 million, down $41.8 million compared to January 2, 2005. Our debt-to-capital ratio was 36 percent as of April 3, 2005, compared to 38 percent at January 2, 2005. (Capital consists of debt and stockholders' equity.) The change in the ratio from year-end 2004 to first quarter-end 2005 is primarily due to the redemption of debt which matured during the first quarter of 2005.

We were in compliance with all of our debt covenants as of the end of the first quarter of 2005. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; and (d) deferred tax assets. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2004 fiscal year end.

Environmental

See Note 8 to the Consolidated Financial Statements for additional information on environmental matters.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks, confectioneries, cosmetics and fragrances, that are seasonal in nature. As a result, our Paperboard Packaging segment earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year. Our Plastic Packaging segment's markets include beverage and agrochemical markets in the southern hemisphere that are seasonal in nature. As a result, our Plastic Packaging segment earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; possible recessionary trends in United States and global economies; governmental policies and regulations; interest rates; fluctuations in currency translation rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports we file with the SEC.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2005.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 3, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 3, 2005.

There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHESAPEAKE CORPORATION
(Registrant)

Date: May 2, 2005	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)