Form 10-K/A
period 2005-01-02
CHESAPEAKE CORP /VA/
filed 2005-08-18
CIK 19731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

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

19,705,755 shares of the registrant’s common stock, par value $1, were outstanding as of August 15, 2005.

Portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held on April 27, 2005, were incorporated in Part III by reference.

The index of exhibits can be found on pages 75-77.

PART I

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Chesapeake” or the “Company” are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Restatement

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended January 2, 2005 initially filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2005, (“Original Filing”) reflects a restatement of the consolidated financial statements and other financial information of Chesapeake Corporation for the year ended January 2, 2005, as discussed in Note 1 to the consolidated financial statements. The determination to restate these financial statements and other financial information was made as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the quarter ended July 3, 2005, of accounting errors at one of the Company’s Plastic Packaging locations and related to the accounting for certain long-term incentive compensation. Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements.

This Form 10-K/A amends and restates Item 1 of Part 1, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing. These items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain an updated consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

In light of this restatement, the consolidated financial statements and related financial information as of and for the fiscal year ended January 2, 2005, and the reports of the Company’s independent registered public accounting firm contained in the Original Filing should no longer be relied upon. In addition, the financial information contained in the Company’s quarterly reports on Form 10-Q for the periods ended April 4, July 4, and October 3, 2004, previously filed by the Company with the SEC, should no longer be relied upon.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements are not statements of historical fact. For example, when we use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “may,” “will likely result,” “will continue,” “project,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements include statements concerning:

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

Item 1. Business

Business Overview

We are a leading supplier of specialty value-added paperboard packaging products in Europe, and we are also a leading international supplier of plastic packaging products to niche end-use markets. We focus on specific end-use markets, where our multinational customers demand creative packaging designs and desire broad geographic coverage from their packaging supplier. Within those markets, the services and process capabilities we offer enable us to provide additional value to our customers and achieve higher operating margins. We operate in two core business segments:

•	Paperboard Packaging. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. Our primary end-use markets are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco products; and food and household. We are the leading European supplier, based on sales, of paperboard packaging products within several of our end-use markets, including pharmaceutical and healthcare, alcoholic drinks and confectioneries. For the fiscal year ended January 2, 2005, our Paperboard Packaging segment produced revenues and EBIT of $864.7 million and $48.6 million, respectively, and accounted for 84% of our net sales.

•	Plastic Packaging. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Our primary end-use markets are agrochemicals and other specialty chemicals; and food and beverages. We believe our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including HDPE fluorinated barrier containers for niche agrochemicals and other specialty chemicals markets, primarily in Europe and China, HDPE bottles for the Irish dairy market and PET bottles and preforms for soft drink markets in South Africa and the United Kingdom. For the fiscal year ended January 2, 2005, our Plastic Packaging segment produced revenues and EBIT of $167.0 million and $21.5 million, respectively, and accounted for 16% of our net sales.

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

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 30, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K/A, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

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

Item 6. Selected Financial Data

Certain fiscal 2004 selected financial data set forth below has been restated to reflect adjustments to our consolidated financial statements and other financial information contained in the Original Filing. The following information should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements.

Five-Year Comparative Record

(dollar amounts in millions, except per share data)	2004(1) (Restated)	2003(2)	2002(3)	2001(4)	2000(5)
Operating Results
Net sales	$1,031.7	$885.6	$781.8	$769.9	$633.5
Income from continuing operations	10.9	22.1	11.5	1.8	0.8
Discontinued operations	—	4.4	10.4	121.7	(68.1)
Net income (loss)	10.9	26.5	21.9	123.5	(67.3)
Cash dividends declared on common stock	17.0	13.4	13.3	13.2	13.4
Net cash provided by (used in) operating activities	93.1	80.0	51.1	(205.5)	32.7
Common Stock
Number of stockholders of record at year-end	4,553	4,744	4,913	5,108	5,920
Shares outstanding at year-end	19.6	15.3	15.2	15.2	15.1
Per Share
Basic earnings from continuing operations	$0.59	$1.45	$0.76	$0.12	$0.05
Basic earnings	0.59	1.74	1.45	8.18	(4.26)
Diluted earnings from continuing operations	0.59	1.45	0.76	0.12	0.05
Diluted earnings	0.59	1.74	1.44	8.12	(4.20)
Dividends declared	0.88	0.88	0.88	0.88	0.88
Year-end stockholders’ equity	36.28	37.24	31.36	28.36	23.13
Financial Position at Year-end
Working capital	$19.2	$62.9	$83.0	$59.3	$28.7
Property, plant and equipment, net	427.2	431.6	376.4	338.3	372.2
Total assets	1,554.9	1,492.8	1,352.9	1,245.6	1,533.1
Debt	428.9	486.9	491.4	489.9	681.8
Stockholders’ equity	711.0	569.7	476.6	431.0	349.2
Total capital	1,139.9	1,056.6	968.0	920.9	1,031.0
Percent of debt
To total capital	37.6%	46.1%	50.8%	53.2%	66.1%
To stockholders’ equity	60.3	85.5	103.1	113.7	195.2
Additional Data
Number of employees at year-end	5,988	5,875	5,835	5,801	8,720

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This amended Annual Report on Form 10-K/A for the fiscal year ended January 2, 2005, amends and restates financial statements and related financial information for the year ended January 2, 2005. The determination to restate these financial statements and other financial information was made as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the quarter ended July 3, 2005, of accounting errors at one of the Company’s Plastic Packaging locations and related to the accounting for certain long-term incentive compensation. Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements.

This Management’s Discussion and Analysis reflects the restatement of our consolidated financial statements, as discussed in Note 1 to the consolidated financial statements.

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

Review of Consolidated Results of Operations

The following consolidated results from continuing operations highlight major year-to-year changes in our income statement (see page 27 for a discussion of discontinued operations). More detail regarding these changes is found under the caption “Review of Segment Results.” All per share amounts included in this Management’s Discussion and Analysis are presented on a diluted basis.

The consolidated financial statements were prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and require management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures (see discussion of Critical Accounting Policies starting on page 33). Actual results could differ from these estimates.

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

Gross margin: Gross margin, which is defined as net sales less cost of products sold, was $173.3 million in 2004, compared to $163.4 million in 2003. Gross margin as a percentage of net sales for 2004 declined from 18.4 percent in 2003 to 16.8 percent in 2004. This decrease was due to competitive pricing throughout the Paperboard Packaging segment, most notably in the food and household market, and start-up costs for the two new German facilities and incremental manufacturing costs related to the installation of new equipment.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses as a percentage of net sales were 13.0 percent in 2004 compared to 13.3 percent in 2003. The decrease was primarily the result of lower long-term incentive program costs in 2004 of approximately $0.7 million compared to $2.4 million in 2003.

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

EBIT: EBIT was $54.8 million for 2004 compared to EBIT of $67.6 million for 2003. In addition to the items noted above, changes in foreign currency exchange rates increased EBIT by approximately $7.3 million. See “Review of Segment Results” for further details on segment EBIT.

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

Tax expense: The effective income tax rate from continuing operations for 2004 was approximately (34.6) percent compared to an effective income tax rate of approximately 12.6 percent in 2003. The decrease in our effective income tax rate for 2004 was due to a benefit of $3.4 million related to the costs of the early extinguishment of debt, a benefit of $3.3 million related to favorable settlements of 1998 to 2002 U.S. Internal Revenue Service tax audits and 1999 to 2001 U.K. Inland Revenue tax audits, and a benefit of $0.8 million related to a reduction in deferred taxes due to a reduction in the Belgian statutory tax rate.

Income from continuing operations: Income from continuing operations for 2004 was $10.9 million, or $0.59 per diluted share, while income from continuing operations for 2003 was $22.1 million, or $1.45 per diluted share.

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

Review of Segment Results

Paperboard Packaging

(dollars in millions)	2004	2003	2002
Net sales	$864.7	$753.4	$678.1
EBIT	48.6	60.4	62.3
EBIT margin %	5.6%	8.0%	9.2%

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

EBIT decreased 19.5 percent in 2004 compared to 2003. Results for 2003 included a gain of $4.9 million from an insurance claim for equipment damaged in a fire. Excluding the gain from the insurance claim, the remaining decrease in EBIT for the Paperboard Packaging segment for 2004 was due to: competitive pricing across all our packaging markets, particularly the food and household market; reduced volume in the international and branded packaging market during the first half of the year, including a significant volume decline in luxury packaging; start-up costs for the two new German facilities and incremental manufacturing costs related to the installation of new equipment. The decrease was partially offset by increased volume year over year in the pharmaceutical and healthcare packaging market and favorable changes in foreign currency exchange rates of $5.1 million.

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

Plastic Packaging

(dollars in millions)	2004	2003	2002
Net sales	$167.0	$132.2	$103.7
EBIT	21.5	12.4	8.5
EBIT margin %	12.9%	9.4%	8.2%

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

EBIT increased 73.4 percent for 2004 compared to 2003. The results for 2004 included a gain of $5.8 million from the sale of non-strategic land. Changes in foreign currency exchange rates increased EBIT for this segment by $2.1 million for 2004 compared to 2003. The remaining increase was due to a strong agrochemical season, improved results in the Asia-Pacific market and new customers, partially offset by increased energy and raw material costs.

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

Capital Structure

Chesapeake’s total capitalization (consisting of debt and stockholders’ equity) was $1,139.9 million at the end of 2004, compared to $1,056.6 million at the end of 2003. The year-end ratio of debt to total capital was 37.6 percent for 2004, compared to 46.1 percent for 2003. The change in the year-end ratio from 2003 to 2004 primarily reflects repayment of debt with proceeds from the public offering of our common stock. Chesapeake’s target ratio of debt to total capital is in the range of 35 percent to 50 percent.

At the end of 2004, Chesapeake had 19.6 million shares of common stock outstanding. (See “Note 10 — Stockholders’ Equity” of Item 8, incorporated herein by reference for more details on capital stock.) Stockholders’ equity at January 2, 2005, was $711.0 million, or $36.28 per share, down $0.96 per share compared to year-end 2003, primarily due to additional shares issued under the common stock offering partially offset by the effects of foreign currency translation. The market price for Chesapeake’s common stock ranged from a low of $20.35 per share to a high of $28.32 per share in 2004, with a year-end price of $27.16 per share.

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

Deferred Tax Assets

Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded under GAAP. Also, certain tax credits and tax loss carryforwards cannot be used until future periods when sufficient taxable income is generated. In these circumstances, under GAAP, companies accrue for the tax benefit expected to be received in future years if, in the judgment of management, it is “more likely than not” that the company will receive such benefits. On a quarterly basis, management reviews our judgment regarding the likelihood the benefits of a deferred tax asset will be realized. During the periodic reviews, management must consider a variety of factors, including the nature and amount of the tax income and expense items, the anticipated timing of the ability to utilize the asset, the current tax statutes and the projected future earnings. If management determines it is no longer “more likely than not” that an asset will be utilized, an offsetting valuation reserve would be recorded to reduce the asset and net earnings in that period. See “Note 8 - Income Taxes” of Item 8, incorporated herein by reference.

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

Item 8. Financial Statements and Supplementary Data

CHESAPEAKE CORPORATION

Consolidated Balance Sheets

(in millions)	January 2, 2005 (Restated)	December 28, 2003
Assets
Current assets:
Cash and cash equivalents	$54.3	$11.9
Accounts receivable (less allowance of $6.2 and $7.3)	148.8	151.1
Inventories	114.3	109.8
Prepaid expenses and other current assets	19.0	16.3
Income taxes receivable	0.5	19.8

Total current assets	336.9	308.9

Property, plant and equipment:
Plant sites and buildings	198.0	165.4
Machinery and equipment	460.0	396.8
Construction in progress	8.3	39.5

	666.3	601.7
Less accumulated depreciation	239.1	170.1

Net property, plant and equipment	427.2	431.6
Goodwill	694.6	644.4
Other assets	96.2	107.9

Total assets	$1,554.9	$1,492.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$141.7	$120.8
Accrued expenses	81.4	103.0
Income taxes payable	26.2	13.9
Current portion of long-term debt	64.1	5.0
Dividends payable	4.3	3.3

Total current liabilities	317.7	246.0

Long-term debt	364.8	481.9
Environmental liabilities	41.8	52.1
Pensions and postretirement benefits	77.1	89.2
Deferred income taxes	25.0	30.1
Other long-term liabilities	17.5	23.8

Total liabilities	843.9	923.1

Stockholders’ equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.6 million shares and 15.3 million shares	19.6	15.3
Additional paid-in capital	96.1	4.4
Unearned compensation	(3.7)	(1.4)
Accumulated other comprehensive income	74.9	21.2
Retained earnings	524.1	530.2

Total stockholders’ equity	711.0	569.7

Total liabilities and stockholders’ equity	$1,554.9	$1,492.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Income

and Comprehensive Income

For the fiscal years ended: (in millions, except per share data)	January 2, 2005 (Restated)	December 28, 2003	December 29, 2002
Income:
Net sales	$1,031.7	$885.6	$781.8
Cost of products sold	858.4	722.2	640.0
Selling, general and administrative expenses	134.0	118.0	92.4
Gain on sale of business	—	11.2	—
Restructuring charges	—	—	2.6
Other income, net	15.5	11.0	9.3

Income from continuing operations before interest, extinguishment of debt and taxes	54.8	67.6	56.1
Interest expense, net	37.1	42.3	44.5
Loss on extinguishment of debt	9.6	—	—

Income from continuing operations before taxes	8.1	25.3	11.6
Income tax (benefit) expense	(2.8)	3.2	0.1

Income from continuing operations	10.9	22.1	11.5
Income from discontinued operations, net of income tax (benefit) expense of $(0.1), $2.8, and $5.8	(0.2)	4.4	9.0
Gain on disposal of discontinued operations, net of income tax expense of $0.1, $0.0, and $0.5	0.2	—	1.4

Net income	$10.9	$26.5	$21.9

Basic earnings per share:
Earnings from continuing operations	$0.59	$1.45	$0.76
Discontinued operations, net of income taxes	—	0.29	0.69

Basic earnings per share	$0.59	$1.74	$1.45

Diluted earnings per share:
Earnings from continuing operations	$0.59	$1.45	$0.76
Discontinued operations, net of income taxes	—	0.29	0.68

Diluted earnings per share	$0.59	$1.74	$1.44

Comprehensive income:

Net income	$10.9	$26.5	$21.9

Other comprehensive income (loss):
Minimum pension liability (net of deferred taxes of $(0.2), $7.1, and $14.6)	0.3	(16.2)	(34.8)
Foreign currency translation	52.5	86.3	72.1
Change in fair market value of derivatives (net of deferred taxes of $(0.3), $(0.6) and $0.4)	0.9	7.1	(0.8)

Comprehensive income	$64.6	$103.7	$58.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Cash Flows

For the fiscal years ended: (in millions)	January 2, 2005 (Restated)	December 28, 2003	December 29, 2002
Operating activities:
Net income	$10.9	$26.5	$21.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.0	54.3	48.2
Deferred income taxes	(9.3)	18.3	7.2
Loss on extinguishment of debt	9.6	—	—
Gain on sale of property, plant and equipment	(8.4)	(5.8)	(5.0)
Gain on sale of business	—	(11.2)	—
Gain on disposal of discontinued businesses, net of taxes	—	—	(1.4)
Non-cash restructuring	—	(0.4)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	15.8	18.3	1.1
Inventories	4.4	6.3	13.4
Other assets	3.4	1.0	2.0
Accounts payable and accrued expenses	(5.1)	(7.2)	(27.2)
Income taxes payable	18.9	(12.2)	(9.5)
Premium paid for early extinguishment of debt	(8.1)	—	—
Settlement of interest rate swaps	6.4	(0.4)	(0.8)
Other	(6.4)	(7.5)	1.2

Net cash provided by operating activities	93.1	80.0	51.1

Investing activities:
Purchases of property, plant and equipment	(35.5)	(52.4)	(51.2)
Proceeds from sale of businesses	—	—	24.9
Proceeds from sales of property, plant and equipment	14.3	14.5	14.4
Other	0.7	1.2	(0.5)

Net cash used in investing activities	(20.5)	(36.7)	(12.4)

Financing activities:
Net (payments) borrowings on credit lines	(43.6)	15.0	(10.5)
Payments on long-term debt	(198.9)	(56.4)	(26.5)
Proceeds from long-term debt	139.7	2.3	6.0
Proceeds from issuance of common stock, net of issuance costs	93.4	0.1	0.4
Debt issuance costs	(6.1)	—	(0.6)
Dividends paid	(16.1)	(13.4)	(13.3)
Other	—	(0.1)	—

Net cash used in financing activities	(31.6)	(52.5)	(44.5)

Currency translation adjustment	1.4	5.4	1.4
Increase (decrease) in cash and cash equivalents	42.4	(3.8)	(4.4)
Cash and cash equivalents at beginning of year	11.9	15.7	20.1

Cash and cash equivalents at end of year	$54.3	$11.9	$15.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended: (in millions, except per share data)	January 2, 2005 (Restated)	December 28, 2003	December 29, 2002
Common stock:
Balance, beginning of year	$15.3	$15.2	$15.2
Issuance from public stock offering	4.1	—	—
Issuance for employee stock plans	0.2	0.1	—

Balance, end of year	19.6	15.3	15.2

Additional paid-in capital:
Balance, beginning of year	4.4	0.3	0.7
Issuance from public stock offering, net of issuance costs	87.7	—	—
Issuance for employee stock plans, net of forfeitures	4.0	4.1	(0.4)

Balance, end of year	96.1	4.4	0.3

Unearned compensation:
Balance, beginning of year	(1.4)	—	(0.9)
Compensation expense	0.7	2.4	0.2
Issuance for employee stock plans, net of forfeitures	(3.0)	(3.8)	0.7

Balance, end of year	(3.7)	(1.4)	—

Accumulated other comprehensive income (loss):
Balance, beginning of year	21.2	(56.0)	(92.5)
Currency translation adjustment	52.5	86.3	72.1
Pension liability adjustment	0.3	(16.2)	(34.8)
Change in fair market value of derivatives	0.9	7.1	(0.8)

Balance, end of year	74.9	21.2	(56.0)

Retained earnings:
Balance, beginning of year	530.2	517.1	508.5
Net income	10.9	26.5	21.9
Cash dividends declared	(17.0)	(13.4)	(13.3)

Balance, end of year	524.1	530.2	517.1

Stockholders’ equity, end of year	$711.0	$569.7	$476.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Chesapeake Corporation

Notes to Consolidated Financial Statements

1 Summary of Significant Accounting Policies

Restatement

The consolidated financial statements as of and for the fiscal year ended January 2, 2005 were restated as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the quarter ended July 3, 2005, of accounting errors at the Company’s Plastic Packaging location in Crewe, England (“Crewe”) and related to the accounting for certain long-term incentive compensation. The accounting errors at Crewe resulted in a misstatement of cost of products sold, income tax benefit and certain balance sheet accounts, including accounts payable, accrued expenses and income taxes payable. The accounting errors related to long-term incentive compensation resulted in a misstatement of selling, general, and administrative expenses, income taxes and unearned compensation.

The following tables set forth the effects of the restatement on affected line items within our previously reported Consolidated Balance Sheet and Consolidated Statement of Income and Comprehensive Income. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

Effects on Consolidated Balance Sheet

As of January 2, 2005

(in millions)

	As previously reported	As restated
Inventories	$114.4	$114.3
Total current assets	337.0	336.9
Net property, plant and equipment	427.1	427.2
Total assets	1,554.9	1554.9
Accounts payable	141.4	141.7
Accrued expenses	80.5	81.4
Income taxes payable	26.6	26.2
Total current liabilities	316.9	317.7
Total liabilities	843.1	843.9
Total stockholders’ equity	711.8	711.0
Total liabilities and stockholders’ equity	1,554.9	1,554.9

Effects on Consolidated Statement of Income and Comprehensive Income
For fiscal year ended January 2, 2005
(in millions, except per share data)

	As previously reported	As restated
Cost of products sold	$856.8	$858.4
Selling, general and administrative expenses	134.5	134.0
Income from continuing operations before interest, extinguishment of debt and taxes	55.9	54.8
Income from continuing operations before taxes	9.2	8.1
Income tax (benefit) expense	(2.1)	(2.8)
Income from continuing operations	11.3	10.9
Net income	11.3	10.9
Comprehensive income	65.0	64.6

Per share amounts:
Basic earnings per share
Earnings from continuing operations	$0.61	$0.59
Basic earnings per share	$0.61	$0.59

Diluted earnings per share
Earnings from continuing operations	$0.61	$0.59
Diluted earnings per share	$0.61	$0.59

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

Chesapeake Corporation

Notes to Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. The costs of major rebuilds and replacements of plant and equipment are capitalized, and the costs of ordinary maintenance and repairs are charged to expense as incurred. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are reflected in other income. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful asset lives, which range from 10 to 50 years for buildings and improvements and 5 to 20 years for machinery and equipment. Depreciation expense from continuing operations was $61.0 million in 2004, $54.3 million in 2003 and $48.2 million in 2002.

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

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	2004 (Restated)	2003	2002
Stock-based compensation expense, net of tax, included in net income as reported	$0.5	$1.6	$0.1
Net income as reported	10.9	26.5	21.9
Pro forma stock-based compensation expense, net of tax	0.9	1.3	1.7
Pro forma net income	10.0	25.2	20.2
Earnings per share
As reported:
Basic	$0.59	$1.74	$1.45
Diluted	0.59	1.74	1.44
Pro forma:
Basic	$0.54	$1.66	$1.34
Diluted	0.54	1.66	1.33

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

The following table sets forth the details of our restructuring charges recognized in 2002:

(in millions)	Paperboard Packaging	Plastic Packaging	Corporate	Total
Balance December 30, 2001	$2.1	$1.6	$2.6	$6.3
2002 provision:
Employment reduction	2.6	—	—	2.6
Cash payments in 2002	(3.9)	(1.3)	(2.6)	(7.8)
Foreign currency translation/other	0.1	(0.3)	—	(0.2)

Balance December 29, 2002	$0.9	$—	$—	$0.9
Cash payments in 2003	(0.5)	—	—	(0.5)
Foreign currency translation/other	(0.4)	—	—	(0.4)

Balance December 28, 2003	$—	$—	$—	$—

5 Inventories (Restated)

Year-end inventories consist of:

(in millions)	2004	2003
Finished goods	$64.6	$64.0
Work-in-process	21.3	19.4
Materials and supplies	28.4	26.4

Total	$114.3	$109.8

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

8 Income Taxes (Restated)

Income tax expense (benefit) consists of:

(in millions)	2004	2003	2002
Current:
Federal	$(1.6)	$(20.2)	$(14.6)
State	(0.4)	(3.8)	(2.5)
Foreign	8.5	8.9	10.0

Total current	$6.5	$(15.1)	$(7.1)

Deferred:
Federal	(7.6)	16.0	5.1
State	—	—	(1.3)
Foreign	(1.7)	2.3	3.4

Total deferred	(9.3)	18.3	7.2

Total income taxes	$(2.8)	$3.2	$0.1

Significant components of the year-end deferred income tax assets and liabilities are:

(in millions)	2004	2003
Pension accrual	$13.5	$14.7
Environmental and other accrued liabilities	9.2	3.9
Tax carryforward benefits	7.7	7.0
Valuation allowance	(11.8)	(9.1)
Deferred income	1.9	—
Other	2.0	4.2

Deferred tax assets	22.5	20.7

Accumulated depreciation	(45.8)	(47.3)
Other	(1.7)	(3.5)

Deferred tax liabilities	(47.5)	(50.8)

Net deferred taxes	$(25.0)	$(30.1)

The valuation allowance relates to foreign income tax credit carryforwards that expire in 2009 and beyond and deferred tax assets that “more likely than not” will not be realized due to tax loss carryover limitations.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The differences between our effective income tax rate from continuing operations and the statutory federal income tax rate are:

	2004	2003	2002
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	(3.3)	(9.9)	(21.1)
Foreign tax rate difference	(35.8)	(23.4)	(16.2)
Valuation allowance for deferred tax assets	23.8	4.1	9.6
Settlement of tax audits and tax return adjustments	(44.0)	5.3	(7.8)
Tax rate adjustment	(9.6)	—	—
Non-deductible items	0.7	0.3	0.8
Other, net	(1.4)	1.2	0.7

Consolidated effective income tax rate	(34.6)%	12.6%	1.0%

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

The components of income from continuing operations before taxes are:

(in millions)	2004	2003	2002
Domestic	$(28.1)	$(22.8)	$(34.0)
Foreign	36.2	48.1	45.6

Income from continuing operations before taxes	$8.1	$25.3	$11.6

Undistributed earnings of our foreign subsidiaries amounted to approximately $161.4 million as of January 2, 2005, and our intention is to permanently reinvest these earnings. Accordingly, no provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any liability.

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

We also provide certain healthcare and life insurance benefits to certain U.S. hourly and salaried employees who retire under the provisions of our retirement plans. Healthcare benefits are contributory or noncontributory, depending on retirement date, and life insurance benefits are noncontributory. In December 2003, Congress

Chesapeake Corporation

Notes to Consolidated Financial Statements

approved the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Chesapeake adopted FSP 106-2 as of July 4, 2004, and has incorporated the effects of the Act into the valuation performed at the regular valuation date of September 30, 2004 (see “Note 1—Summary of Significant Accounting Policies”). The Company believes certain of its postretirement benefits other than pensions are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. Treating the future subsidy under the Act as an actuarial experience gain, as required by the guidance, decreased the accumulated postretirement benefit obligation at the measurement date by approximately $0.7 million. The subsidy did not have a material effect on the net periodic postretirement benefit cost for 2004 or the estimated future benefit payments. We do not anticipate any material changes in participation rates or per capita claims costs as a result of the Act. The requirements to qualify plans for the federal subsidy will determine whether Chesapeake could further benefit from the Act.

Chesapeake uses a September 30 measurement date for all of its plans.

The following schedules present the changes in the plans’ benefit obligations and fair values of assets for 2004 and 2003:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits Other Than Pensions
(in millions)	2004	2003	2004	2003	2004	2003
Benefit obligation at beginning of year	$65.2	$59.8	$299.5	$234.0	$17.0	$16.7
Service cost	0.5	0.4	5.1	4.3	—	—
Interest cost	3.9	4.0	17.3	13.5	1.0	1.1
Plan participants’ contributions	—	—	5.2	4.0	0.2	0.2
Actuarial loss	2.3	5.8	12.4	21.8	0.3	1.5
Exchange rate changes/other	—	—	35.6	30.8	—	—
Benefits paid	(4.7)	(4.8)	(9.9)	(8.9)	(2.5)	(2.5)

Benefit obligation at end of year	$67.2	$65.2	$365.2	$299.5	$16.0	$17.0

Fair value of plan assets at beginning of year	54.0	49.1	190.0	143.0	—	—
Actual return on plan assets	5.9	8.6	24.2	21.7	—	—
Employer contributions	1.3	1.1	14.2	12.5	2.3	2.3
Plan participants’ contributions	—	—	5.2	4.0	0.2	0.2
Settlements	—	—	—	(0.1)	—	—
Exchange rate change/other	—	—	23.9	17.8	—	—
Benefits paid	(4.7)	(4.8)	(9.9)	(8.9)	(2.5)	(2.5)

Fair value of plan assets at end of year	$56.5	$54.0	$247.6	$190.0	$—	$—

Funded status at end of year	(10.7)	(11.2)	(117.6)	(109.5)	(16.0)	(17.0)
Unrecognized actuarial loss	34.9	34.9	145.5	128.3	5.7	5.8
Unrecognized prior service cost	0.1	0.1	—	—	—	—
Contributions made between measurement date and fiscal year-end	0.7	0.4	—	—	—	—

Net amount recognized	$25.0	$24.2	$27.9	$18.8	$(10.3)	$(11.2)

The following table provides the amounts recognized in the balance sheets as of each year:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits Other Than Pensions
(in millions)	2004	2003	2004	2003	2004	2003
Prepaid benefit cost	$27.4	$26.9	$—	$—	$—	$—
Accrued benefit liability	(10.4)	(11.0)	(55.6)	(65.3)	(10.3)	(11.2)
Accumulated other comprehensive income	8.0	8.3	83.5	84.1	—	—

Net amount recognized	$25.0	$24.2	$27.9	$18.8	$(10.3)	$(11.2)

Pension plans in which accumulated benefit obligation exceeds plan assets at the measurement date:
Projected benefit obligation	$17.5	$17.2	$365.2	$299.6
Accumulated benefit obligation	16.8	16.6	300.6	255.4
Fair value of plan assets	$5.7	$5.1	$247.6	$190.0

Chesapeake Corporation

Notes to Consolidated Financial Statements

The accumulated benefit obligation for all defined benefit pension plans was $366.4 million at September 30, 2004, and $319.4 million at September 30, 2003.

The following table provides the assumptions used to calculate the benefit obligations and amounts recognized in the balance sheets:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits Other Than Pensions
	2004	2003	2004	2003	2004	2003
Discount rate	5.88%	6.13%	5.60%	5.50%	5.88%	6.13%
Expected return on plan assets	8.25%	8.25%	7.40%	7.40%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	3.90%	3.50%	4.50%	4.50%

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

The following table provides the components of net pension costs and the assumptions used to calculate net pension costs:

	Pension Benefits
	U.S. Plans			Non U.S. Plans			Postretirement Benefits Other Than Pensions
(dollars in millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$0.5	$0.4	$0.3	$5.1	$4.3	$5.0	$—	$—	$—
Interest cost	3.9	4.0	4.2	17.3	13.5	11.9	1.0	1.1	1.1
Expected return on plan assets	(5.2)	(4.7)	(6.0)	(19.1)	(16.6)	(16.1)	—	—	—
Amortization of unrecognized transition obligation	—	—	(0.5)	—	—	—	—	—	—
Prior service cost recognized	—	—	0.1	—	—	—	—	—	—
Recognized actuarial loss	1.6	1.5	0.4	3.5	0.4	—	0.3	0.2	—

Net expense (income)	0.8	1.2	(1.5)	6.8	1.6	0.8	1.3	1.3	1.1

Discount rate	6.13%	6.88%	7.25%	5.50%	5.75%	5.90%	6.13%	6.88%	7.25%
Expected return on plan assets	8.25%	8.25%	9.00%	7.40%	7.50%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.50%	3.25%	3.70%	4.50%	4.50%	4.50%

Component of Comprehensive Income

	Pension Benefits
(in millions)	2004	2003	2002
Decrease (increase) in minimum liability included in other comprehensive income, net of taxes	$0.3	$(16.2)	$(34.8)

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

Common Stock Public Offering

On March 15, 2004, Chesapeake completed the sale of 3.65 million shares of common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions, and expenses, were approximately $82.6 million. On April 8, 2004, the underwriters of the common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and expenses, were approximately $9.2 million. (See “Note 6—Long Term Debt” for a description of the use of proceeds.)

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

Stock-based Compensation Expense (Restated)

The charges to income from continuing operations for all stock-based employee compensation plans approximated $0.7 million in 2004, $2.4 million in 2003, and $0.2 million in 2002. See “Note 1—Summary of Significant Accounting Policies” for additional information related to compensation expense for stock options.

Chesapeake Corporation

Notes to Consolidated Financial Statements

12 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Balance Sheet Information

(in millions)	2004 (Restated)	2003
Accrued expenses:
Compensation and employee benefits	$32.4	$29.7
Fixed asset purchases	14.6	29.3
Interest	6.7	9.1
Accrued other taxes	5.6	9.6
Sales rebates	5.4	5.4
Accrued loss on sale of assets	1.3	2.8
Other	15.4	17.1

Total	$81.4	$103.0

(in millions)	2004	2003
Accumulated other comprehensive (loss) income:
Foreign currency translation	$132.9	$80.4
Minimum pension liability, net of taxes	(64.0)	(64.3)
Fair market value of derivatives, net of tax	6.0	5.1

Total	$74.9	$21.2

Income Statement Information

(in millions)	2004	2003	2002
Other income:
Gain on sale of property	$6.9	$—	$3.1
Gain on disposition of equipment	1.3	5.7	1.9
Gain on sale of scrap materials	1.7	1.2	1.1
Other income	5.6	4.1	3.2

Total other income	$15.5	$11.0	$9.3

Cash Flow Information

(in millions)	2004	2003	2002
Cash paid for:
Interest (net of amounts capitalized)	$38.1	$38.9	$41.6
Income taxes	(13.0)	7.6	5.7
Supplemental investing and financing non-cash transactions:
Issuance of common stock for long-term incentive and employee benefit plans (net of forfeitures)	$2.6	$2.5	$0.2
Dividends declared not paid	4.3	3.3	3.3
Real estate transactions (notes received)	0.3	—	17.7
Assets obtained by capital lease	5.7	3.5	0.4
Assets financed*	26.6	21.3	10.2

*	Amounts reported as financed are recorded as purchases of property, plant and equipment in the statement of cash flows in the year paid.

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

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

14 Business Segment Information (Restated)

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

We are not dependent on any single customer, group of customers, market or supplier of materials, labor or services.

Financial Information by Business Segment:

(in millions)	2004 (Restated)	2003	2002
Net sales:
Paperboard Packaging	$864.7	$753.4	$678.1
Plastic Packaging	167.0	132.2	103.7

Consolidated net sales	$1,031.7	$885.6	$781.8

EBIT:
Paperboard Packaging	$48.6	$60.4	$62.3
Plastic Packaging	21.5	12.4	8.5
Corporate	(15.3)	(16.4)	(12.1)
Restructuring charges	—	—	(2.6)
Gain on Sale of Business	—	11.2	—

Income from continuing operations before interest, extinguishment of debt and taxes	$54.8	$67.6	$56.1

Indentifiable assets:
Paperboard Packaging	$1,273.2	$1,193.0	$1,068.3
Plastic Packaging	183.2	170.0	151.7
Corporate	98.5	123.5	103.3
Discontinued Operations	—	6.3	29.6

Consolidated assets	$1,554.9	$1,492.8	$1,352.9

Capital expenditures:
Paperboard Packaging	$30.1	$49.0	$44.1
Plastic Packaging	5.2	3.3	6.8
Corporate	0.2	0.1	0.3

Totals	$35.5	$52.4	$51.2

Depreciation:
Paperboard Packaging	$50.4	$43.6	$38.9
Plastic Packaging	10.3	10.2	8.6
Corporate	0.3	0.5	0.7

Totals	$61.0	$54.3	$48.2

Chesapeake Corporation

Notes to Consolidated Financial Statements

Geographic Information:

(in millions)	2004	2003	2002
Net sales:
United Kingdom	$576.0	$492.6	$461.1
Germany	109.9	98.1	77.2
France	104.6	90.3	74.7
Ireland	74.3	62.4	52.0
Belgium	60.7	51.3	47.0
South Africa	46.8	40.1	29.7
U.S.(1)	18.5	19.0	17.9
Other	40.9	31.8	22.2

Total	$1,031.7	$885.6	$781.8

Long-lived assets:
United Kingdom	$227.8	$234.4	$227.2
U.S.	101.2	116.3	115.7
Germany	77.0	69.7	28.6
Ireland	28.3	30.0	28.0
Belgium	27.8	27.5	24.6
France	31.4	33.7	31.7
South Africa	12.1	9.8	10.7
Other	17.8	18.1	14.9

Total	$523.4	$539.5	$481.4

(1)	Adjusted to reflect our former Land Development segment as a discontinued operation.

Recent Quarterly Results (Unaudited)

The quarterly financial data set forth below reflects the restatement of our consolidated financial statements as discussed in Note 1 to the consolidated financial statements.

(in millions, except per share data)

	Net Sales	Gross Profit	Income from Continuing Operations	Net Income	Per Share
					Income from Continuing Operations		Earnings		Dividends Declared
Quarter					Basic	Diluted	Basic	Diluted
2004 (Restated):
First	$263.6	$43.7	$0.6	$0.6	$0.04	$0.04	$0.04	$0.04	$0.22
Second(a)	239.3	42.7	(0.4)	(0.4)	(0.02)	(0.02)	(0.02)	(0.02)	0.22
Third	256.6	45.1	5.4	5.4	0.28	0.28	0.28	0.28	0.22
Fourth(b)	272.2	41.8	5.3	5.3	0.27	0.27	0.27	0.27	0.22

Year	$1,031.7	$173.3	$10.9	$10.9	$0.59	$0.59	$0.59	$0.59	$0.88

2004 (As previously reported)
First	$263.6	$43.8	$0.7	$0.7	$0.04	$0.04	$0.04	$0.04	$0.22
Second(a)	239.3	43.4	—	—	—	—	—	—	0.22
Third	256.6	45.5	5.5	5.5	0.28	0.28	0.28	0.28	0.22
Fourth(b)	272.2	42.2	5.1	5.1	0.26	0.26	0.26	0.26	0.22

Year	$1,031.7	$174.9	$11.3	$11.3	$0.61	$0.61	$0.61	$0.61	$0.88

2003:
First	$213.2	$38.9	$0.6	$2.7	$0.04	$0.04	$0.18	$0.18	$0.22
Second(c)	211.3	39.8	8.8	9.4	0.58	0.58	0.62	0.62	0.22
Third	216.1	39.5	2.7	3.4	0.18	0.18	0.22	0.22	0.22
Fourth	245.0	45.2	10.0	11.0	0.65	0.65	0.72	0.72	0.22

Year	$885.6	$163.4	$22.1	$26.5	$1.45	$1.45	$1.74	$1.74	$0.88

(a)	The second quarter of 2004 included a loss of $5.4 million, net of income taxes, from the redemption of £40 million principal amount of the company’s 10.375% senior subordinated notes due 2011.
(b)	The fourth quarter of 2004 included a loss of $0.8 million, net of income taxes, from the redemption of $66.8 million principal amount of the company’s 7.20% notes due March 15, 2005.
(c)	The second quarter of 2003 included a gain of $7.7 million, net of income taxes, on the settlement of indemnity obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of a kraft products mill in West Point, Virginia.

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

As described in Note 1 to the consolidated financial statements, the Company has restated its January 2, 2005 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of January 2, 2005 because the Company did not maintain effective controls over the preparation and approval of manual journal entries and account reconciliation at its Plastics Packaging manufacturing facility in Crewe, England (“Crewe”) based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of January 2, 2005. The Company did not maintain effective controls over the preparation and approval of manual journal entries at Crewe. Specifically, the Company did not maintain effective independent review to ensure that manual journal entries were complete, valid and accurate. Furthermore, the Company did not maintain effective controls over the preparation and independent review of reconciliations for certain general ledger accounts at Crewe. These control deficiencies resulted in the misstatement through improper journal entries of the Crewe financial statement information by the Crewe finance director resulting in the misstatement of cost of products sold, income tax benefit, and certain balance sheet accounts, including accounts payable, accrued expenses and income taxes payable that resulted in the restatement of the Company’s January 2, 2005 consolidated financial statements, each of the quarters within the fiscal year 2004, and the first quarter of fiscal 2005. Additionally, these control deficiencies could result in a misstatement to net sales, cost of products sold, and income tax benefit or expense and certain balance sheet accounts, including accounts receivable, accounts payable, accrued expenses and income taxes payable or receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the January 2, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of January 2, 2005. In connection with the restatement of the Company’s consolidated financial statements discussed in Note 1 to the consolidated financial statements, management has determined that the material weaknesses described above existed as of January 2, 2005. Accordingly, Management’s Report on Internal Control over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Richmond, VA

March 1, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the fourth and fifth paragraphs of Management’s Report on Internal Control over Financial Reporting, as to which the date is August 17, 2005.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Restatement

As discussed in Note 1 to the Consolidated Financial Statements, management of the Company has amended its Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (“fiscal 2004”), to restate the Company’s consolidated financial statements and related financial information for fiscal 2004 and for each of the quarters within the year. The determination to restate these consolidated financial statements and other financial information was made as a result of management’s identification of accounting errors at the Company’s Plastic Packaging manufacturing facility in Crewe, England (“Crewe”), and related to the accounting for certain long-term incentive compensation.

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

As a result of the restatement discussed above, management of the Company, under the direction of our Chief Executive Officer and our Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 2, 2005. Based upon this re-evaluation and solely as a result of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting”, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of January 2, 2005. Management has concluded that the accounting errors related to the accounting for certain long-term incentive compensation were not the result of a material weakness.

Management’s Report on Internal Control over Financial Reporting (Restated)

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of January 2, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 2, 2005, the Company did not maintain effective controls over the preparation and approval of manual journal entries at Crewe. Specifically, the Company did not maintain effective independent review to ensure that manual journal entries were complete, valid and accurate. Furthermore, the Company did not maintain effective controls over the preparation and independent review of reconciliations for certain general ledger accounts at Crewe. These control deficiencies resulted in the misstatement through improper journal entries of the Crewe financial statement information by the Crewe finance director resulting in the misstatement of cost of products sold, income tax benefit and certain balance sheet accounts, including accounts payable, accrued expenses and income taxes payable that resulted in the restatement of the Company’s January 2, 2005 consolidated financial statements, each of the quarters within the fiscal year 2004 and the first quarter of fiscal 2005. Additionally, these control deficiencies could result in a misstatement to net sales, cost of products sold, income tax benefit or expense and certain balance sheet accounts, including accounts receivable, accounts payable, accrued expenses and income taxes payable or receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

In the original filing of our fiscal 2004 Annual Report on Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of January 2, 2005. In connection with the restatement described above, management has determined that these material weaknesses described above existed as of January 2, 2005. Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 2, 2005 based on criteria established in “Internal Control – Integrated Framework” issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Remediation of Material Weaknesses

Management has taken, or is the process of taking, the following steps with respect to the control deficiencies at Crewe:

•	All significant accounts impacted by the control deficiencies have been properly reconciled.

•	The interface between the general ledger and financial reporting systems will be automated, reducing the frequency of and need for manual intervention.

•	Manual journal entries initiated by the plant finance manager will be reviewed by the divisional finance director.

•	Management will conduct comprehensive walkthroughs of the business processes and internal controls at this site. As a result of this process, training programs will be developed and roles and responsibilities may be reassigned, as appropriate.

•	Segment management is in the process of recruiting a new finance manager for this site. As an interim measure, the monthly financial close process will be supervised by a divisional finance director with secondary review by a manager from the corporate consolidation group.

Management believes that implementation of these actions will remediate the material weaknesses described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 27, 2005 (the “2005 Proxy Statement”), and the information presented under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K/A, is incorporated herein by reference.

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

The information presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” in Part II of this Form 10-K/A is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of Item 8 of this report:

(i)	Financial Statements

•	Consolidated Statement of Income — Years ended January 2, 2005 (Restated), December 28, 2003 and December 29, 2002;

•	Consolidated Balance Sheets — January 2, 2005 (Restated) and December 28, 2003;

•	Consolidated Statements of Cash Flows — Years ended January 2, 2005 (Restated), December 28, 2003 and December 29, 2002

•	Consolidated Statements of Shareholders’ Equity — Years ended January 2, 2005 (Restated), December 28, 2003 and December 29, 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(ii)	Financial Statement Schedules

Schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in our Consolidated Financial Statements or notes thereto.

(iii)	Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 75-77 hereof. Exhibits 10.1 — 10.29 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

August 17, 2005	By	/s/ JOEL K. MOSTROM
Joel K. Mostrom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2001, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Chesapeake Corporation, as adopted February 13, 1990, with amendments through February 24, 2004 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003, and incorporated herein by reference)

4.1	Amended and Restated Rights Agreement, dated as of February 21, 2001, between the Registrant and Computershare Investor Services, LLC, successor to Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.2	Second Amended and Restated Credit Agreement, dated as of February 23, 2004 (amending and restating the Amended and Restated Credit Agreement, dated as of February 8, 2001, as previously amended), among Chesapeake Corporation, Chesapeake U.K. Holdings Limited, Chesapeake UK Acquisitions PLC, Boxmore International Limited, and Field Group plc, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wachovia Bank, National Association, as the Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc., as the Syndication Agents, HSBC Bank plc, as the Documentation Agent, and Wachovia Capital Markets, LLC, as a Co-Lead Arranger and the Sole Book Runner, and Banc of America Securities LLC and Citicorp North America, Inc, as Co-Lead Arrangers (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2004, and incorporated herein by reference)

4.3	Indenture, dated as of November 19, 2001, between the Registrant and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Form S-4 Registration Statement No. 333-75296, and incorporated herein by reference)

4.4	Indenture, dated as of December 8, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee (filed with the Original Filing)

4.5	Form of the Registrant’s 7% Senior Subordinated Notes due 2014 (filed with the Original Filing)

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of
Regulation S-K.

10.1*	1987 Stock Option Plan (filed as Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987, and incorporated herein by reference)

10.2*	Directors’ Deferred Compensation Plan (filed as Exhibit VII to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.3*	Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478, and incorporated herein by reference)

10.4*	Executive Supplemental Retirement Plan (filed as Exhibit VI to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.5*	Retirement Plan for Outside Directors (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)

10.6*	Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.7*	Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

10.8*	Chesapeake Corporation Directors’ Stock Option and Deferred Compensation Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.9*	Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.10*	Chesapeake Corporation 1997 Incentive Plan (filed as exhibit 4.5 to Form S-8 Registration Statement No. 333-30763 and incorporated herein by reference)

10.11*	Employment and Severance Benefit Agreement, dated as of July 17, 1997, with Thomas H. Johnson (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.12*	First Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of September 13, 1999 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.13*	Second Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of August 28, 2001 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference)

10.14*	Third Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of April 22, 2003 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.15*	Fourth Amendment to Employment and Severance Benefit Agreement with Thomas H. Johnson, dated as of January 3, 2005 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.16*	Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.17*	First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of January 3, 2005 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.18*	Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of March 3, 1999 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.19*	First Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of September 13, 1999 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.20*	Second Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of April 22, 2003 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.21*	Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.22*	First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of January 3, 2005 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.23*	Executive Employment Agreement with Martin H. O’Connell, dated March 24, 1999 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002, and incorporated herein by reference)

10.24*	Amendments, effective December 31, 2004, to the Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated December 31, 2004, and incorporated herein by reference)

10.25*	Written Statement of Terms and Conditions of Employment, dated as of October 24, 2003, with Neil Rylance, (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.26*	First Amendment to Written Statement of Terms and Conditions of Employment with Neil Rylance, dated as of January 3, 2005, (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.27*	Executive Employment Agreement, dated as of April 22, 2003, with Joel K. Mostrom (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.28*	First Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of January 3, 2005 (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.29*	2005 Base Salaries and Long-Term Incentive Awards for Named Executive Officers (filed with the Original Filing)

11.1	Computation of Net Income Per Share of Common Stock, filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith

21.1	Subsidiaries (filed with the Original Filing)

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Risk factors (filed with the Original Filing)

*	Indicates management contract or compensatory plan or arrangement.