Form 10-Q/A
period 2005-04-03
CHESAPEAKE CORP /VA/
filed 2005-08-18
CIK 19731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares of $1.00 par value common stock outstanding as of August 15, 2005: 19,705,755 shares.

CHESAPEAKE CORPORATION

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005

Introductory Note

On August 11, 2005, the Company filed a Form 8-K relating to the restatement of the Company’s financial statements as of and for the year ended January 2, 2005 and for the financial statements as of and for the quarter ended April 3, 2005. On August 17, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K to restate the consolidated financial statements as of and for the year ended January 2, 2005, and for all of the quarterly periods in the year ended January 2, 2005. The results for the quarter ended April 3, 2005 and April 4, 2004 and the balance sheet as of April 3, 2005 and January 2, 2005, included herein are restated. Please refer to Note 1 to the consolidated financial statements included herein as well as to Note 1 to the consolidated financial statements in the Form 10-K/A for additional information with respect to the restatement.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data; unaudited)

	Quarters Ended
	Apr. 3, 2005 (Restated)	Apr. 4, 2004 (Restated)
Net sales	$272.4	$263.6

Costs and expenses:
Cost of products sold	225.1	219.9
Selling, general and administrative expenses	37.9	33.2
Other income, net	1.6	1.8

Earnings from continuing operations before interest and taxes	11.0	12.3

Interest expense, net	8.9	11.3

Income from continuing operations before taxes	2.1	1.0

Income tax expense	0.8	0.4

Income from continuing operations	$1.3	$0.6

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $0.1	—	(0.2)
Gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.1	0.7	0.2

Net income	$2.0	$0.6

Basic earnings per share:
Earnings from continuing operations	$0.06	$0.04
Discontinued operations	0.04	—

Basic earnings per share	$0.10	$0.04

Diluted earnings per share:
Earnings from continuing operations	$0.06	$0.04
Discontinued operations	0.04	—

Diluted earnings per share	$0.10	$0.04

Weighted average number of common shares outstanding:
Basic	19.4	16.0

Diluted	19.4	16.1

Cash dividends declared per share of common stock	$0.22	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except shares and per share amounts; unaudited)

	Apr. 3, 2005 Restated	Jan. 2, 2005 Restated
ASSETS

Current assets:
Cash and cash equivalents	$21.3	$54.3
Accounts receivable (less allowance of $5.2 and $6.2)	153.9	148.8

Inventories:
Finished goods	62.7	64.6
Work-in-process	21.8	21.3
Materials and supplies	28.5	28.4

Total inventories	113.0	114.3

Prepaid expenses and other current assets	22.4	19.0
Income taxes receivable	0.5	0.5

Total current assets	311.1	336.9

Property, plant and equipment, net	404.9	427.2
Goodwill	681.8	694.6
Other assets	90.5	96.2

Total assets	$1,488.3	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, continued

(in millions, except shares and per share amounts; unaudited)

	Apr. 3, 2005 Restated	Jan. 2, 2005 Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$140.0	$141.7
Accrued expenses	84.4	81.4
Income taxes payable	25.5	26.2
Current maturities of long-term debt	22.9	64.1
Dividends payable	4.3	4.3

Total current liabilities	277.1	317.7

Long-term debt	364.2	364.8
Environmental liabilities	36.5	41.8
Pensions and postretirement benefits	76.3	77.1
Deferred income taxes	24.5	25.0
Other long-term liabilities	17.2	17.5

Total liabilities	795.8	843.9

Stockholders’ equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	—	—
Common stock, $1 par value; authorized, 60 million shares; outstanding 19.7 million shares and 19.6 million shares	19.7	19.6
Additional paid-in-capital	98.4	96.1
Unearned compensation	(5.7)	(3.7)
Accumulated other comprehensive income	58.3	74.9
Retained earnings	521.8	524.1

Total stockholders’ equity	692.5	711.0

Total liabilities and stockholders’ equity	$1,488.3	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Quarters Ended
	Apr. 3, 2005 Restated	Apr. 4, 2004 Restated
Operating activities:
Net income	$2.0	$0.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.8	16.2
Deferred income taxes	0.7	0.4
Gain on sales of property, plant and equipment	—	(0.5)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(10.4)	(4.1)
Inventories	(2.4)	2.2
Other assets	0.8	4.6
Accounts payable	2.3	0.3
Accrued expenses	4.5	2.2
Income taxes payable and receivable, net	—	14.8
Termination of interest rate swaps	(0.6)	6.4
Other	(0.8)	—

Net cash provided by operating activities	10.9	43.1

Investing activities:
Purchases of property, plant and equipment	(6.8)	(11.9)
Proceeds from sales of property, plant and equipment	—	1.1
Other	—	(0.3)

Net cash used in investing activities	(6.8)	(11.1)

Financing activities:
Net borrowings (payments) on lines of credit	29.7	(21.5)
Payments on long-term debt	(62.9)	(5.4)
Proceeds from long-term debt	0.6	0.2
Proceeds from issuance of common stock, net of issuance costs	—	82.6
Debt issue costs	—	(2.6)
Dividends paid	(4.3)	(3.4)

Net cash (used in) provided by financing activities	(36.9)	49.9
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.4

(Decrease) increase in cash and cash equivalents	(33.0)	83.3
Cash and cash equivalents at beginning of period	54.3	11.9

Cash and cash equivalents at end of period	$21.3	$95.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The January 2, 2005, consolidated balance sheet was derived from audited financial statements. As of April 4, 2004, the Land Development segment was liquidated, and this segment is accounted for as a discontinued operation (see Note 4). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to current presentations.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2005 contains 52 weeks, and fiscal year 2004 contained 53 weeks. The additional week in 2004 is included in the first quarter.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K/A; additional details on our significant accounting policies are provided therein. The results of operations for the 2005 interim period are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Chesapeake” or the “Company” are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Restatement of Financial Statements

As described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 2, 2005 (“Form 10-K/A”), we have restated our consolidated financial statements for the year ended January 2, 2005. This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” in our Notes to consolidated financial statements included in the Form 10-K/A, which provides further information on the nature and impact of the restatement.

The determination to restate these financial statements and selected financial information was made as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the quarter ended July 3, 2005, of accounting errors at one of the Company’s Plastic Packaging locations and related to the accounting for certain long-term incentive compensation.

As a result of the restatements, the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended April 4, 2004, July 4, 2004, October 3, 2004 and April 3, 2005, filed by the Company with the SEC should no longer be relied upon.

Certain amounts in other notes to our consolidated financial statements within this Form 10-Q have been restated to reflect the restatement described above. The following table sets forth the effects of the restatement on affected line items within our previously reported Consolidated Statements of Earnings for the three month periods ended April 3, 2005 and April 4, 2004, and Consolidated Balance Sheet as of April 3, 2005, and January 2, 2005. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

Consolidated Statement of Earnings

(in millions, except per share amounts)

	Quarter ended April 3, 2005		Quarter ended April 4, 2004
	As previously reported	As restated	As previously reported	As restated
Cost of products sold	$224.8	$225.1	$219.8	$219.9
Selling, general and administrative expenses	37.8	37.9	33.3	33.2
Earnings from continuing operations before interest and taxes	11.4	11.0	12.3	12.3
Income (loss) from continuing operations before taxes	2.5	2.1	1.0	1.0
Income tax expense (benefit)	0.9	0.8	0.3	0.4
Income (loss) from continuing operations	1.6	1.3	0.7	0.6
Net income (loss)	2.3	2.0	0.7	0.6

Basic earnings per share:
Income from continuing operations	$0.08	$0.06	$0.04	$0.04
Discontinued operations	0.04	0.04	—	—

Net income	$0.12	$0.10	$0.04	$0.04

Diluted earnings per share:
Earnings from continuing operations	$0.08	$0.06	$0.04	$0.04
Discontinued operations	0.04	0.04	—	—

Net income	$0.12	$0.10	$0.04	$0.04

Consolidated Balance Sheets

(in millions)

	April 3, 2005		January 2, 2005
	As previously reported	As restated	As previously reported	As restated
Inventories: Finished Goods	$62.7	$62.7	$64.7	$64.6
Total inventories	113.0	113.0	114.4	114.3
Prepaid expenses and other current assets	22.6	22.4	19.0	19.0
Total current assets	311.3	311.1	337.0	336.9
Property, plant and equipment, net	404.9	404.9	427.1	427.2
Total assets	1,488.5	1,488.3	1,554.9	1,554.9
Accounts payable	139.3	140.0	141.4	141.7
Accrued expenses	83.6	84.4	80.5	81.4
Income taxes payable	26.0	25.5	26.6	26.2
Total current liabilities	276.1	277.1	316.9	317.7
Total liabilities	794.8	795.8	843.1	843.9
Total stockholders’ equity	693.7	692.5	711.8	711.0
Total liabilities and stockholders’ equity	1,488.5	1,488.3	1,554.9	1,554.9

Stock-Based Compensation

We use the intrinsic value method of accounting for our stock option plans. Under the intrinsic value method, compensation cost is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the date of grant. See “New Accounting Pronouncements” for additional information regarding our method of accounting for stock options.

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

	Quarters Ended
(in millions, except per share data)	Apr. 3, 2005 Restated	Apr. 4, 2004 Restated
Stock-based compensation expense, net of tax, included in net income as reported	$0.1	$0.1

Net income as reported	$2.0	$0.6
Additional stock-based compensation expense, net of tax	0.2	0.2

Pro forma net income	$1.8	$0.4

Earnings per share
As reported:
Basic	$0.10	$0.04
Diluted	0.10	0.04
Pro forma:
Basic	$0.09	$0.03
Diluted	0.09	0.02

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

The stock-based compensation expense included in net income, as reported, principally represents the vesting of restricted stock under the Company’s long-term incentive program. Approximately 0.1 million shares were granted under this program during the first quarter of 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and it supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. As described previously in this note under the heading “Stock Options,” we currently use the intrinsic value method of accounting for our stock option plans as defined in APB Opinion No. 25. Based on this method, no compensation cost has been recognized for our stock options, as the stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant. We currently provide pro forma disclosures regarding the impact on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation expense, which is based upon a Black-Scholes option pricing model. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our financial statements in the future. SFAS 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt the new standard as of the beginning of fiscal year 2006 using the modified prospective method of transition, in which compensation cost for all share-based payments granted after the effective date is recognized in accordance with SFAS 123R, and compensation cost for unvested awards granted prior to the effective date is based on the requirements of SFAS 123 similar to the pro forma calculations provided herein. We are currently evaluating the impact this standard will have on our financial statements.

On March 29, 2005 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS 123R. Among other things, SAB 107 describes the SEC staff’s views on share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense in the financial statements and first-time adoption of SFAS 123R in an interim period.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

NOTE 2. EARNINGS PER SHARE (“EPS”)

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

NOTE 3. COMPREHENSIVE INCOME

Comprehensive (loss) income is as follows:

	Quarters Ended
(in millions)	Apr. 3, 2005 Restated	Apr. 4, 2004 Restated
Net income	$2.0	$0.6
Foreign currency translation	(16.8)	3.8
Change in fair market value of derivatives, net of tax	(1.1)	1.8
Minimum pension liability, net of tax	1.3	(1.8)

Comprehensive (loss) income	$(14.6)	$4.4

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

NOTE 5. INCOME TAXES (RESTATED)

The effective income tax rate from continuing operations for the first quarter of 2005 was approximately 38 percent compared to an effective income tax rate from continuing operations of 40 percent for the first quarter of 2004. See Note 8 for information regarding an IRS proposed adjustment.

NOTE 6. DEBT

In the first quarter of 2005, we paid $38.8 million principal amount of loan note maturities, and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2 percent notes which also matured during the first quarter.

In the first quarter of 2004 we terminated interest rate swaps and received a cash settlement of $6.4 million from the counterparties. This amount will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

NOTE 7. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the first quarters of 2005 and 2004 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
(in millions)	Apr. 3, 2005	Apr. 4, 2004	Apr. 3, 2005	Apr. 4, 2004	Apr. 3, 2005	Apr. 4, 2004
Service cost	$0.1	$0.1	$1.5	$1.2	$—	$—
Interest cost	1.0	1.0	5.1	4.2	0.2	0.2
Expected return on plan assets	(1.2)	(1.3)	(5.0)	(4.7)	—	—
Recognized actuarial loss	0.5	0.4	1.4	0.9	0.1	0.1

Net pension expense	$0.4	$0.2	$3.0	$1.6	$0.3	$0.3

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT’s share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT’s reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $32 million to $130 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments’ estimates of natural resource damages and WT’s share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

	First Quarter
(in millions)	2005	2004
Net sales from continuing operations:
Paperboard Packaging	$221.7	$219.1
Plastic Packaging	50.7	44.5

	$272.4	$263.6

EBIT (Restated):
Paperboard Packaging	$10.6	$11.1
Plastic Packaging (A)	5.0	5.0
Corporate	(4.6)	(3.8)

	$11.0	$12.3

Depreciation:
Paperboard Packaging	$12.3	$13.4
Plastic Packaging	2.4	2.7
Corporate	0.1	0.1

	$14.8	$16.2

(in millions)	Apr. 3, 2005	Jan. 2, 2005
Identifiable assets:
Paperboard Packaging	$1,208.7	$1,273.2
Plastic Packaging - Restated	183.9	183.2
Corporate	95.7	98.5

	$1,488.3	$1,554.9

(A)	Certain 2005 and 2004 amounts have been restated to reflect the correction of accounting errors discussed under “Restatement of Financial Statements” in Note 1, as follows:

	Quarter ended April 3, 2005		Quarter ended April 4, 2004
(in millions)	As reported	As restated	As reported	As restated
EBIT:
Plastic Packaging	$5.4	$5.0	$5.1	$5.0
Corporate	(4.6)	(4.6)	(3.9)	(3.8)

(in millions) As of April 3, 2005	As reported	As restated
Identifiable assets:
Plastic Packaging - Restated	184.1	183.9

NOTE 10. SUBSEQUENT EVENT

On April 18, 2005, the Company completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats (“Bourgeot”), to Autajon Group. The sale price was approximately Euro1.16 million ($1.5 million). The Company estimates that it will incur a pre-tax and after-tax, non-cash loss on the sale of approximately $3.5 million in the second quarter of 2005. The transaction is a sale of substantially all of the assets of the business, including machinery, equipment and inventory and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the business, including a lease for the plant building and the employer’s post-closing obligations for substantially all of the employee obligations and contracts. The Company will retain the accounts receivable of Bourgeot. Because the Company had not committed to the sale of the Bourgeot operation before quarter end, the Company has reported the assets of the Bourgeot operation as held for use as of April 3, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis reflects the restatement of our consolidated financial statements for the year ended January 2, 2005 and the quarters ended April 3, 2005 and April 4, 2004, as discussed in Note 1 to the consolidated financial statements.

In light of the restatement, readers should no longer rely on our previously filed financial statements for the quarters ended April 4, 2004, July 4, 2004, October 3, 2004 and April 3, 2005 and for the year ended January 2, 2005.

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

The following table sets forth first quarter net sales from continuing operations and EBIT by business segment:

Sales and EBIT by Segment

	Quarter Ended Apr. 3, 2005 Restated		Quarter Ended Apr. 4, 2004 Restated
(in millions)	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$221.7	$10.6	$219.1	$11.1
Plastic Packaging	50.7	5.0	44.5	5.0
Corporate	—	(4.6)	—	(3.8)

Total	$272.4	$11.0	$263.6	$12.3

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

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of 2005 was $47.3 million compared to $43.7 million for the first quarter of 2004. This increase was due to changes in foreign currency exchange rates and approximately $1.4 million in start-up costs for our two new German facilities in the first quarter of 2004. Gross margin as a percentage of net sales was flat at 17 percent for each quarter.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales for the first quarter increased from 13 percent in 2004 to 14 percent in 2005, primarily as a result of increased pension expense and costs associated with strategic initiatives.

EBIT for the first quarter of 2005 was $11.0 million compared to EBIT of $12.3 million for the first quarter of 2004. In addition to the items noted above, foreign currency exchange rates increased EBIT for the first quarter of 2005 by approximately $0.7 million.

Net interest expense was $8.9 million for the first quarter of 2005, down $2.4 million compared to the first quarter of 2004. The decrease was primarily due to the redemption of higher rate debt in the second quarter of 2004 with a portion of the proceeds from the March 2004 common stock offering.

The effective income tax rate from continuing operations for the first quarter of 2005 was approximately 38 percent compared to an effective income tax rate from continuing operations of 40 percent for the first quarter of 2004.

Net income for the first quarter of 2005 was $2.0 million, or $0.10 per diluted share, compared to net income of 0.6 million, or $0.04 per diluted share, for the first quarter of 2004.

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

Segment Information

Paperboard Packaging

			Increase/(Decrease)
(in millions)	2005	2004	$	%
First Quarter:
Net sales	$221.7	$219.1	2.6	1.2
EBIT	10.6	11.1	(0.5)	(4.5)
EBIT margin %	4.8%	5.1%

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

Plastic Packaging

			Increase
(in millions)	2005	2004	$	%
First Quarter:
Net sales	$50.7	$44.5	6.2	13.9
EBIT - Restated	5.0	5.0	—	—
EBIT margin %	9.9%	11.2%

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

EBIT for the Plastic Packaging segment for the first quarter of 2005 was $5.0 million, flat compared to the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.3 million for the quarter, EBIT was down 6%. During the first quarter of 2005, increased sales in specialty chemical packaging were offset by a less favorable mix of products in food and beverage packaging and a lag in recovery of resin price increases.

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

Our debt at April 3, 2005, was $387.1 million, down $41.8 million compared to January 2, 2005. Our debt-to-capital ratio was 36 percent as of April 3, 2005, compared to 38 percent at January 2, 2005. (Capital consists of debt and stockholders’ equity.) The change in the ratio from year-end 2004 to first quarter-end 2005 is primarily due to the redemption of debt which matured during the first quarter of 2005.

We were in compliance with all of our debt covenants as of the end of the first quarter of 2005. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; and (d) deferred tax assets. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2004 fiscal year end.

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

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect,” and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; possible recessionary trends in United States and global economies; governmental policies and regulations; interest rates; fluctuations in currency translation rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports we file with the SEC.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K/A for the year ended January 2, 2005.

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

As discussed in Note 1 to the Consolidated Financial Statements, management of the Company has amended its Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (fiscal 2004), to restate the Company’s financial statements and related financial information for fiscal 2004 and for each of the quarters within the year, and to restate Management’s Report on Internal Control over Financial Reporting. The determination to restate these consolidated financial statements and other financial information was made as a result of management’s identification of accounting errors at the Company’s Plastic Packaging manufacturing facility in Crewe, England (“Crewe”), and related to the accounting for certain long-term incentive compensation.

As of April 3, 2005, the Company did not maintain effective controls over the preparation and approval of manual journal entries at Crewe. Specifically, the Company did not maintain effective independent review to ensure that manual journal entries were complete, valid and accurate. Furthermore, the Company did not maintain effective controls over the preparation and independent review of reconciliations for certain general ledger accounts at Crewe. These control deficiencies resulted in the misstatement through improper journal entries of the Crewe financial statement information by the Crewe finance director resulting in the misstatement of cost of products sold, income tax benefit and certain balance sheet accounts, including accounts payable, accrued expenses and income taxes payable that resulted in the restatement of the Company’s January 2, 2005 consolidated financial statements, each of the quarters within the fiscal year 2004, and the quarterly consolidated financial statements as of and for the quarter ended April 3, 2005. Additionally, these control deficiencies could result in a misstatement to net sales, cost of products sold, income tax benefit or expense and certain balance sheet accounts, including accounts receivable, accounts payable, accrued expenses and income taxes payable or receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Management of the Company, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 3, 2005. Based upon this re-evaluation and solely as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of April 3, 2005. Management has concluded that the accounting errors related to the accounting for certain long-term incentive compensation were not the result of a material weakness.

Remediation of Material Weaknesses

Management has taken, or is in the process of taking, the following steps with respect to the control deficiencies at Crewe:

•	All significant accounts impacted by the control deficiencies have been properly reconciled.

•	The interface between the general ledger and financial reporting systems will be automated, reducing the frequency of and need for manual intervention.

•	Manual journal entries initiated by the plant finance manager will be reviewed by the divisional finance director.

•	Management will conduct comprehensive walkthroughs of the business processes and internal controls at this site. As a result of this process, training programs will be developed and roles and responsibilities may be reassigned, as appropriate.

•	Division management is in the process of recruiting a new finance manager for this site. As an interim measure, the monthly financial close process will be supervised by a divisional finance director with secondary review by a manager from the corporate consolidation group.

To the extent they have been implemented, the changes in the Company’s internal controls over financial reporting described in the preceding paragraph were implemented subsequent to the quarter ended April 3, 2005. There was no change in our internal control over financial reporting during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHESAPEAKE CORPORATION
(Registrant)

Date: August 17, 2005	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)