Form 10-Q
period 2005-07-03
CHESAPEAKE CORP /VA/
filed 2005-08-18
CIK 19731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

19,705,755 shares.

CHESAPEAKE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

Introductory Note

On August 11, 2005, the Company filed a Form 8-K relating to the restatement of the Company’s financial statements as of and for the year ended January 2, 2005 and for the financial statements as of and for the quarter ended April 3, 2005. On August 17, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K to restate the consolidated financial statements as of and for the year ended January 2, 2005, and for all of the quarterly periods in the year ended January 2, 2005. The results for the quarter and six months ended July 4, 2004, and the balance sheet as of January 2, 2005, included herein are restated. Please refer to Note 1 to the consolidated financial statements included herein as well as to Note 1 to the consolidated financial statements in the Form 10-K/A for additional information with respect to the restatement.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	Jul. 3, 2005	Jul. 4, 2004 Restated	Jul. 3, 2005	Jul. 4, 2004 Restated
Net sales	$259.9	$239.3	$532.3	$502.9

Costs and expenses:
Cost of products sold	215.1	196.6	440.2	416.5
Selling, general and administrative expenses	34.9	34.4	72.8	67.6
Loss on divestitures and plant closures	6.4	—	6.4	—
Other income, net	4.7	2.3	6.3	4.1

Earnings from continuing operations before interest and taxes	8.2	10.6	19.2	22.9

Interest expense, net	8.1	8.6	17.0	19.9
Loss on extinguishment of debt	—	8.4	—	8.4

Income (loss) from continuing operations before taxes	0.1	(6.4)	2.2	(5.4)

Income tax expense (benefit)	2.1	(6.0)	2.9	(5.6)

Income (loss) from continuing operations	$(2.0)	$(0.4)	$(0.7)	$0.2

Discontinued operations:
Loss from discontinued operations, net of income tax expense benefit of $0.1	—	—	—	(0.2)
Gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.1 for six months ended July 3, 2005 and July 4, 2004, respectively	—	—	0.7	0.2

Net (loss) income	$(2.0)	$(0.4)	$—	$0.2

Basic earnings per share:
Income from continuing operations	$(0.10)	$(0.02)	$(0.04)	$0.01
Discontinued operations	—	—	0.04	—

Net (loss) income	$(0.10)	$(0.02)	$—	$0.01

Diluted earnings per share:
Earnings from continuing operations	$(0.10)	$(0.02)	$(0.04)	$0.01
Discontinued operations	—	—	0.04	—

Net (loss) income	$(0.10)	$(0.02)	$—	$0.01

Weighted average number of common shares outstanding:
Basic	19.4	19.3	19.4	17.7

Diluted	19.4	19.3	19.4	17.7

Cash dividends declared per share of common stock	$0.22	$0.22	$0.44	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except shares; unaudited)

	Jul. 3, 2005	Jan. 2, 2005 Restated
ASSETS

Current assets:
Cash and cash equivalents	$16.6	$54.3
Accounts receivable (less allowance of $4.1 and $6.2)	150.9	148.8

Inventories:
Finished goods	65.4	64.6
Work-in-process	20.4	21.3
Materials and supplies	28.2	28.4

Total inventories	114.0	114.3

Prepaid expenses and other current assets	23.7	19.5

Total current assets	305.2	336.9

Property, plant and equipment, net	366.1	427.2
Goodwill	642.1	694.6
Other assets	83.9	96.2

Total assets	$1,397.3	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, continued

(in millions, except shares and par values; unaudited)

	Jul. 3, 2005	Jan. 2, 2005 Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$139.3	$141.7
Accrued expenses	77.7	81.4
Income taxes payable	24.9	26.2
Current maturities of long-term debt	14.0	64.1
Dividends payable	4.3	4.3

Total current liabilities	260.2	317.7

Long-term debt	359.7	364.8
Environmental liabilities	33.7	41.8
Pensions and postretirement benefits	64.1	77.1
Deferred income taxes	22.9	25.0
Other long-term liabilities	13.8	17.5

Total liabilities	754.4	843.9

Stockholders’ equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	—	—
Common stock, $1 par value; authorized, 60 million shares; outstanding 19.7 million shares and 19.6 million shares	19.7	19.6
Additional paid-in capital	98.5	96.1
Unearned compensation	(5.3)	(3.7)
Accumulated other comprehensive income	14.5	74.9
Retained earnings	515.5	524.1

Total stockholders’ equity	642.9	711.0

Total liabilities and stockholders’ equity	$1,397.3	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended
	Jul. 3, 2005	Jul. 4, 2004 Restated
Operating activities:
Net (loss) income	$—	$0.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.3	31.2
Deferred income taxes	0.4	(11.8)
Loss on extinguishment of debt	—	8.4
Loss on divestitures and plant closures	6.4	—
Gain on sales of property, plant and equipment	(1.2)	(0.7)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(15.8)	0.4
Inventories	(12.2)	(5.6)
Other assets	1.6	5.3
Accounts payable	10.6	(0.7)
Accrued expenses	(1.3)	(7.1)
Income taxes payable and receivable, net	0.1	24.8
Termination of interest rate swaps	—	6.4
Premium paid for early extinguishment of debt	—	(6.9)
Contributions to defined benefit pension plans	(14.7)	(11.0)
Other	5.9	5.1

Net cash provided by operating activities	9.1	38.0

Investing activities:
Purchases of property, plant and equipment	(15.9)	(23.4)
Proceeds from sales of property, plant and equipment	2.8	2.0
Other	—	0.7

Net cash used in investing activities	(13.1)	(20.7)

Financing activities:
Net borrowings (payments) on lines of credit	41.6	(30.3)
Payments on long-term debt	(67.8)	(81.5)
Proceeds from long-term debt	2.5	6.0
Proceeds from issuance of common stock, net of issuance costs	—	92.2
Debt issue costs	—	(2.6)
Dividends paid	(8.5)	(7.6)

Net cash used in financing activities	(32.2)	(23.8)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.5

Decrease in cash and cash equivalents	(37.7)	(5.0)
Cash and cash equivalents at beginning of period	54.3	11.9

Cash and cash equivalents at end of period	$16.6	$6.9

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2005 interim periods are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Chesapeake” or the “Company” are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Restatement of Prior Period Financial Statements

As described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 2, 2005 (“Form 10-K/A”), we have restated our consolidated financial statements for the year ended January 2, 2005. This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” in our Notes to consolidated financial statements included in the Form 10-K/A, which provides further information on the nature and impact of the restatement. In addition, we have restated our consolidated financial statements for the quarter ended April 3, 2005.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As a result of the restatements, the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended April 4, 2004, July 4, 2004, October 3, 2004 and April 3, 2005, filed by the Company with the SEC should no longer be relied upon.

Certain amounts in other notes to our consolidated financial statements within this Form 10-Q have been restated to reflect the restatement described above. The following table sets forth the effects of the restatement on affected line items within our previously reported Consolidated Statements of Earnings for the three and six month periods ended July 4, 2004, and Consolidated Balance Sheet as of January 2, 2005. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

Consolidated Statement of Earnings

(in millions, except per share amounts)

	Quarter ended July 4, 2004		Six months ended July 4, 2004
	As previously reported	As restated	As previously reported	As restated
Cost of products sold	$195.9	$196.6	$415.7	$416.5
Selling, general and administrative expenses	34.5	34.4	67.8	67.6
Earnings from continuing operations before interest and taxes	11.2	10.6	23.5	22.9
Income (loss) from continuing operations before taxes	(5.8)	(6.4)	(4.8)	(5.4)
Income tax expense (benefit)	(5.8)	(6.0)	(5.5)	(5.6)
Income (loss) from continuing operations	—	(0.4)	0.7	0.2
Net income (loss)	—	(0.4)	0.7	0.2

Basic earnings per share:
Income from continuing operations	$—	$(0.02)	$0.04	$0.01
Discontinued operations	—	—	—	—

Net income	$—	$(0.02)	$0.04	$0.01

Diluted earnings per share:
Earnings from continuing operations	$—	$(0.02)	$0.04	$0.01
Discontinued operations	—	—	—	—

Net income	$—	$(0.02)	$0.04	$0.01

Consolidated Balance Sheets

(in millions)

	January 2, 2005
	As previously reported	As restated
Inventories: Finished Goods	$64.7	$64.6
Total inventories	114.4	114.3
Total current assets	337.0	336.9
Property, plant and equipment, net	427.1	427.2
Total assets	1,554.9	1,554.9
Accounts payable	141.4	141.7
Accrued expenses	80.5	81.4
Income taxes payable	26.6	26.2
Total current liabilities	316.9	317.7
Total liabilities	843.1	843.9
Total stockholders’ equity	711.8	711.0
Total liabilities and stockholders’ equity	1,554.9	1,554.9

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	Quarters Ended		Six Months Ended
	Jul. 3, 2005	Jul. 4, 2004 Restated	Jul. 3, 2005	Jul. 4, 2004 Restated
Stock-based compensation expense, net of tax, included in net income (loss) as reported	$0.3	$0.1	$0.4	$0.2

Net income (loss) as reported	$(2.0)	$(0.4)	$—	$0.2
Additional stock-based compensation expense, net of tax	0.2	0.2	0.4	0.4

Pro forma net income (loss)	$(2.2)	$(0.6)	$(0.4)	$(0.2)

Earnings (loss) per share
As reported:
Basic	$(0.10)	$(0.02)	$—	$0.01
Diluted	(0.10)	(0.02)	—	0.01
Pro forma:
Basic	$(0.11)	$(0.03)	$(0.02)	$(0.01)
Diluted	(0.11)	(0.03)	(0.02)	(0.01)

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

The stock-based compensation expense included in net income (loss), as reported, principally represents the vesting of restricted stock under the Company’s long-term incentive program. Approximately 0.1 million shares were granted under this program during the first half of both 2005 and 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and it supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. We currently

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

use the intrinsic value method of accounting for our stock option plans as defined in APB Opinion No. 25. Based on this method, no compensation cost has been recognized for our stock options, as the stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant. We currently provide pro forma disclosures regarding the impact on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation expense, which is based upon a Black-Scholes option pricing model. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our financial statements in the future. SFAS 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt the new standard as of the beginning of fiscal year 2006 using the modified prospective method of transition, under which compensation cost for all share-based awards granted after the effective date is recognized in accordance with SFAS 123R, and compensation cost related to the unvested awards granted prior to the effective date is based on the requirements of SFAS 123 similar to the pro forma calculations provided herein. We are currently evaluating the impact this standard will have on our financial statements.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS 123R. Among other things, SAB 107 describes the SEC staff’s views on share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense in the financial statements and first-time adoption of SFAS 123R in an interim period.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

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

There was not a material amount of dilutive options as of July 3, 2005, or as of July 4, 2004, for purposes of calculating diluted EPS. As of July 3, 2005, and July 4, 2004, 1.5 million of potentially dilutive options were not included in the computation of diluted EPS, because the effect would be antidilutive.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Common Stock Public Offering

On March 15, 2004, Chesapeake completed the sale of 3.65 million shares of common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions, and expenses, were approximately $82.6 million. On April 8, 2004, the underwriters of the common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and expenses, were approximately $9.2 million. For information on the use of the proceeds, see Note 7.

NOTE 3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended		Six Months Ended
	Jul. 3, 2005	Jul. 4, 2004 Restated	Jul. 3, 2005	Jul. 4, 2004 Restated
Net (loss) income	$(2.0)	$(0.4)	$—	$0.2
Foreign currency translation	(44.5)	4.5	(61.3)	8.3
Change in fair market value of derivatives, net of tax	(2.7)	(1.4)	(3.8)	0.4
Minimum pension liability, net of tax	3.4	—	4.7	(1.8)

Comprehensive (loss) income	$(45.8)	$2.7	$(60.4)	$7.1

NOTE 4. LOSS ON DIVESTITURES AND PLANT CLOSURES

Loss on Divestiture of Bourgeot:

On April 18, 2005, the Company completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats (“Bourgeot”), to Autajon Group. The sale price was €1.16 million (approximately $1.5 million at the sale date). The Company incurred a pre-tax and after-tax, non-cash loss on the sale of $3.0 million in the second quarter of 2005, which is included in “loss on divestitures and plant closures” in the accompanying consolidated statement of earnings. The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts. The Company retained the trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date.

Loss on Write-Down of CPI Notes:

In connection with the 2001 divestiture of Consumer Promotions International, Inc. (“CPI”), a component of the Company’s former Merchandising and Specialty Packaging segment, the Company provided seller financing for a portion of the proceeds through receipt of subordinated promissory notes. Included in the promissory notes were term notes of approximately $5.0 million and performance notes payable based on the post-sale performance of CPI of approximately $13.6 million. The performance notes have been fully reserved from the date of divestiture because payments due on the notes were contingent on future events which were not viewed as probable and determinable.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The $5.0 million term notes were recorded at fair value on the date of sale, and under the terms of the notes, have been adjusted to reflect accrued interest through December 31, 2003. Beginning in 2004, CPI began paying interest on the notes and has paid interest currently through the first quarter of 2005.

In July 2005 CPI informed the Company of its inability to continue interest payments under the term notes. Also, CPI provided the Company with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, we have written down the value of these notes to zero in the second quarter of 2005 and will recognize recoveries, if any, on a cash basis in future periods. This loss of $3.4 million has been classified as “loss on divestitures and plant closures” in the accompanying consolidated statement of earnings.

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

NOTE 6. INCOME TAXES

The effective tax rate for the second quarter and first half of 2005 reflects the inability to currently recognize benefits for losses in the U.S. and France. The income tax benefit recorded in the second quarter and first half of 2004 included $2.6 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in deferred tax liabilities as a result of a reduction in the Belgian statutory income tax rate. See Note 9 for information regarding a United States Internal Revenue Service (“IRS”) proposed adjustment.

NOTE 7. DEBT

In the first quarter of 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2 percent notes which also matured during the first quarter.

In the first quarter of 2004 we terminated interest rate swaps and received a net cash settlement of $6.4 million from the counterparties. This amount will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On April 19, 2004, $82.6 million of the net proceeds from our common stock offering (see Note 2 for more details on the common stock offering) was used to redeem 40.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a redemption price equal to 110.375 percent of the principal amount plus accrued and unpaid interest. The cost of extinguishing this debt early, which primarily consisted of the redemption premium of 10.375 percent and a write-off of deferred financing fees, was approximately $8.4 million. The remaining net proceeds from the public stock offering of approximately $9.0 million were used to repay outstanding borrowings under our senior credit facility.

NOTE 8. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters and the six month periods ended July 3, 2005, and July 4, 2004, were as follows:

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
	Jul. 3, 2005	Jul. 4, 2004	Jul. 3, 2005	Jul 4, 2004	Jul. 3, 2005	Jul. 4, 2004
Quarter Ended:

Service cost	$0.2	$0.1	$1.5	$1.1	$—	$—
Interest cost	0.9	1.0	5.0	4.1	0.2	0.3
Expected return on plan assets	(1.2)	(1.3)	(5.0)	(4.6)	—	—
Recognized actuarial loss	0.6	0.3	1.4	0.9	0.1	0.1

Net pension expense	$0.5	$0.1	$2.9	$1.5	$0.3	$0.4

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
	Jul. 3, 2005	Jul. 4, 2004	Jul. 3, 2005	Jul. 4, 2004	Jul. 3, 2005	Jul. 4, 2004
Six Months Ended:

Service cost	$0.3	$0.2	$3.0	$2.3	$—	$—
Interest cost	1.9	2.0	10.1	8.3	0.4	0.5
Expected return on plan assets	(2.4)	(2.6)	(10.0)	(9.3)	—	—
Recognized actuarial loss	1.1	0.7	2.8	1.8	0.2	0.2

Net pension expense	$0.9	$0.3	$5.9	$3.1	$0.6	$0.7

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our accrued environmental liabilities totaled approximately $45.7 million as of July 3, 2005, of which $12 million was considered short-term, and $46.9 million as of January 2, 2005, of which $5.1 million was considered short-term.

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

On March 26, 2001, the SEC issued a formal order that a private investigation be conducted concerning matters related to our financial reporting. The investigation was based on SEC inquiries arising out of our restatements of earnings in 2000 related to the U.S. Display business which was included in our former Merchandising and Specialty Packaging segment. The U.S. Display business was sold in 2001. On October 21, 2004, the staff of the SEC notified the Company and four of our former employees that the staff of the SEC had preliminarily decided to recommend that the SEC file civil enforcement actions against the Company and those former employees based on alleged violations of U.S. securities laws related to issues surrounding the earnings restatements in 2000. In May 2005 we reached an agreement with the SEC on a final settlement resolving its investigation into this matter. As part of the settlement, the Company agreed, without admitting or denying any wrongdoing, to an injunction against future violations of certain antifraud, financial reporting and internal controls provisions of the federal securities laws. No financial penalty was imposed on the Company.

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

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential “losses” (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys’ fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or “basket.” Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of July 3, 2005, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of July 3, 2005, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of July 3, 2005, we believe our liability under such service agreements was immaterial.

NOTE 10. SEGMENT DISCLOSURE

We currently conduct our business in two segments: the Paperboard Packaging segment and the Plastic Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco; and food and household. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate. Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. EBIT by segment excludes any gains or losses related to business divestitures and plant closures. As discussed in Note 4, during the second quarter we sold our French wine and spirits label operation, Bourgeot, for a loss of $3.0 million and recorded a charge of $3.4 million for the write down of a promissory note received as consideration on the 2001 sale of CPI, a component of the Company’s former Merchandising and Specialty Packaging segment. Bourgeot was formerly an operation of the Company’s Paperboard Packaging segment. The following tables summarize the net sales from continuing operations; EBIT; depreciation; and identifiable assets for each of our segments:

CHESAPEAKE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Second Quarter		Year to Date
	2005	2004	2005	2004
Net sales:
Paperboard Packaging	$213.4	$197.8	$435.1	$416.9
Plastic Packaging	46.5	41.5	97.2	86.0

	$259.9	$239.3	$532.3	$502.9

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$15.0	$11.1	$25.6	$22.2
Plastic Packaging – Restated for 2004 (A)	3.9	3.5	8.9	8.5
Corporate – Restated for 2004 (A)	(4.3)	(4.0)	(8.9)	(7.8)
Loss on Divestitures and Plant Closures	(6.4)	—	(6.4)	—

	$8.2	$10.6	$19.2	$22.9

Depreciation expense:
Paperboard Packaging	$12.0	$12.3	$24.3	$25.7
Plastic Packaging	2.5	2.6	4.9	5.3
Corporate	—	0.1	0.1	0.2

	$14.5	$15.0	$29.3	$31.2

(in millions)	Jul. 3, 2005	Jan. 2, 2005
Identifiable assets:
Paperboard Packaging	$1,132.1	$1,273.2
Plastic Packaging	173.4	183.2
Corporate	91.8	98.5

	$1,397.3	$1,554.9

(A)	Certain 2004 amounts have been restated to reflect the correction of accounting errors discussed under “Restatement of Prior Period Financial Results” in Note 1, as follows:

	Quarter ended July 4, 2004		Six months ended July 4, 2004
	As previously reported	As restated	As previously reported	As restated
Plastic Packaging EBIT	$4.2	$3.5	$9.3	$8.5
Corporate EBIT	(4.1)	(4.0)	(8.0)	(7.8)

NOTE 11. SUBSEQUENT EVENT

On August 2, 2005, the company entered into a definitive agreement (the “Stock Purchase Agreement”) with Impaxx Pharmaceutical Packaging Group, Inc. (“Arlington Press”) to acquire all of the issued and outstanding stock of Arlington Press for $65 million, subject to a post-closing working capital purchase price adjustment.

The acquisition of Arlington Press is subject to antitrust review and other customary closing conditions. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnities made by the parties to each other.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis reflects the restatement of our consolidated financial statements for the year ended January 2, 2005 and the quarter ended April 3, 2005, as discussed in Note 1 to the consolidated financial statements.

In light of the restatement, readers should no longer rely on our previously filed financial statements for the quarters ended April 4, 2004, July 4, 2004, October 3, 2004 and April 3, 2005 and for the year ended January 2, 2005.

Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 10 to the Consolidated Financial Statements, EBIT by segment excludes any gains or losses related to business divestitures and plant closures. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth second quarter and year-to-date net sales from continuing operations and EBIT by business segment and on a consolidated basis:

Sales and EBIT by Segment and Consolidated

(in millions)	Quarter Ended Jul. 3, 2005		Quarter Ended Jul. 4, 2004 (Restated)		Six Months Ended Jul. 3, 2005		Six Months Ended Jul. 4, 2004 (Restated)
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$213.4	$15.0	$197.8	$11.1	$435.1	$25.6	$416.9	$22.2
Plastic Packaging	46.5	3.9	41.5	3.5	97.2	8.9	86.0	8.5
Corporate	—	(4.3)	—	(4.0)	—	(8.9)	—	(7.8)
Loss on Divestitures and Plant Closures	—	(6.4)	—	—	—	(6.4)	—	—

Total	$259.9	$8.2	$239.3	$10.6	$532.3	$19.2	$502.9	$22.9

Net sales from continuing operations for the second quarter of 2005 were $259.9 million, an increase of $20.6 million over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $8.0 million, sales were up 5 percent for the quarter. The increase in net sales resulted primarily from improved sales volumes in the international and branded, tobacco and pharmaceutical and healthcare packaging markets in the Paperboard Packaging segment and increased volumes in the specialty chemical and food and beverage packaging sectors in the Plastic Packaging segment, as well as increased net selling prices in the Plastic Packaging segment as a result of the partial pass through of resin price increases.

Net sales from continuing operations for the first half of 2005 were $532.3 million, an increase of $29.4 million over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $18.6 million, sales were up 2 percent for the first half of the year. The increase in net sales for the first half of 2005 was driven by strong sales volumes within the tobacco and international and branded packaging sectors in the Paperboard Packaging segment. Pharmaceutical and healthcare packaging volume in the first half of 2005 was essentially even with a strong first half in 2004. Sales in the first half of 2005 were also benefited by the partial pass through of resin price increases in our Plastic Packaging segment.

Gross margin, which is defined as net sales less cost of products sold, for the second quarter of 2005 was $44.8 million compared to $42.7 million for the second quarter of 2004. As a percentage of sales, gross margin was 17 percent during the second quarter of 2005 compared to 18 percent during the second quarter of 2004. This decrease is due in part to an increase in pension costs. Gross margin was $92.1 million for the first half of 2005 compared to gross margin of $86.4 for the same period in 2004. As a percentage of sales, gross margin remained flat at 17 percent for both the first half of 2005 and 2004.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales remained flat at approximately 14 percent for the second quarter and first half of 2005 compared to the same periods in 2004.

Loss on divestitures and plant closures includes the pre and after tax loss on the sale of our French wine and spirits label business, Bourgeot, in the amount of $3.0 million. Also included in loss on divestitures and plant closures is the pre and after tax loss related to the write-down of the CPI promissory notes in the amount of $3.4 million.

EBIT for the second quarter of 2005 was $8.2 million compared to EBIT of $10.6 million for the second quarter of 2004. Losses on divestitures and plant closures reduced EBIT by $6.4 million in the second quarter of 2005. In addition, changes in foreign currency exchange rates increased EBIT for the second quarter of 2005 by approximately $0.5 million. EBIT for the first half of 2005 was $19.2 million compared to EBIT of $22.9 million for the first half of 2004. Losses on divestitures and plant closures reduced EBIT by $6.4 million in the first half of 2005. Changes in foreign currency exchange rates increased EBIT by approximately $1.1 million for the first half of 2005.

Net interest expense was $8.1 million for the second quarter of 2005 and $17.0 million for the first half of 2005, down $0.5 million and $2.9 million compared to the second quarter and first half of 2004, respectively. The decreases in net interest expense for both the second quarter and first half of 2005 were primarily due to the redemption of higher-rate debt in the second quarter of 2004 with a portion of the proceeds from the March 2004 common stock offering.

The effective tax rate for the second quarter and first half of 2005 reflects the inability to currently recognize benefits for losses in the U.S. and for the loss incurred on the sale of Bourgeot. The income tax benefit recorded in the second quarter and first half of 2004 included $2.6 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in deferred tax liabilities as a result of a reduction in the Belgian statutory income tax rate. See Note 9 to the consolidated financial statements for information regarding an IRS proposed adjustment.

Net loss for the second quarter of 2005 was $2.0 million, or $0.10 per diluted share, compared to a net loss of $0.4 million, or $0.02 per diluted share, for the second quarter of 2004. Net income for the first half of 2005 was breakeven compared to net income of $0.2 million, or $0.01 per diluted share, in the first half of 2004.

Discontinued Operations

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004, the Land Development segment was liquidated and, as a result, this segment is now accounted for as a discontinued operation.

Discontinued operations in 2005 primarily represent the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

Subsequent Event

On August 5, 2005, the company announced an agreement to acquire Impaxx Pharmaceutical Packaging Group, Inc. (“Arlington Press”) for $65 million, subject to a working capital adjustment. Arlington Press is the leading supplier of leaflets to the pharmaceutical market in North America. The acquisition is expected to be accretive to earnings in 2005.

Segment Information

Paperboard Packaging

(dollars in millions)			Increase
	July 3, 2005	July 4, 2004	$	%
Six months ended:
Net sales	$435.1	$416.9	18.2	4
EBIT	25.6	22.2	3.4	15
Operating margin	5.9%	5.3%

Second quarter ended:
Net sales	$213.4	$197.8	15.6	8
EBIT	15.0	11.1	3.9	35
Operating margin	7.0%	5.6%

Net sales for the Paperboard Packaging segment were $213.4 million for the second quarter of 2005, an increase of $15.6 million, or 8 percent, over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $6.7 million, sales were up 5 percent for the quarter. The increase in net sales resulted primarily from improved sales volume in alcoholic drinks packaging in the international and branded market, and increased volume in the tobacco and pharmaceutical and healthcare packaging markets.

Net sales for the Paperboard Packaging segment for the first half of 2005 were $435.1 million, an increase of $18.2 million, or 4 percent, over the first half of 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $14.8 million, net sales were up 1 percent for the first half of 2005. The increase in net sales for the first half of 2005 was primarily due to strong sales volume within the tobacco and international and branded packaging market. Pharmaceutical and healthcare packaging volume in the first half of 2005 was essentially even with a strong first half in 2004.

Earnings before interest and income taxes (EBIT) for the Paperboard Packaging segment was $15.0 million for the second quarter of 2005, an increase of $3.9 million, or 35 percent, compared to the second quarter of 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.3 million, EBIT was up 32 percent for the quarter. EBIT for the first half of 2005 was $25.6 million, an increase of $3.4 million, or 15 percent, over the first half of 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.6 million, EBIT was up 13 percent for the first half of 2005. The increase in EBIT for both the second quarter and first half of 2005 was principally attributable to the increased sales volumes discussed above, as well as the continued improved performance of two new German factories that began operations in early 2004. EBIT for the second quarter and first half of 2005 also included a gain of $1.3 million on the favorable settlement of a press installation claim against one of the company’s vendors. Increases in EBIT for the 2005 periods were partially offset by increased pension costs.

Plastic Packaging

(dollars in millions)			Increase/(Decrease)
	July 3, 2005	July 4, 2004 Restated	$	%
Six months ended:
Net sales	$97.2	$86.0	11.2	13
EBIT	8.9	8.5	0.4	5
Operating margin	9.2%	9.9%

Second quarter ended:
Net sales	$46.5	$41.5	5.0	12
EBIT	3.9	3.5	0.4	11
Operating margin	8.4%	8.4%

Net sales for the Plastic Packaging segment were $46.5 million for the second quarter of 2005, an increase of $5.0 million, or 12 percent, over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $1.3 million, net sales were up 9 percent for the quarter. The increase in net sales for the quarter was primarily due to strong volume in both the specialty chemical and food and beverage packaging markets, as well as increased net selling prices as a result of the partial pass through of resin price increases.

Net sales for the Plastic Packaging segment were $97.2 million for the first half of 2005, an increase of $11.2 million, or 13 percent, over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $3.8 million, net sales were up 9 percent for the first half of 2005. The increase in net sales for the period was similarly attributable to increased volumes and the partial pass through of resin price increases relative to the comparable 2004 period.

EBIT for the Plastic Packaging segment was $3.9 million for the second quarter of 2005, an increase of $0.4 million, or 11 percent, versus the second quarter of 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.2 million, EBIT was up 6 percent for the quarter. EBIT for the first half of 2005 was $8.9 million, an increase of $0.4 million, or 5 percent, compared to the first half of 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.5 million, EBIT was essentially flat compared to the first half of 2004. EBIT for both the second quarter and first half of 2005 was adversely affected by product mix, as well as by increases in resin prices that were not fully recovered through sales price increases.

Liquidity and Financial Position

Net cash provided by operating activities was $9.1 million for the first half of 2005, a decrease of $28.9 million from the first half of 2004. The decrease primarily reflects receipt of a $21.5 million income tax refund and $6.4 million from the termination of interest rate swaps in the first half of 2004 as well as an additional $3.7 million in pension funding in the first half of 2005.

Net cash used in investing activities in the first half of 2005 was $13.1 million compared to net cash used in investing activities of $20.7 million in the first half of 2004. The cash used in investing activities in 2005 and 2004 was primarily used for capital expenditures.

Net cash used in financing activities in the first half of 2005 was $32.2 million, compared to $23.8 million in the first half of 2004. During the first half of 2005 we made debt repayments of $67.8 million, offset in part by an increase in borrowings on our credit line of $41.6 million. During the first half of 2004 we completed the sale of 4.05 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and estimated expenses, were approximately $91.8 million. Cash provided by the common stock offering was more than offset by payments on lines of credit and long-term debt. We paid cash dividends of $8.5 million, or $0.44 per share, in the first half of 2005, and $7.6 million, or $0.44 per share, in the first half of 2004.

Our debt at July 3, 2005, was $373.7 million, down $55.2 million compared to January 2, 2005. Our debt-to-capital ratio was 37 percent as of July 3, 2005, compared to 38 percent at January 2, 2005. (Capital consists of debt and stockholders’ equity.) The change in the ratio from year-end 2004 to second quarter-end 2005 is primarily due to the redemption of debt which matured during the first quarter of 2005.

We were in compliance with all of our debt covenants as of the end of the second quarter of 2005. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our most recent Annual Report on Form 10-K/A have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; and (d) deferred tax assets. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2004 fiscal year end.

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

As of July 3, 2005, the Company did not maintain effective controls over the preparation and approval of manual journal entries at Crewe. Specifically, the Company did not maintain effective independent review to ensure that manual journal entries were complete, valid and accurate. Furthermore, the Company did not maintain effective controls over the preparation and independent review of reconciliations for certain general ledger accounts at Crewe. These control deficiencies resulted in the misstatement through improper journal entries of the Crewe financial statement information by the Crewe finance director resulting in the misstatement of cost of products sold, income tax benefit and certain balance sheet accounts, including accounts payable, accrued expenses, and income taxes payable that resulted in the restatement of the Company’s January 2, 2005 consolidated financial statements, each of the quarters within the fiscal year 2004, and the quarterly consolidated financial statements as of and for the quarter ended April 3, 2005. Additionally, these control deficiencies could result in a misstatement to net sales, cost of products sold, income tax benefit or expense and certain balance sheet accounts, including accounts receivable, accounts payable, accrued expenses and income taxes payable or receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Management of the Company, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 3, 2005. Based upon this re-evaluation and solely as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of July 3, 2005. Management has concluded that the accounting errors related to the accounting for certain long-term incentive compensation were not the result of a material weakness.

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

To the extent they have been implemented, the changes in the Company’s internal controls over financial reporting described in the preceding paragraph were implemented subsequent to the quarter ended July 3, 2005. There was no change in our internal control over financial reporting during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 9 of the Notes to Consolidated Financial Statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 27, 2005, the following business was transacted:

(1) Election of Directors -

All the nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Sir David Fell	17,847,343	217,284
Keith Gilchrist	17,738,904	325,723
John W. Rosenblum	17,359,813	704,814
Beverly L. Thelander	17,842,717	221,910

	Number of Shares For	Number of Shares Authority Withheld	Number of Shares Abstaining
(2) Approval of the 2005 Stock Incentive Plan	12,055,058	2,626,330	566,605

Item 5. Other Information

On August 12, 2005, the Company amended its existing employment agreements with the following officers: Thomas H. Johnson, Chairman of the Board of Directors & Chief Executive Officer; Andrew J. Kohut, President; J.P Causey Jr., Executive Vice President, Secretary & General Counsel; Joel K. Mostrom, Senior Vice President & Chief Financial Officer; Peter Lee, Vice President – Special Assistant to the Chairman of China Affairs; Michael D. Beverly, Associate General Counsel & Assistant Secretary; Candace C. Formacek, Treasurer; and Thomas G. Hayes, Controller.

The employment agreements for the above individuals were amended, as appropriate, to revise the date upon which the Company is required to provide notice of the non-renewal of such Executive’s employment agreement from September 1 to November 1 to accommodate changes to the regular meeting dates for committees of the Board of Directors.

The amendements are included herein as Exhibits 10.1 through 10.8

Item 6. Exhibits

(a)	Exhibits:

10.1	Fifth Amendment to the Employment and Severance Benefits Agreement with Thomas H. Johnson, dated as of August 12, 2005, filed herewith.

10.2	Second Amendment to the Employment and Severance Benefits Agreement with Andrew J. Kohut, dated as of August 12, 2005, filed herewith.

10.3	Second Amendment to the Employment and Severance Benefits Agreement with J.P. Causey Jr., dated as of August 12, 2005, filed herewith.

10.4	Second Amendment to the Employment and Severance Benefits Agreement with Joel K. Mostrom, dated as of August 12, 2005, filed herewith.

10.5	Second Amendment to the Employment and Severance Benefits Agreement with Peter L. Lee, dated as of August 12, 2005, filed herewith.

10.6	Second Amendment to the Employment and Severance Benefits Agreement with Michael D. Beverly, dated as of August 12, 2005, filed herewith.

10.7	First Amendment to the Employment and Severance Benefits Agreement with Candace Formacek, dated as of August 12, 2005, filed herewith.

10.8	First Amendment to the Employment and Severance Benefits Agreement with Thomas G. Hayes, dated as of August 12, 2005, filed herewith.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: August 17, 2005	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)