Form 10-Q
period 2005-10-02
CHESAPEAKE CORP /VA/
filed 2005-11-10
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Number of shares of $1.00 par value common stock outstanding as of November 8, 2005:
19,705,755 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Nine Months ended October 2, 2005 and October 3, 2004 (Restated) . . . . .. . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at October 2, 2005, and January 2, 2005	4
	Consolidated Statements of Cash Flows - Nine Months ended October 2, 2005, and October 3, 2004 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . .. . . .	30
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	30
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32
Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..		33

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 2, 2005	Oct. 3, 2004 Restated	Oct. 2, 2005	Oct. 3, 2004 Restated

Net sales	$254.8	$256.6	$787.1	$759.5

Costs and expenses:
Cost of products sold	210.6	211.5	650.8	628.0
Selling, general and administrative expenses	32.6	32.2	105.4	99.8
Loss on divestitures and plant closures	3.3	-	9.7	-
Other income, net	1.4	2.5	7.7	6.6

Earnings from continuing operations before interest and taxes	9.7	15.4	28.9	38.3

Interest expense, net	8.1	8.7	25.1	28.6
Loss on extinguishment of debt	0.5	-	0.5	8.4

Income from continuing operations before taxes	1.1	6.7	3.3	1.3
Income tax expense (benefit)	1.1	1.3	4.0	(4.3)

Income (loss) from continuing operations	$-	$5.4	$(0.7)	$5.6

Discontinued operations:
Loss from discontinued operations, net of income tax expense benefit of $0.1	-	-	-	(0.2)
Gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.1 for nine months ended October 2, 2005 and October 3, 2004, respectively	-	-	0.7	0.2

Net income	$-	$5.4	$-	$5.6

Basic earnings per share:
Income from continuing operations	$-	$0.28	$(0.04)	$0.31
Discontinued operations	-	-	0.04	-

Net income	$-	$0.28	$-	$0.31

Diluted earnings per share:
Earnings from continuing operations	$-	$0.28	$(0.04)	$0.31
Discontinued operations	-	-	0.04	-

Net income	$-	$0.28	$-	$0.31

Weighted average number of common shares outstanding:
Basic	19.4	19.3	19.4	18.2

Diluted	19.4	19.4	19.4	18.3

Cash dividends declared per share of common stock	$0.22	$0.22	$0.66	$0.66

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares; unaudited)

	Oct. 2, 2005	Jan. 2, 2005
ASSETS

Current assets:
Cash and cash equivalents	$24.4	$54.3
Accounts receivable (less allowance of $3.9 and $6.2)	157.5	148.8

Inventories:
Finished goods	67.5	64.6
Work-in-process	21.7	21.3
Materials and supplies	28.6	28.4

Total inventories	117.8	114.3

Prepaid expenses and other current assets	26.3	19.5

Total current assets	326.0	336.9

Property, plant and equipment, net	371.4	427.2
Goodwill	693.5	694.6
Other assets	79.5	96.2

Total assets	$1,470.4	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and par values; unaudited)

	Oct. 2, 2005	Jan. 2, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138.5	$141.7
Accrued expenses	94.7	81.4
Income taxes payable	24.1	26.2
Current maturities of long-term debt	12.2	64.1
Dividends payable	4.3	4.3

Total current liabilities	273.8	317.7

Long-term debt	426.0	364.8
Environmental liabilities	28.9	41.8
Pensions and postretirement benefits	64.5	77.1
Deferred income taxes	24.5	25.0
Other long-term liabilities	14.7	17.5

Total liabilities	832.4	843.9

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding 19.7 million shares and 19.6 million shares	19.7	19.6
Additional paid-in capital	97.9	96.1
Unearned compensation	(4.5)	(3.7)
Accumulated other comprehensive income	13.7	74.9
Retained earnings	511.2	524.1

Total stockholders' equity	638.0	711.0

Total liabilities and stockholders' equity	$1,470.4	$1,554.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Oct. 2, 2005	Oct. 3, 2004 Restated

Operating activities:
Net income	$-	$5.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.6	45.8
Deferred income taxes	1.8	(9.9)
Loss on extinguishment of debt	0.5	8.4
Loss on divestitures and plant closures	9.7	-
Gain on sales of property, plant and equipment	(1.3)	(1.1)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(19.2)	(4.2)
Inventories	(13.2)	(2.2)
Other assets	4.2	5.7
Accounts payable	8.6	1.4
Accrued expenses	4.4	(1.4)
Income taxes payable and receivable, net	(2.2)	20.7
Termination of interest rate swaps	-	6.4
Premium paid for early extinguishment of debt	(0.4)	(6.9)
Contributions to defined benefit pension plans	(17.6)	(13.1)
Other	9.6	6.9

Net cash provided by operating activities	28.5	62.1

Investing activities:
Acquisitions	(64.8)	-
Purchases of property, plant and equipment	(25.0)	(27.7)
Proceeds from divestitures and sales of property, plant and equipment	4.3	2.4
Other	0.1	0.7

Net cash used in investing activities	(85.4)	(24.6)

Financing activities:
Net borrowings on lines of credit	113.9	0.8
Payments on long-term debt	(77.1)	(126.7)
Proceeds from long-term debt	3.1	5.1
Proceeds from issuance of common stock, net of issuance costs	-	92.4
Debt issue costs	-	(2.6)
Dividends paid	(12.8)	(11.8)

Net cash provided by (used in) financing activities	27.1	(42.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.1

Decrease in cash and cash equivalents	(29.9)	(4.2)
Cash and cash equivalents at beginning of period	54.3	11.9

Cash and cash equivalents at end of period	$24.4	$7.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The January 2, 2005, restated consolidated balance sheet was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to current presentations.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2005 contains 52 weeks, and fiscal year 2004 contained 53 weeks. The additional week in 2004 is included in the first quarter.

These consolidated financial statements should be read in conjunction with the restated consolidated financial statements and the notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 2, 2005 ("Form 10-K/A"); additional details on our significant accounting policies are provided therein. The results of operations for the 2005 interim periods are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Restatement of Prior Period Financial Statements

As described in the Form 10-K/A, we have restated our consolidated financial statements for the year ended January 2, 2005 (fiscal 2004) and each of the quarters within fiscal 2004 as well as for the quarter ended April 3, 2005. This Note should be read in conjunction with Note 1, "Summary of Significant Accounting Policies" in our Notes to consolidated financial statements included in the Form 10-K/A, which provides further information on the nature and impact of the restatement.

The determination to restate these financial statements and selected financial information was made as a result of management's identification, in connection with the preparation of the Company's financial statements for the quarter ended July 3, 2005, of accounting errors at one of the Company's Plastic Packaging locations and related to the accounting for certain long-term incentive compensation. The accounting errors at Crewe resulted in a misstatement of cost of products sold, income tax benefit and certain balance sheet accounts, including accounts payable, accrued expenses and income taxes payable. The accounting errors related to long-term incentive compensation resulted in a misstatement of selling, general and administrative expenses, income taxes and unearned compensation.

As a result of the restatements, the interim consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the periods ended April 4, 2004, July 4, 2004 and October 3, 2004, filed by the Company with the SEC should no longer be relied upon.

Certain amounts in other notes to our consolidated financial statements within this Form 10-Q have been restated to reflect the restatement described above. The following table sets forth the effects of the restatement on affected line items within our previously reported Consolidated Statements of Earnings for the three and nine month periods ended October 3, 2004. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

Consolidated Statement of Earnings

(in millions, except per share amounts)
	Quarter Ended October 3, 2004		Nine Months Ended October 3, 2004
	As previously reported	As restated	As previously reported	As restated

Cost of products sold	$ 211.1	$ 211.5	$ 626.8	$ 628.0
Selling, general and administrative expenses	32.3	32.2	100.1	99.8
Earnings from continuing operations before interest and taxes	15.7	15.4	39.2	38.3
Income (loss) from continuing operations before taxes	7.0	6.7	2.2	1.3
Income tax expense (benefit)	1.5	1.3	(4.0)	(4.3)
Income from continuing operations	5.5	5.4	6.2	5.6
Net income	5.5	5.4	6.2	5.6

Basic earnings per share:
Income from continuing operations	$ 0.28	$ 0.28	$ 0.34	$ 0.31
Discontinued operations	-	-	-	-
Net income	$ 0.28	$ 0.28	$ 0.34	$ 0.31

Diluted earnings per share:
Earnings from continuing operations	$ 0.28	$ 0.28	$ 0.34	$ 0.31
Discontinued operations	-	-	-	-
Net income	$ 0.28	$ 0.28	$ 0.34	$ 0.31

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

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	Quarters Ended		Nine Months Ended
	Oct. 2, 2005	Oct. 3, 2004 Restated	Oct. 2, 2005	Oct. 3, 2004 Restated
Stock-based compensation expense, net of tax, included in net income as reported	$0.1	$0.1	$0.6	$0.3

Net income as reported	$-	$5.4	$-	$5.6
Additional stock-based compensation expense, net of tax	0.1	0.2	0.5	0.6

Pro forma net income (loss)	$(0.1)	$5.2	$(0.5)	$5.0

Earnings (loss) per share
As reported:
Basic	$-	$0.28	$-	$0.31
Diluted	-	0.28	-	0.31
Pro forma:
Basic	$(0.01)	$0.27	$(0.03)	$0.27
Diluted	(0.01)	0.27	(0.03)	0.27

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

The stock-based compensation expense included in net income, as reported, principally represents the vesting of restricted stock under the Company's long-term incentive program. Approximately 100,000 shares were granted under this program during the first nine months of both 2005 and 2004.

Accruals Related to Restructuring Activities

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits ("SFAS 112") or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities ("SFAS 146"), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either the Company's post employment policies or from past practices. In accordance with SFAS 112, the Company records such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances. Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), and it supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. We currently use the intrinsic value method of accounting for our stock option plans as defined in APB Opinion No. 25. Based on this method, no compensation cost has been recognized for our stock options, as the stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant. We currently provide pro forma disclosures regarding the impact on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation expense, which is based upon a Black-Scholes option pricing model. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our financial statements in the future. SFAS 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt the new standard as of the beginning of fiscal year 2006 using the modified prospective method of transition under which compensation cost for all share-based awards granted after the effective date is recognized in accordance with SFAS 123R and compensation cost related to the unvested awards granted prior to the effective date is based on the requirements of SFAS 123 similar to the pro forma calculations provided herein. We are currently evaluating the impact this standard will have on our financial statements.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which expresses the SEC staff's views on SFAS 123R. Among other things, SAB 107 describes the SEC staff's views on share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense in the financial statements and first-time adoption of SFAS 123R in an interim period.

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

There was not a material amount of dilutive options for the quarter and nine months ended October 2, 2005, for purposes of calculating diluted EPS. Dilutive shares were 0.1 million for the quarter and nine months ended October 3, 2004. As of October 2, 2005, and October 3, 2004, 1.4 million of potentially dilutive options were not included in the computation of diluted EPS because the effect would be antidilutive.

Common Stock Public Offering

On March 15, 2004, Chesapeake completed the sale of 3.65 million shares of common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions, and expenses, were approximately $82.6 million. On April 8, 2004, the underwriters of the common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and expenses, were approximately $9.2 million. For information on the use of the proceeds, see Note 9.

NOTE 3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Oct. 2, 2005	Oct. 3, 2004 Restated	Oct. 2, 2005	Oct. 3, 2004 Restated

Net income	$-	$5.4	$-	$5.6
Foreign currency translation	(0.2)	(9.5)	(61.5)	(1.2)
Change in fair market value of derivatives, net of tax	(0.8)	0.3	(4.6)	0.7
Minimum pension liability, net of tax	0.2	1.1	4.9	(0.7)

Comprehensive (loss) income	$(0.8)	$(2.7)	$(61.2)	$4.4

NOTE 4. LOSS ON DIVESTITURES AND PLANT CLOSURES

Loss on Divestiture of Bourgeot:

On April 18, 2005, the Company completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats ("Bourgeot"), to Autajon Group.  The sale price was Euro 1.16 million (approximately $1.5 million at the sale date).  The Company incurred a pre-tax and after-tax, non-cash loss on the sale of $3.0 million in the second quarter of 2005, which is included in "loss on divestitures and plant closures" in the accompanying consolidated statements of earnings.  The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts.  The Company retained the trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date.

Loss on Write-Down of CPI Notes:

In connection with the 2001 divestiture of Consumer Promotions International, Inc. ("CPI"), a component of the Company's former Merchandising and Specialty Packaging segment, the Company provided seller financing for a portion of the purchase price through receipt of subordinated promissory notes. Included in the promissory notes were term notes of approximately $5.0 million and performance notes payable based on the post-sale performance of CPI of approximately $13.6 million. The performance notes have been fully reserved from the date of divestiture because payments due on the notes were contingent on future events which were not viewed as probable and determinable.

The $5.0 million term notes were recorded at fair value on the date of sale and, under the terms of the notes, have been adjusted to reflect accrued interest through December 31, 2003. CPI paid interest on the term notes on a timely basis during 2004 and through the first quarter of 2005.

In July 2005 CPI informed the Company of its inability to continue interest payments under the term notes. Also, CPI provided the Company with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, we have written down the value of these notes to zero in the second quarter of 2005 and will recognize recoveries, if any, on a cash basis in future periods. This loss of $3.4 million has been classified as "loss on divestitures and plant closures" in the accompanying consolidated statements of earnings.

Restructuring:

On August 31, 2005, we announced a manufacturing reorganization within our food and household sector of the Paperboard Packaging segment that included the proposed closure (subject to completion of the 90 day employee consultation period required under UK law) of our carton operation at Oldbury, West Midlands, in the United Kingdom (the "Birmingham" site). The closure, which is expected to take place over the course of the first half of 2006, would result in the termination of up to 190 employees.

In connection with the closure, the Company recorded employee severance costs of approximately $3.1 million and accelerated depreciation of $0.2 million during the third quarter of 2005 ($2.3 million combined after tax effect). These costs have been classified as "loss on divestitures and plant closures" in the accompanying consolidated statements of earnings. There were no payments of severance benefits during the third quarter of 2005. We expect to fund the severance benefits through the first half of 2006. In addition, we expect to record approximately $0.8 million in additional accelerated depreciation and approximately $1.0 million of asset redeployment costs, both of which are expected to be recognized, as incurred, through the second quarter of 2006.

NOTE 5. GOODWILL

Changes within our goodwill balance during the nine month period ended October 2, 2005, are summarized as follows:

(in millions)
Changes by operating segment:	Balance as of January 2, 2005	Additions at cost	Amortization charged to expense	Foreign Exchange	Balance at October 2, 2005

Paperboard Packaging (a)	$625.5	$53.2	$-	$(48.8)	$629.9
Plastic Packaging	69.1	-	-	(5.5)	63.6

(a) The increase in goodwill in the Paperboard Packaging segment is associated with the estimate of the preliminary allocation of the purchase price of Arlington Press (see Note 6).

NOTE 6. ACQUISITIONS

On September 13, 2005, we completed our acquisition of all of the outstanding capital stock of Impaxx Pharmaceutical Packaging Group, Inc., which conducted business as Arlington Press ("Arlington"), for consideration of $65.5 million, inclusive of a post-acquisition working capital purchase price adjustment and capitalized transaction costs. Arlington supplies the North American pharmaceutical market with printed leaflets, pressure-sensitive labels and folding cartons and should expand our position as a leading global supplier of pharmaceutical packaging.

The Arlington acquisition was accounted for as a purchase and, accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of October 2, 2005. Arlington's operating results are included in the consolidated financial statements since the date of acquisition.

In accordance with SFAS No. 141, Business Combinations, we will be allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price paid over those fair values will be recorded as goodwill. Chesapeake is in the process of obtaining a third-party valuation of certain acquired tangible and intangible assets. On a preliminary basis, the purchase price paid in excess of the historical book values of Arlington's net tangible assets has been fully allocated to goodwill until the valuation is completed. It is expected that part of this amount will be allocated to fixed assets and intangible assets, including customer relationships, sales backlog and patented technologies. Goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total preliminary purchase price was calculated as follows (in millions):

Purchase Price

(in millions)
Purchase price per agreement	$65.0
Less working capital and related adjustments	(0.8)
Capitalized transaction costs	1.3
Total purchase price	$65.5

The current purchase price has been preliminarily allocated as follows (in millions):

Accounts receivable	$4.8
Inventory	2.4
Prepaid expenses and other current assets	0.2
Property and equipment	6.9
Goodwill	53.2
Other assets	0.1
Accrued expenses and other current liabilities	(2.1)
Total purchase price	$65.5

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

In addition, we are currently in the process of evaluating the manufacturing capacity of certain facilities acquired as part of this acquisition and expect to finalize any plans with respect to this evaluation by the end of the first quarter of 2006.

NOTE 7. DISCONTINUED OPERATIONS

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

NOTE 8. INCOME TAXES

The effective tax rate for the third quarter and first nine months of 2005 reflects the inability to currently recognize benefits for losses in the U.S. and certain foreign tax jurisdictions, including the losses incurred on the write-down of the CPI notes and divestiture of Bourgeot. During the three months ended October 3, 2004, our income taxes were reduced by approximately $0.7 million related to favorable settlements with tax authorities. During the first nine months of 2004 our income taxes were reduced by approximately $3.3 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in the Belgian statutory income tax rate. All periods are favorably impacted by overall lower European tax rates compared to the U.S. statutory tax rate. See Note 11 for information regarding a United States Internal Revenue Service ("IRS") proposed adjustment.

NOTE 9. DEBT

In the third quarter of 2005 we redeemed 2.9 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium of 106.875 percent. We recognized a loss of $0.5 million associated with the debt extinguishment.

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

NOTE 10. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters and the nine month periods ended October 2, 2005, and October 3, 2004, were as follows:

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Quarter Ended:	Oct. 2, 2005	Oct. 3, 2004	Oct. 2, 2005	Oct 3, 2004	Oct. 2, 2005	Oct. 3, 2004
Service cost	$0.1	$0.1	$1.4	$1.2	$-	$-
Interest cost	0.9	1.0	4.7	4.1	0.3	0.2
Expected return on plan assets	(1.2)	(1.3)	(4.6)	(4.6)	-	-
Recognized actuarial loss	0.5	0.4	1.3	0.9	0.1	0.1

Net pension expense	$0.3	$0.2	$2.8	$1.6	$0.4	$0.3

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Nine Months Ended:	Oct. 2, 2005	Oct. 3, 2004	Oct. 2, 2005	Oct. 3, 2004	Oct. 2, 2005	Oct. 3, 2004
Service cost	$0.4	$0.4	$4.4	$3.5	$-	$-
Interest cost	2.8	2.9	14.8	12.4	0.7	0.7
Expected return on plan assets	(3.6)	(3.9)	(14.6)	(13.9)	-	-
Recognized actuarial loss	1.6	1.2	4.1	2.7	0.3	0.3

Net pension expense	$1.2	$0.6	$8.7	$4.7	$1.0	$1.0

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA. We believe the required remedial action for OU1 can be completed with the expected funding provided under the Consent Decree assuming approval of alternative remedial actions that are environmentally appropriate but more cost effective than the remedial action selected in the OU1-2 ROD. If the funding provided through the Consent Decree is not adequate to pay for the required remedial action, WT and Glatfelter have the option, but not the obligation, to contribute additional funds to complete the remedial action. WT remains potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the OU1-2 ROD.

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

Our accrued environmental liabilities totaled approximately $44.2 million as of October 2, 2005, of which $15.3 million was considered short-term, and $46.9 million as of January 2, 2005, of which $5.1 million was considered short-term.

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

The IRS has proposed certain adjustments relating to our tax treatment of our disposition of assets of WT in 1999. We have estimated our maximum potential exposure with respect to the matter to be approximately $26 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of the transaction was correct and that we should prevail in any dispute with the IRS related to this matter. Accordingly, no amount has been accrued for this proposed IRS adjustment. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of October 2, 2005, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to our customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of October 2, 2005, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of October 2, 2005, we believe our liability under such service agreements was immaterial.

NOTE 12. SEGMENT DISCLOSURE

We currently conduct our business in two segments: the Paperboard Packaging segment and the Plastic Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco; and food and household. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate. Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. EBIT by segment excludes any gains or losses related to business divestitures and plant closures or other restructuring activities. As discussed in Note 4, we sold our French wine and spirits label operation, Bourgeot, formerly an operation of the Company's Paperboard Packaging segment, for a loss of $3.0 million and recorded a charge of $3.4 million for the write down of promissory notes received as consideration on the 2001 sale of CPI, a component of the Company's former Merchandising and Specialty Packaging segment, during the second quarter of 2005. Also, during the third quarter of 2005, we recorded a charge of $3.3 million ($2.3 million after-tax) on the proposed closure of one of our plants in the Paperboard Packaging segment. The following tables summarize the net sales from continuing operations; EBIT; depreciation; and identifiable assets for each of our segments:

(in millions)	Third Quarter		Nine Months Ended
		2004		2004
	2005	Restated	2005	Restated
Net sales:
Paperboard Packaging	$212.1	$220.7	$647.2	$637.6
Plastic Packaging	42.7	35.9	139.9	121.9

	$254.8	$256.6	$787.1	$759.5

Earnings from continuing operations before interest and taxes:
Paperboard Packaging (A)	$13.6	$16.5	$39.2	$38.7
Plastic Packaging (A)	3.4	3.2	12.3	11.7
Corporate (A)	(4.0)	(4.3)	(12.9)	(12.1)
Loss on Divestitures and Plant Closures	(3.3)	-	(9.7)	-

	$9.7	$15.4	$28.9	$38.3

Depreciation expense:
Paperboard Packaging	$11.9	$12.0	$36.2	$37.7
Plastic Packaging	2.3	2.5	7.2	7.8
Corporate	0.1	0.1	0.2	0.3

	$14.3	$14.6	$43.6	$45.8

(in millions)	Oct. 2, 2005	Jan. 2, 2005
Identifiable assets:
Paperboard Packaging	$1,205.6	$1,273.2
Plastic Packaging	172.0	183.2
Corporate	92.8	98.5

	$1,470.4	$1,554.9

  Certain 2004 amounts have been restated to reflect the correction of accounting errors discussed under "Restatement of Prior Period Financial Statements" in Note 1, as follows:

	Quarter Ended October 3, 2004		Nine Months Ended October 3, 2004
	As previously reported	As restated	As previously reported	As restated
EBIT:
Paperboard Packaging EBIT	$ 16.3	$ 16.5	$ 38.5	$ 38.7
Plastic Packaging EBIT	3.6	3.2	12.9	11.7
Corporate EBIT	(4.2)	(4.3)	(12.2)	(12.1)

NOTE 13. SUBSEQUENT EVENTS

On November 10, 2005, the Company announced plans for a global cost savings program that is expected to include the possible closure or consolidation of several facilities and broad-based workforce and overhead reductions.  The combined pre-tax cost saving benefit from these actions is targeted at $25 million on an annualized basis, with full implementation expected over the next 2 years.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis with the cash flow impact being less due to the sale of related real estate and assets.

The Company's recent divestiture of Bourgeot and recently announced planned closure of Birmingham are examples of initiatives that are expected to be implemented under this global program. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Consistent with current financial reporting requirements, the Company will disclose restructuring initiatives and the associated charges and expected savings in future quarters as specific projects are proposed, consulted upon, approved and implemented.

On November 10, 2005, the Company announced that Thomas H. Johnson had retired as Chairman & Chief Executive Officer and as a director. In connection with his retirement, the Company entered into a Separation Agreement with Mr. Johnson which supersedes Mr. Johnson's Employment and Severance Benefits Agreement dated July 17, 1997, as amended (the "Employment Agreement"), and provides for payment of a severance benefit and the provision of welfare benefits substantially consistent with the provisions of the Employment Agreement for a "termination without cause" as described in the Employment Agreement. In addition, the Company announced that Andrew J. Kohut, President of the Company, has been appointed Chief Executive Officer.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management's Discussion and Analysis reflects the restatement of our consolidated financial statements for the year ended January 2, 2005 (fiscal 2004), and each of the quarters within fiscal 2004, and the quarter ended April 3, 2005, as discussed in Note 1 to the consolidated financial statements.

Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 12 to the Consolidated Financial Statements, EBIT by segment excludes any gains or losses related to business divestitures and plant closures or other restructuring activities. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

On November 10, 2005, the Company announced plans for a global cost savings program that is expected to include the possible closure or consolidation of several facilities and broad-based workforce and overhead reductions.  The combined pre-tax cost saving benefit from these actions is targeted at $25 million on an annualized basis, with full implementation expected over the next 2 years.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis with the cash flow impact being less due to the sale of related real estate and assets.

The Company's recent divestiture of Bourgeot and recently announced planned closure of Birmingham are examples of initiatives that are expected to be implemented under this global program. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Consistent with current financial reporting requirements, the Company will disclose restructuring initiatives and the associated charges and expected savings in future quarters as specific projects are proposed, consulted upon, approved and implemented.

The following table sets forth third quarter and year-to-date net sales from continuing operations and EBIT by business segment and on a consolidated basis:

Sales and EBIT by Segment and Consolidated
(in millions)	Quarter Ended Oct. 2, 2005		Quarter Ended Oct. 3, 2004 (Restated)		Nine Months Ended Oct. 2, 2005		Nine Months Ended Oct 3, 2004 (Restated)
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$212.1	$13.6	$220.7	$16.5	$647.2	$39.2	$637.6	$38.7
Plastic Packaging	42.7	3.4	35.9	3.2	139.9	12.3	121.9	11.7
Corporate	-	(4.0)	-	(4.3)	-	(12.9)	-	(12.1)
Loss on Divestitures and Plant Closures	-	(3.3)	-	-	-	(9.7)	-	-

Total	$254.8	$9.7	$256.6	$15.4	$787.1	$28.9	$759.5	$38.3

Net sales for the third quarter of 2005 were $254.8 million, a decrease of $1.8 million versus the comparable period in 2004. Excluding changes in foreign currency exchange rates, which decreased net sales by $2.9 million, sales were essentially flat compared to the same quarter of 2004. During the quarter, increases in sales resulting from the acquisition of Arlington, as well as strong volumes in the food and beverage sector of the Plastic Packaging segment and an increase in selling prices resulting from increased resin price pass throughs in the Plastic Packaging segment, were offset by lower volumes in the Paperboard Packaging segment.

Net sales for the first nine months of 2005 were $787.1 million, an increase of $27.6 million over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $15.7 million, sales were up 2 percent for the first nine months of the year. The increase in net sales was driven by strong sales volumes within the tobacco and international and branded packaging sectors in the Paperboard Packaging segment. Pharmaceutical and healthcare packaging volume in the first nine months of 2005 was slightly below a strong first nine months in the same period in 2004. Sales in the first nine months of 2005 also benefited by the partial pass through of resin price increases in our Plastic Packaging segment, as well as strong volumes in the food and beverage sector of the Plastic Packaging segment.

Gross margin, which is defined as net sales less cost of products sold, remained flat at approximately 17 percent for the third quarter and first nine months of 2005 compared to the same periods in 2004.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales remained flat at approximately 13 percent for the third quarter and first nine months of 2005 compared to the same periods in 2004. Lower insurance costs and management incentive compensation were offset by increases pension costs.

Loss on divestitures and plant closures for the third quarter included a pre-tax charge of $3.3 million related to the proposed closure of one of our Paperboard Packaging plants. The closure, which is expected to take place over the course of the first two quarters of 2006, would result in the termination of up to 190 employees. In connection with the closure, the Company recorded employee severance costs of approximately $3.1 million and accelerated depreciation of $0.2 million during the third quarter of 2005. There were no payments of severance benefits during the third quarter of 2005. We expect to fund the severance benefits through the second quarter of 2006. In addition, we expect to record approximately $0.8 million in additional accelerated depreciation and approximately $1.0 million of asset redeployment costs, both of which are expected to be recognized, as incurred, through the second quarter of 2006.

For the first nine months of 2005, loss on divestitures and plant closures included the restructuring charge noted above, as well as a loss on the sale of our French wine and spirits label business, Bourgeot, and a loss related to the write-down of promissory notes. On the sale of Bourgeot, the Company incurred a pre-tax and after-tax, non-cash loss of $3.0 million in the second quarter of 2005. The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts.  The Company retained the trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date. Also in the second quarter, the Company recorded a loss of $3.4 million related to the write-down of promissory notes received in connection with the divestiture of Consumer Promotions International, Inc. ("CPI"), a component of the Company's former Merchandising and Specialty Packaging segment. In July 2005 CPI informed the Company of its inability to continue interest payments under the term notes. Also, CPI provided the Company with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, we have written down the value of these notes to zero in the second quarter of 2005 and will recognize recoveries, if any, on a cash basis in future periods.

EBIT for the third quarter of 2005 was $9.7 million compared to EBIT of $15.4 million for the third quarter of 2004. Loss on divestitures and plant closures reduced EBIT by $3.3 million in the third quarter of 2005. In addition, changes in foreign currency exchange rates decreased EBIT for the third quarter of 2005 by approximately $0.2 million. EBIT for the first nine months of 2005 was $28.9 million compared to EBIT of $38.3 million for the first nine months of 2004. Loss on divestitures and plant closures reduced EBIT by $9.7 million in the first nine months of 2005. Changes in foreign currency exchange rates increased EBIT by approximately $0.9 million for the first nine months of 2005.

Net interest expense was $8.1 million for the third quarter of 2005, a decrease of $0.6 million compared to the third quarter of 2004. The decrease in net interest expense for the quarter was due to lower average debt levels during the quarter, as well as lower average interest rates compared to the third quarter of 2004. Net interest expense for the first nine months of 2005 was $25.1 million, a decrease of $3.5 million from the first nine months of 2004. This decrease was primarily due to the redemption of higher-rate debt in the second quarter of 2004 with a portion of the proceeds from the March 2004 common stock offering.

The effective tax rate for the third quarter and first nine months of 2005 reflects the inability to currently recognize benefits for losses in the U.S. and certain foreign tax jurisdictions. During the quarter ended October 3, 2004, our income taxes were reduced by approximately $0.7 million related to favorable settlements with tax authorities. During the first nine months of 2004 our income taxes were reduced by approximately $3.3 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in the Belgian statutory income tax rate. See Note 11 to the consolidated financial statements for information regarding an IRS proposed adjustment.

Net income for the third quarter of 2005 was breakeven compared to net income of $5.4 million, or $0.28 per diluted share, for the third quarter of 2004. Net income for the first nine months of 2005 was breakeven compared to net income of $5.6 million, or $0.31 per diluted share, in the first nine months of 2004.

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

Segment Information

Paperboard Packaging

(dollars in millions)
			Increase/Decrease
	Oct. 2, 2005	Oct. 3, 2004 Restated	$	%
Nine months ended:
Net sales	$647.2	$637.6	9.6	2
EBIT	39.2	38.7	0.5	1
Operating margin	6%	6%

Third quarter ended:
Net sales	$212.1	$220.7	(8.6)	(4)
EBIT	13.6	16.5	(2.9)	(18)
Operating margin	6%	7%

Net sales for the Paperboard Packaging segment were $212.1 million for the third quarter of 2005, a decrease of $8.6 million, or 4 percent, versus the comparable period in 2004. Excluding changes in foreign currency exchange rates, which decreased net sales by $2.3 million, net sales were down 3 percent for the quarter. The decrease in net sales resulted primarily from reduced volumes in the tobacco and international and branded packaging markets offset, in part, by increased sales within the pharmaceutical and healthcare packaging market, as a result of the September 2005 acquisition of Arlington.

Net sales for the Paperboard Packaging segment for the first nine months of 2005 were $647.2 million, an increase of $9.6 million, or 2 percent, over the first nine months of 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $12.5 million, net sales were essentially flat with the first nine months of 2004. Year to date sales within our tobacco and international and branded packaging divisions outpaced the prior year, while sales within our pharmaceutical and healthcare packaging division were slightly below strong volumes during the comparable 2004 period.

EBIT for the Paperboard Packaging segment was $13.6 million for the third quarter of 2005, a decrease of $2.9 million, or 18 percent, compared to the third quarter of 2004. Excluding changes in foreign currency exchange rates, which decreased EBIT by $0.2 million, EBIT was down 16 percent for the quarter. The decrease in EBIT for the third quarter of 2005 was principally attributable to reduced volumes in the tobacco and international and branded packaging markets, as well as increased pension costs. EBIT for the first nine months of 2005 was $39.2 million compared to $38.7 million for the first nine months of 2004. Excluding changes in foreign currency exchange rates, which increased EBIT $0.5 million, EBIT was flat compared to the first nine months of 2004.

Plastic Packaging

(dollars in millions)
			Increase/Decrease
	Oct. 2, 2005	Oct. 3, 2004 Restated	$	%
Nine months ended:
Net sales	$139.9	$121.9	18.0	15
EBIT	12.3	11.7	0.6	5
Operating margin	9%	10%

Third quarter ended:
Net sales	$42.7	$35.9	6.8	19
EBIT	3.4	3.2	0.2	6
Operating margin	8%	9%

Net sales for the Plastic Packaging segment were $42.7 million for the third quarter of 2005, an increase of $6.8 million, or 19 percent, over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which decreased net sales by $0.6 million, net sales were up 21 percent for the quarter. The increase in net sales for the quarter was primarily due to strong volume in the food and beverage packaging market, as well as increased selling prices as a result of the partial pass through of resin price increases.

Net sales for the Plastic Packaging segment were $139.9 million for the first nine months of 2005, an increase of $18.0 million, or 15 percent, over the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased net sales by $3.2 million, net sales were up 12 percent for the first nine months of 2005. The increase in net sales for the period was similarly attributable to increased volumes and the partial pass through of resin price increases relative to the comparable 2004 period.

EBIT for the Plastic Packaging segment was $3.4 million for the third quarter of 2005, an increase of $0.2 million, or 6 percent, versus the third quarter of 2004. Changes in foreign currency exchange rates did not materially affect segment EBIT. EBIT for the third quarter of 2005 was favorably affected by strong volumes in the food and beverage packaging market, which were partially offset by costs incurred during the quarter in connection with the investigation and restatement of financial results at the company's facility in Crewe, England. EBIT for the first nine months of 2005 was $12.3 million, an increase of $0.6 million, or 5 percent, from the comparable period in 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.4 million, EBIT increased 2 percent from the comparable period in 2004. EBIT was similarly affected by the strong volumes in both the food and beverage and specialty chemical packaging markets, offset, in part, by costs incurred for the investigation at Crewe.

Liquidity and Financial Position

Net cash provided by operating activities was $28.5 million for the first nine months of 2005, a decrease of $33.6 million from the first nine months of 2004. The decrease primarily reflects receipt of a $21.5 million income tax refund and $6.4 million from the termination of interest rate swaps in the first nine months of 2004, as well as an additional $4.5 million in pension funding during the first nine months of 2005.

Net cash used in investing activities in the first nine months of 2005 was $85.4 million compared to net cash used in investing activities of $24.6 million in the first nine months of 2004. The cash used in investing activities during the 2005 period was primarily used for the acquisition of Arlington Press ($64.8 million) and capital expenditures ($25.0 million).

Net cash provided by financing activities in the first nine months of 2005 was $27.1 million, compared to net cash used in financing activities of $42.8 million in the first nine months of 2004. During the first nine months of 2005 we increased borrowings on our revolving credit facility by $113.9 million, primarily to fund the acquisition of Arlington and make debt payments of $77.1 million. During the first nine months of 2004 we completed the sale of 4.05 million shares of our common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions and estimated expenses, were approximately $91.8 million. Cash provided by the common stock offering was more than offset by payments on lines of credit and long-term debt. We paid cash dividends of $12.8 million, or $0.66 per share, in the first nine months of 2005, and $11.8 million, or $0.66 per share, in the first nine months of 2004.

Our debt at October 2, 2005, was $438.2 million, up $9.3 million compared to January 2, 2005. Our debt-to-capital ratio was 41 percent as of October 2, 2005, compared to 38 percent at January 2, 2005. (Capital consists of debt and stockholders' equity.) The change in the ratio from year-end 2004 to third quarter-end 2005 is primarily due to the additional debt associated with the acquisition of Arlington Press.

We were in compliance with all of our debt covenants as of the end of the third quarter of 2005. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K/A have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; and (d) deferred tax assets. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There have been no significant changes in these policies, or the estimates used in the application of the policies, since our 2004 fiscal year end; however, in accordance with such policies, the Company will be updating its evaluation of goodwill impairment and the assumptions used to measure pension and other postretirement employee benefit obligations during the fourth quarter of 2005.

Environmental

See Note 11 to the Consolidated Financial Statements for additional information on environmental matters.

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

Item 4. Controls and Procedures

Restatement

As discussed in Note 1 to the Consolidated Financial Statements, management of the Company amended its Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (fiscal 2004), to restate the Company's financial statements and related financial information for fiscal 2004 and for each of the quarters within the year, and to restate Management's Report on Internal Control over Financial Reporting. The determination to restate these consolidated financial statements and Management's Reports on Internal Control over Financial Reporting was made as a result of management's identification of accounting errors at the Company's Plastic Packaging manufacturing facility in Crewe, England ("Crewe"), and related to the accounting for certain long-term incentive compensation.

Identification of Material Weaknesses

As a result of these errors, the Company concluded that it did not maintain effective controls over the preparation and approval of manual journal entries at Crewe. Specifically, the Company did not maintain effective independent review to ensure that manual journal entries were complete, valid and accurate. Furthermore, the Company did not maintain effective controls over the preparation and independent review of reconciliations for certain general ledger accounts at Crewe. These control deficiencies resulted in the misstatement through improper journal entries of the Crewe financial statement information by the Crewe finance director resulting in the misstatement of cost of products sold, income tax benefit and certain balance sheet accounts, including accounts payable, accrued expenses, and income taxes payable that resulted in the restatement of the Company's January 2, 2005 (fiscal year 2004) consolidated financial statements, each of the quarters within the fiscal year 2004, and the quarterly consolidated financial statements as of and for the quarter ended April 3, 2005. Additionally, these control deficiencies could result in a misstatement to net sales, cost of products sold, income tax benefit or expense and certain balance sheet accounts, including accounts receivable, accounts payable, accrued expenses and income taxes payable or receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation and solely as a result of the material weaknesses discussed above, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 2, 2005.

To compensate for these material weaknesses at Crewe, we performed additional pre and post-closing procedures to ensure that our condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States of America. These procedures included additional monthly substantive and analytical reviews of Crewe's results of operations and financial position. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

Management has taken, or is in the process of taking, the following steps with respect to the control deficiencies at Crewe:

  All significant accounts impacted by the control deficiencies have been properly reconciled.

  The interface between the general ledger and financial reporting systems has been automated, reducing the frequency of and need for manual intervention.

  Manual journal entries initiated by the plant finance manager are being reviewed by the divisional finance director.

  Management will conduct comprehensive walkthroughs of the business processes and internal controls at this site. As a result of this process, training programs will be developed and roles and responsibilities may be reassigned, as appropriate.

  An interim finance manager has been engaged at the Crewe facility. In addition, since July 2005, the monthly financial close process has been supervised by a divisional finance director with secondary review by a manager from the corporate consolidation group.

We will continue with our remediation activities during the fourth quarter of 2005. We also expect to complete our testing as to the operating effectiveness of these remediation controls during the fourth quarter of 2005. Based on our remediation activities to date, we believe that these efforts will effectively remediate these control deficiencies.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, except for steps taken toward remediation of the material weaknesses described above.

Part II - Other Information

Item 1.    Legal Proceedings

Reference is made to Note 11 of the Notes to Consolidated Financial Statements included herein.

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

CHESAPEAKE CORPORATION
(Registrant)

Date: November 10, 2005	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)