Form 10-K
period 2006-01-01
CHESAPEAKE CORP /VA/
filed 2006-03-10
CIK 19731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value on July 3, 2005 (the last day of the registrant’s most recently completed second quarter), of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $408 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.

19,810,534 shares of the registrant’s common stock, par value $1, were outstanding as of March 2, 2006.

Portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held on April 26, 2006, are incorporated in Part III by reference.

The index of exhibits can be found on pages 83-86.

PART I

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Chesapeake” or the “Company” are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Restatement

This Annual Report on Form 10-K for the year ended January 1, 2006 (“fiscal 2005”) reflects a restatement of the consolidated financial statements and other financial information of Chesapeake Corporation for the years ended January 2, 2005 (“fiscal 2004”), and December 28, 2003 (“fiscal 2003”) and for the interim periods of fiscal 2005 and fiscal 2004. The restatement of these financial statements and other financial information was made in order to correct errors in the Company’s accounting for deferred income taxes. Further information on the restatement adjustments can be found in “Note 1 — Restatement” of Item 8 of this report.

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K for fiscal 2004 or fiscal 2003. However, our previously filed consolidated financial statements for fiscal 2004 and fiscal 2003, together with the related interim periods for those fiscal years, management’s assessment of the effectiveness of internal control over financial reporting included in our fiscal 2004 Annual Report on Form 10-K and our consolidated interim financial statements for the first three quarters of fiscal 2005 should no longer be relied upon.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements are not statements of historical fact. For example, when we use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “may,” “will likely result,” “will continue,” “project,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements include statements concerning:

•	future results of operations;

•	liquidity, cash flow and capital expenditures;

•	acquisition activities and the effect of completed acquisitions, including expected synergies and cost savings;

•	projected costs and savings associated with restructuring and other cost saving initiatives;

•	pending or anticipated litigation;

•	debt levels and the ability to obtain additional financing or make payments on our debt;

•	regulatory developments, industry conditions and market conditions; and

•	general economic conditions.

Factors that might cause or contribute to differences between actual results and those expressed in our forward-looking statements include, but are not limited to, those discussed under “Risk Factors” of Item 1A of this report and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of Item 7.

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

Item 1. Business

Business History and Overview

Chesapeake was founded in 1918 in West Point, Virginia, where we operated a kraft pulp and paper mill. Through the years, we expanded into several commodity paper products, forest products and corrugated packaging operations located primarily in the United States. Our common stock has been listed on the New York Stock Exchange since 1944.

In the mid-1990s, our management and board of directors recognized that our commodity-based businesses were competing in increasingly consolidating, capital intensive and cyclical markets. Seeking to increase shareholder value, we implemented a strategic transformation. Beginning with the sale of the West Point pulp and paper mill in 1997, we divested our commodity paper products, forest products and corrugated packaging businesses, and invested the sale proceeds in several acquisitions that have transformed our company into a value-added paperboard and plastic packaging products business with a focus on specific end-use markets.

Today Chesapeake is a leading supplier of specialty paperboard packaging products in Europe, and we are also a leading international supplier of plastic packaging products to niche end-use markets. We focus on specific end-use markets where our multinational customers demand creative packaging designs and desire broad geographic coverage from their packaging supplier. We operate in two core business segments:

•	Paperboard Packaging. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other paper packaging products. Our primary end-use markets are pharmaceutical and healthcare; branded products (such as alcoholic drinks and confectioneries); and tobacco products. We are one of the leading European suppliers of paperboard packaging products within several of our end-use markets, including pharmaceutical and healthcare, alcoholic drinks and confectioneries. For the fiscal year ended January 1, 2006, our Paperboard Packaging segment produced revenues and EBIT (as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Results of Operations”) of $860.2 million and $47.3 million, respectively, and accounted for 83% of our net sales.

•	Plastic Packaging. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Our primary end-use markets are agrochemicals, other specialty chemicals, and food and beverages. We believe that our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including HDPE fluorinated barrier containers for agrochemicals and other specialty chemicals markets, primarily in Europe and China, HDPE bottles for the Irish dairy market and PET bottles and preforms for soft drink markets in South Africa. For the fiscal year ended January 1, 2006, our Plastic Packaging segment produced revenues and EBIT (as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Results of Operations”) of $181.8 million and $15.0 million, respectively, and accounted for 17% of our net sales.

We focus on specific end-use packaging markets—such as pharmaceutical and healthcare, branded products (including alcoholic drinks and confectioneries), tobacco, specialty chemicals and food and beverages—where customers demand:

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

In September 2005, we completed the acquisition of Impaxx Pharmaceutical Packaging Group, Inc., which does business as Arlington Press. Arlington Press is the leading supplier of printed pharmaceutical leaflets in North America. The transaction strengthens our presence in North America and provides a platform to expand our global pharmaceutical and healthcare packaging business. We are a leading European supplier of leaflets, labels and cartons to the pharmaceutical market, and Arlington Press’s U.S. pharmaceutical customer base and manufacturing capabilities complement our existing business.

Also, in December 2005, we purchased the outstanding minority interest of our South African plastic packaging operations. This action should provide the Company with greater flexibility to strengthen its strategic position in this emerging market.

In November 2005, we announced plans for a global cost savings program targeting combined pre-tax savings of $25 million on an annual basis. Just as our strategic transformation of the late-1990’s redefined who we were – the markets in which we compete and our geographical scope of operations – we believe that our $25-million cost savings program will redefine Chesapeake operationally, building a stronger, more cost effective company, ultimately in a better position to serve our customers in today’s global marketplace. The program is expected to include the possible closure or consolidation of several facilities and broad-based workforce and overhead reductions, as well as cost savings from improvements to operating processes. Full implementation is expected over the next two years.

Financial information with respect to our business segments and geographic data is presented in “Note 16 — Business Segment Information” of Item 8, which is incorporated herein by reference. Information regarding our anticipated capital spending is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Cash Flows” of Item 7, which is incorporated herein by reference. See “Note 3 — Discontinued Operations” and “Note 4 — Loss (Gain) on Divestitures” of Item 8, incorporated herein by reference.

Business Strategy

Our strategy is to increase our cash flow and profitability and to focus our financial, capital and human resources in the markets that are aligned with customers that have special packaging requirements and desire innovative packaging solutions. While we are not foregoing longer term strategic initiatives, our primary objective over the course of the next two years will be the successful implementation of our $25-million cost savings program. On a longer term basis, we expect to continue to pursue organic and non-organic growth opportunities in the pharmaceutical and healthcare packaging market and in selected plastic packaging markets, while looking for disciplined organic growth opportunities in our other businesses.

Chesapeake’s $25-Million Cost Savings Program

While we routinely evaluate our operations for improvement and rationalization opportunities, more recently this evaluation has developed into a comprehensive program that we believe will significantly improve our competitive position and enhance value for our shareholders by focusing on three goals:

•	increasing our focus on business operations that are aligned with our global strategic vision and that possess what we believe are the driving forces that will enable us to achieve outstanding performance in the market;

•	improving our operational processes; and

•	reducing our overall company-wide cost structure.

While we are still in the early stages of the program, we are targeting annual pre-tax cost savings of $25 million with full implementation over the next two years. We have already begun to implement elements of the cost savings program, as evidenced by our recent announcement of the closure of our food and household paperboard packaging operation in Birmingham, England, the proposed closure of our rigid box luxury paperboard packaging facility in Ezy-sur-Eure, France, and a proposal to close our pharmaceutical and healthcare packaging facility in Bedford, England. The scope of our restructuring program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.

Organic Growth

We are focusing our growth in markets where we believe we possess and can sustain competitive strengths through our ability to deliver creative packaging designs, and where the services and process capabilities we offer enable us to satisfy our customers’ specialty packaging requirements. These markets include:

•	Markets that offer higher growth potential—pharmaceutical and healthcare. We believe that global demand for pharmaceutical and healthcare products packaging will grow significantly over the next decade as a result of global population growth, an aging population in industrialized countries, new drug technology and new regulatory requirements. As a leading supplier of pharmaceutical and healthcare paperboard packaging in Europe, and as a supplier of plastic packaging for pharmaceutical and healthcare products, we expect to benefit from this market growth. We also intend to increase our share of this market by looking for opportunities to expand our offerings beyond an already comprehensive range of paperboard packaging, leaflets and labels. Our recent entry as a supplier of plastic packaging for pharmaceutical and healthcare products is an example of these efforts.

•	Markets where brand positioning and differentiation are important—branded products; over-the-counter pharmaceutical and healthcare. Brand leaders in these markets value our ability to provide sophisticated creative and structural designs, intricate graphic and embossed details, and value-added service enhancements. These process capabilities have led several international manufacturers of branded products to designate us as their sole or primary paperboard packaging supplier. Many manufacturers of branded products also rely on us to create and supply the packaging for their product range extensions or geographic market expansions, which we believe will continue to generate additional growth opportunities for us.

•	Markets that have special packaging requirements—pharmaceutical and healthcare; agrochemicals and other specialty chemicals. We are a market leader in several of our target end-use markets that have special packaging requirements. In our Paperboard Packaging segment, our pharmaceutical packaging plants comply with the Pharmaceutical Supplier Code of Practice, and individual plants are accredited by their respective pharmaceutical customers, reflecting our ability consistently to satisfy the stringent quality standards of our customers. As a result of our ability to provide innovative packaging solutions (such as special features designed to prevent counterfeiting of prescription drugs and custom dose “patient packs”), together with leaflets and labels, often in multiple languages, we are one of the largest suppliers of paper-based pharmaceutical and healthcare packaging in Europe. In our Plastic Packaging segment, our proprietary process for blow molding of fluorinated HDPE barrier containers has helped us to achieve a significant position in the European market for such containers.

•	Geographic markets that offer the opportunity to leverage a product or market niche. As an example, the developing nature of the South African market offers the opportunity to be a leader by introducing technology and products that are commonplace in more developed markets. By being a leading presence, we can take advantage of the growth we believe this market provides.

We continue to invest in new equipment to maintain our leadership positions and competitive advantages and grow with our customers.

Non-organic Growth

Over the next few years, we plan to expand our network of pharmaceutical and healthcare paperboard packaging facilities and further develop our leadership position in selected plastic packaging markets, through the acquisition of complementary businesses in North America. We also intend to pursue smaller acquisitions, new facilities, joint ventures or alliances involving complementary businesses primarily in emerging markets such as Eastern Europe and the Asia-Pacific region. We may make acquisitions in Western Europe where strategically required to meet existing customer demand. We believe this expansion and acquisition strategy will improve our geographic and product-line balance, satisfy our multinational customers’ desire for broad geographic coverage from their packaging supplier, and permit us to leverage two of our greatest competitive strengths — our sophisticated design and manufacturing capabilities and our long-term customer relationships.

Competitive Strengths

We believe that our competitive strengths include:

•	Sophisticated design and manufacturing capabilities. Our sophisticated structural and creative package design skills, and our experience in printing and manufacturing complex package designs, are important competitive strengths. For example, our pharmaceutical and healthcare customers rely on our ability to provide both regulatory and marketing information in attractive and functional paperboard packaging, while meeting stringent standards for quality and text integrity. To support the multifaceted needs of these customers, we have a packaging design center dedicated solely to the pharmaceutical and healthcare industries. Similarly, we are a leading European designer and supplier of creative paperboard packaging that supports the brand images of internationally recognized branded products. For these customers, our design skills and ability to print and manufacture packaging that incorporates design and construction features with intricate graphic and embossed detailing are an important part of marketing their products. In our Plastic Packaging segment, our technical expertise and experience relating to in-line fluorinated blow-molding of HDPE barrier containers is an important competitive strength. Additionally, we have recently installed capacity to produce multilayer PET barrier preforms in South Africa. New and existing customers are looking for solutions that will extend the shelf life of fruit juice and various carbonated beverages in Africa where temperatures are elevated and refrigeration is not widespread. Taking advantage of this niche opportunity by bringing this leading-edge technology to developing markets provides us with a competitive advantage.

•	Understanding of how our products and service impact our customers’ supply chains. In our pharmaceutical and healthcare and branded products paperboard packaging markets, we have developed a sophisticated, web-based, system solution to enable our customers to manage and optimize their packaging supply chain. This system positions us as more than simply a manufacturer of paperboard packaging.

•	Strong customer relationships. We have long standing customer relationships with many of the world’s largest branded products, tobacco and pharmaceutical and healthcare products companies. Our major customers include 3M Health Care Limited, a subsidiary of 3M Company; Boots Contract Manufacturing, a subsidiary of Boots Company PLC; British American Tobacco p.l.c; Diageo plc; Gallaher Limited, a subsidiary of Gallaher Group Plc; Glaxo Operations UK Ltd., a subsidiary of GlaxoSmithKline plc; Pfizer, Inc.; Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; and Storck KG. The average length of our relationships with our top ten customers exceeds 30 years. These long-term relationships, together with our global manufacturing footprint, enhance our competitive position.

•	Broad geographic manufacturing network including pan-European service. We supply specialty paperboard and plastic packaging products throughout the world from a strategically located network of 44 paperboard packaging facilities in Europe and North America, and nine plastic packaging facilities in Europe, Africa and Asia. Our facilities are generally located in close proximity to our largest customers. Our strategic manufacturing footprint meets our customers’ needs for reduced delivery times and flexibility in both order size and geography.

Both of our core business segments also compete based on their established reputations for quality, innovation, and strong, long-term customer relationships. We continue to invest in our manufacturing plants and design centers to enhance our ability to serve and grow with our customers. Our highly skilled, technically-oriented management team has developed an operating model focused on expertise in design, manufacturing and customer support.

Paperboard Packaging

Industry Overview

The paperboard packaging industry manufactures and sells corrugated products, folding cartons and rigid fiber boxes. Our Paperboard Packaging segment competes primarily in the folding carton segment of the industry.

Folding carton packaging is used to package various consumer products such as pharmaceuticals, personal care products, cosmetics, tobacco products, confectioneries, alcoholic drinks, and food products. Folding cartons do not include corrugated “brown boxes,” which are typically used for shipping and transportation of products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product at retail. As printing technologies have continued to improve, the marketing function of folding cartons has become increasingly important as consumer products companies rely more heavily on the retail promotional value of product packaging.

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

Our folding carton operations are located primarily in Europe. The European folding carton industry is a market composed of several types of suppliers: pan-European companies serving global customers; regional firms addressing select products at the country level; and local businesses specializing in niche product categories. None of the major European packaging suppliers commands a dominant pan-European market position, although certain competitors may dominate particular geographic areas or market niches. The European folding carton market is fragmented and highly competitive. Suppliers generally differentiate their products and services based on design capabilities, print quality and, increasingly, the ability to service pan-European requirements. The end-use markets served by most folding carton suppliers vary widely in terms of technical requirements, product pricing and, to a lesser extent, growth rates.

Operations

Our Paperboard Packaging segment consists primarily of operations acquired as part of our strategic transformation in 1999 and 2000. These operations have been consolidated for accounting purposes since their respective acquisition dates.

We have consolidated the sales, marketing and administrative functions of these businesses, which has resulted in reduced overhead, purchasing synergies and a more effective sales and marketing effort. We continue to evaluate our manufacturing capacity in light of our customers’ demands and growth strategies and continue to rationalize manufacturing facilities in this segment by closing redundant or underutilized facilities. See “Note 6 — Restructuring Charges” of Item 8, incorporated herein by reference.

Products and Markets

We specialize in the design and production of folding cartons, printed leaflets, labels and other paper packaging products. We focus on specific end-use markets where our multinational customers demand creative packaging designs and desire a broad geographic presence from their packaging supplier. We compete in the high end of these markets, where value-added services and creative packaging solutions are required by our customers.

Our primary end-use markets are:

•	pharmaceutical and healthcare;

•	branded products, such as alcoholic drinks, confectioneries, and cosmetics and fragrances; and

•	tobacco products.

Pharmaceutical and Healthcare. We are a leading supplier of pharmaceutical and healthcare paperboard packaging in Europe and a leading supplier of leaflets to the pharmaceutical market in North America. Our network of 26 dedicated pharmaceutical and healthcare packaging plants in seven European countries and the United States offer broad-based manufacturing and distribution of folding cartons, labels and leaflets for a wide range of products, including: prescription medicines; over-the-counter medicines; healthcare products, such as vitamins and contact lens solutions; quasi-medicinal products, such as cold cures; and toiletries, such as toothpaste, bath foam, shower gel, shaving foam, deodorants, soaps and fragrances. In this sector, manufacturers utilize a variety of packaging materials, many of which incorporate folding cartons, leaflets and labels in a complete package for retail sale. For example, pills may be packaged in blister packs or in glass or plastic bottles, each of which may be placed with a leaflet in a folding carton, while toothpaste may be packaged in a collapsible tube inside a folding carton.

Pharmaceutical manufacturers are increasingly demanding more comprehensive design services, reduced delivery times, more flexibility in order size and broader geographic coverage from their packaging suppliers. Historically, we have responded to these trends by providing pan-European service through a network of dedicated pharmaceutical and healthcare packaging plants, many of which are located in close proximity to their principal customers. Our recent acquisition of Arlington Press, the leading supplier of printed pharmaceutical leaflets in North America, and construction of a state-of-the-art pharmaceutical and healthcare paperboard packaging facility in China demonstrate our commitment to our customers’ packaging needs on a global scale.

We believe that we have substantial competitive strengths in our target pharmaceutical and healthcare markets. Our ability to satisfy stringent quality standards and to offer a single-source global solution for pharmaceutical packaging, as well as leaflets and labels, should be increasingly attractive to drug companies. We believe our ability to satisfy all of the folding carton, leaflet and label needs of our pharmaceutical customers will also become increasingly important as governmental agencies in Europe require increasing amounts of information on leaflets and labels in multiple languages. In addition, our design and manufacturing capabilities and experience should assist pharmaceutical companies in responding to requirements that consumer-friendly packaging, such as custom dose “patient packs,” be used for pharmaceutical products.

We work closely with drug manufacturers to design special packaging features to prevent counterfeiting of prescription drugs and, in 2005, we launched one of the industry’s first packaging design studios dedicated to the pharmaceutical and healthcare packaging market. Our experience in designing high-graphic content packaging for branded products provides us with a competitive advantage when we work with drug manufacturers to design new packaging for prescription drugs that are moving “off patent” to the over-the-counter market.

Pharmaceutical packaging is produced on segregated production lines under strict security because of the possibility of serious damage to health if pharmaceutical products are contaminated or incorrectly labeled. A majority of our pharmaceutical packaging facilities have ISO 9000 Series quality certification and, where appropriate, comply with PS9000 (Pharmaceutical Packaging Materials).

Growth in the pharmaceutical and healthcare packaging market is primarily driven by new product launches, an increasing use of lifestyle drugs, such as Viagra® and Botox®, an aging population, and an increased focus on total patient costs which is increasing government budgets for home delivery of drugs. Growth is also influenced by legislation regarding more extensive patient information (such as leaflets and labels and anti-counterfeiting measures), increased over-the-counter drug sales, more pre-packaged dispensing and an increase in the variety of available drugs.

Products of our pharmaceutical and healthcare division are distributed to the manufacturing plants of our customers, for ultimate sale throughout the world. Our principal pharmaceutical and healthcare customers include Glaxo Operations UK Ltd., a subsidiary of GlaxoSmithKline plc; Pfizer, Inc.; Boots Contract Manufacturing, a subsidiary of Boots Company PLC; and 3M Health Care Limited, a subsidiary of 3M Company.

Branded Products. We are a leading European supplier, based on sales, of the creative paperboard packaging desired by multinational, branded consumer products companies in end-use markets such as alcoholic drinks and confectioneries. Brand leaders for these products value our ability to provide sophisticated creative and structural design, intricate graphic and embossed detail, and value-added service enhancements to differentiate and position their products for retail sale at particular price points. Our customers frequently use packaging to emphasize a high-quality brand image, to attract retail customers and to protect against counterfeiting. In addition, increasing competition between premium brands results in our customers utilizing new designs, offering a broader range of products and package sizes within brands, and revamping packaging to appeal to local consumer preferences.

The categories of branded products for which we design and manufacture paperboard packaging include:

•	Alcoholic Drinks—We are the leading supplier of paperboard packaging to alcoholic drink manufacturers in Europe. Our packaging products for the drinks sector include folding cartons, spirally wound composite tubes, and self-adhesive or wet applied labels, and are generally complex, higher-value-added products involving special finishes such as gold blocking and embossing. Our competitive strengths in this market include our experience in designing and manufacturing high graphic content packaging with a broad range of finishes and effects, and our one-stop-shop approach to supplying labels to complement the principal packaging application. Our principal alcoholic drink customers include Diageo plc, William Grant & Sons Inc., Allied Domecq PLC and Pernod Ricard SA. Products for which we manufacture and design packaging include international brands such as Johnnie Walker™, J&B®, Chivas Regal®, Ballentine’s®, Glenfiddich®, Beefeater® Gin and Baileys®. These products are distributed by our customers to global retail markets.

•	Confectioneries—We are the leading supplier of paperboard packaging to the European confectioneries industry. A key feature of this market is the demand for innovative packaging designs for year-end holiday and Easter products. Our competitive strengths in this market include internationally recognized creative and structural design resources and process controls designed to prevent taint and odor problems that could affect confectionery products. Our principal confectioneries customers include Nestlé Holdings UK Ltd., a subsidiary of Nestlé S.A.; Storck KG; Mars UK Ltd., a subsidiary of Mars, Incorporated; Cadbury Schweppes plc; and Kraft Jacob Suchard, a subsidiary of Kraft Foods Inc., for their brands which include After Eight®, Mars® Celebrations® and Cadbury’s® Milk Tray®. These products are distributed by our customers primarily to European retail markets, and more recently in the United States.

Tobacco Products. We are one of Europe’s leading suppliers of paperboard packaging for the tobacco industry, including offset and gravure cartons, carton outers, printed paper and film, and inner frame board. Our customers, including British American Tobacco p.l.c., Gallaher Limited, a subsidiary of Gallaher Group Plc, and Altadis, S.A., use our packaging for brands that are manufactured in Europe for sale locally and to global export markets. Our competitive strengths for tobacco packaging include our skill in electronic manipulation of graphic elements using computer aided design equipment, which facilitates the insertion of required government health warnings within the pack design, and in-line high speed gravure printing, embossing and gold leaf processes. Brands which use our packaging include 555 State Express®, Benson & Hedges® and Silk Cut®. Product packaging has become one of the leading promotional vehicles for tobacco products because of stringent limitations on other forms of marketing tobacco products in many countries.

Product Design, Manufacturing and Distribution

Our Paperboard Packaging segment generally manufactures packaging from specifications, artwork or film supplied by customers. However, we also design, develop and manufacture new packaging concepts and structures when requested by customers. Many of the cartons we manufacture incorporate sophisticated construction techniques and include high graphic content, and special finishes and effects. We believe our commitment to technological leadership in structural and graphic design and its integration with manufacturing processes is a significant competitive strength.

We work closely with customers to develop new packaging and to refine existing packaging designs. This involves working with external design agencies employed by customers and using our in-house technical and design capabilities. Our packaging design centers also are used by our customers to develop and test innovative packaging designs and graphics. Elements of the design are usually retained on computer and updated as required, enabling design work to be undertaken at the factory and subsequently reviewed at the customer’s location. We have also established an electronic network for design data interchange between our factories and with certain customers. The availability of sophisticated in-house design services enhances our high quality image and improves our response time to customer requests, particularly for new product launches.

Our manufacturing facilities are equipped with multi-color sheet and/or web fed printing presses which, depending on the needs of the specific plant, may include gravure, lithographic, flexographic and digital printing. In addition, we utilize digital pre-press processes, including direct-to-plate graphic work, which eliminates the need for film in the printing process. This facilitates the transmission of graphics throughout all of our locations to better serve our multinational customers. Other equipment includes plate making equipment, gold blocking machines, diecutters/embossers, folders and gluers.

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

Printing: We use three primary printing techniques: lithographic, in-line flexographic and gravure. Lithographic printing on sheet-fed paperboard is used for most printing requirements, except for high volume runs or where certain specialty finishes or deep solid colors are required. Gravure printing is used to produce high quality cartons which require exact print register, solid color saturation, fine line work and embossing. Gravure printing takes place predominantly on reel-fed machines capable of handling high volumes. In-line flexographic printing with ultraviolet drying offers a cheaper processing alternative to gravure, particularly for specialty finishes and solid colors. We utilize smaller format printing machinery to complement larger format presses, which enables us to undertake shorter production runs in a cost-effective manner.

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

Our marketing and sales efforts emphasize our ability to print high quality specialized packaging in a timely manner by utilizing advanced manufacturing systems. Our packaging design staff is frequently consulted by customers for assistance in developing new and alternative packaging concepts. We also assist our customers in the development and acquisition of automated packaging equipment for their manufacturing facilities, which can use our packaging products. We actively support our sales effort by researching market trends as well as by developing promotional materials that highlight our capabilities within specific end-use markets. Our ability to meet the rapid delivery requirements and variable demand patterns of our customers has enhanced our competitive position with multinational branded products companies.

We have longstanding trading relationships with many of our larger paperboard packaging customers but, as is typical in our industry, we generally do not enter into long-term fixed-quantity supply agreements. Instead, we have agreements or letters of intent in place with many of our larger customers, with terms of up to five years, that specify the terms of trade and service requirements for the period of the arrangement, some of which award sole or majority supply for specific classes of packaging products for the customer, but only to the extent the customer requires such products. These supply arrangements are generally awarded by the larger packaging customers through a tender process in which the customer solicits bids from several potential suppliers and selects the winning bid based on several factors, including price and service. Typically, major packaging customers centralize their purchasing on a global or pan-European basis and seek to obtain their packaging requirements from a limited number of sources to maximize their efficiency. We regularly submit bids for new business or renewal of existing business.

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

We manufacture products from HDPE and PET resins. HDPE is heavily used for milk, chilled juice, closures and specialty chemical packaging because of the resin’s processing ease, moderate cost and suitable barrier properties. PET dominates soft drink and mineral water applications because of its clarity, barrier characteristics, availability in multiple sizes, design flexibility, competitive pricing and ability to be resealed. PET is also used for smaller sized agrochemical bottles. Markets for HDPE bottles and containers are relatively mature, with the products having already supplanted competitive packaging materials in applicable consumer applications. PET bottles are expected to continue to supplant glass bottles and aluminum cans in soft drink and water markets. As a result, PET is expected to exhibit faster growth based on the above-average growth prospects for the various applications in which the resin is used. The primary manufacturing process is blow molding.

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

Agrochemicals and Other Specialty Chemicals. We design and manufacture HDPE conventional and fluorinated barrier containers and closures for niche agrochemicals and other specialty chemicals markets, such as food flavorings, beverage concentrates and industrial solvents, primarily in Europe and China. Within these markets, approximately 55% of our sales are generated by products that utilize our proprietary in-line fluorinated blow-molding process. This process improves the barrier characteristics of a container by adding a protective coating to the interior wall that shields the plastic from the effects of corrosive fluids. We believe that our technical expertise and experience in using the fluorinated blow-molding process is an important competitive strength in this market. Additionally, we design and manufacture PET bottles for the agrochemicals market. HDPE products of our agrochemicals and other specialty chemicals division are manufactured at four plants located in four countries, and are distributed throughout Europe and Asia to the manufacturing plants of our customers, for ultimate sale around the world. Our HDPE plant in mainland China is a joint venture with Canada Rotam International Company Limited, in which we own a 50% interest. Our principal customers for agrochemicals and other specialty chemicals packaging include Syngenta Corporation, a subsidiary of Syngenta AG; Dow AgroSciences Ltd., a subsidiary of Dow AgroSciences LLC; The Coca-Cola Company; PepsiCo, Inc.; Sipcam-phyteurop; and Eastman Kodak Company.

Food and Beverages. We are a leading supplier of plastic beverage packaging in the United Kingdom, Ireland and South Africa. We design and manufacture blow molded PET plastic bottles and preforms for soft drink and mineral water plants in Northern Ireland, the Republic of Ireland, South Africa and Mauritius. We are a leading supplier of PET soft drink bottles in South Africa and have recently installed capacity to produce the first multilayer PET barrier preforms in sub-Saharan Africa. We are also the leading supplier of HDPE milk bottles in Ireland. We expect that the market for plastic beverage containers will continue to grow, as: dairies continue to shift from glass and paper to HDPE packaging for milk products; beverage manufacturers shift from glass bottles and aluminum cans to PET plastic bottles for soft drinks and water; and consumption of those beverages increases. Our principal beverage customers are Glanbia plc; The Coca-Cola Company; C&C Group plc; Macaw (Soft Drinks) Ltd.; and Dale Farm Ltd.

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

Bottle design capabilities also are available at our individual plants, supported by computer aided design and testing of in-house developments carried out in our ISO 9000 Series certified laboratories. New developments and improvements are shared between the plants.

Our plastic containers are made primarily from PET and HDPE, and serve a wide variety of markets. The PET containers are used predominantly for soft drinks, still and sparkling waters and agrochemicals. The HDPE containers are used for agrochemicals, other specialty chemicals, and healthcare and dairy products. We also make HDPE closures for the soft drink market and closures for agrochemicals and other specialty chemicals containers.

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

PET conversion from raw plastic resin is carried out in our plants in Northern Ireland, South Africa, France and Mauritius. PET is injection molded to create preforms that are subsequently blow molded into bottles, either in our manufacturing facilities or at our customers’ plants. PET granules are heated and then forced into a mold that forms the preform to the required shape. Preforms are then stored before being converted to bottles.

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

Major paperboard packaging competitors include Akerlund & Rausing; Algroup; Amcor Limited; Mayr-Melnhof Packaging UK Limited, a subsidiary of Mayr-Melnhof Karton AG; MY Holdings, a subsidiary of Nampak Ltd.; Van Genechten Packaging; Cardinal Health, Inc.; and MeadWestvaco Corporation. In addition, in response to customer demand for pan-European sources of supply in pharmaceutical and healthcare markets, some smaller producers have also entered into pan-European trading alliances. Examples of such alliances include Copapharm Europe (an alliance of British, German, Spanish, French, Italian and Swiss carton manufacturers which supplies folding cartons to the European pharmaceutical industry) and Pharmapact (an alliance of British, German, French and Italian multi-product manufacturers which supplies folding cartons, microflute corrugated board, labels, leaflets and specialized systems to the European pharmaceutical industry).

Major plastic packaging competitors include Constar International, Inc.; Huhtamaki Van Leer; Nampak Ltd.; Esterform; RPC Group Plc; Schmalbach-Lubeca, a subsidiary of Amcor Limited; and Paradigm Packaging.

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

Employees

At January 1, 2006, we had 6,129 employees. Some of our employees are represented by various trade unions or workers’ councils in each of the countries in which we operate. We believe that our relations with our employees are good.

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

Compliance with Environmental Regulations

The subsidiary that comprised our former Tissue segment has been identified by the U.S. federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and remediation and restoration liability in the Fox River and Green Bay System in Wisconsin. In connection with the disposition of the assets of that subsidiary, we retained liability for, and the third party indemnity rights associated with, discharges of polychlorinatedbiphenyls (commonly referred to as “PCBs”) and other hazardous materials in the Fox River and Green Bay System. We and other potentially responsible parties are currently engaged in the investigation and remediation of this location. Given the many uncertainties associated with the nature and scope of the remediation effort that will ultimately be required, and uncertainties associated with the possible recovery of the cost of such efforts from third parties, we cannot assure you that the ultimate costs related to this site will not have a material adverse affect on our results. (See “Note 15 – Commitments and Contingencies” of Item 8, incorporated herein by reference.)

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

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 27, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

Item 1A. Risk Factors

You should consider the following risk factors in evaluating us and our business. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Risks Related to Our Substantial Indebtedness and Our Common Stock

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We and our subsidiaries have a substantial amount of outstanding indebtedness and will be able to incur substantial additional indebtedness in the future. Our substantial leverage could have significant consequences to you. For example, it could:

•	make it more difficult for us to generate sufficient cash to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures, acquisitions and other general corporate purposes;

•	require us to sell debt or equity securities or to sell some of our core assets, possibly on less than favorable terms, to meet debt payment obligations;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	expose us to risks that are inherent in interest rate fluctuations because a part of our indebtedness bears variable rates of interest.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Restrictive covenants in our senior credit facility and our other indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

Our senior credit facility contains restrictive covenants that include limits on our ability to prepay our other indebtedness, limits on liens and limits on mergers and asset sales. Our senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by a deterioration in our operating results, as well as by events beyond our control, including economic conditions, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under our senior credit facility and any of our other indebtedness that may be cross-defaulted to our senior credit facility. Upon the occurrence of an event of default under the senior credit facility or such other indebtedness, the lenders could terminate their commitment to lend and elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If these lenders accelerate the payment of that indebtedness or foreclose on the collateral, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other debt.

The indentures for our indebtedness, including our senior subordinated notes, contain restrictive covenants that limit our ability to:

•	incur additional indebtedness;

•	pay dividends or make distributions in respect of capital stock;

•	purchase or redeem capital stock;

•	make investments or certain other restricted payments;

•	create liens;

•	sell assets;

•	issue or sell stock of restricted subsidiaries;

•	enter into transactions with shareholders or affiliates; and

•	effect a consolidation or merger.

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions or other corporate opportunities.

We are a holding company and are dependent upon dividends, interest income and loans from our subsidiaries to meet our debt service obligations and pay dividends on our common stock.

We are a United States holding company and conduct all of our operations through our subsidiaries, most of which are located in other countries. Our ability to meet our debt service obligations and pay dividends on our common stock will therefore be dependent on receipt of dividends, interest income and loans from our direct and indirect subsidiaries. Subject to the restrictions contained in the indentures governing our senior subordinated notes, future borrowings by our subsidiaries may contain restrictions or prohibitions on the payment of dividends by our subsidiaries to us. In addition, under applicable law, our subsidiaries may be limited in amounts that they are permitted to pay as dividends to us on their capital stock. In particular, there are significant tax and other legal restrictions on the ability of non-U.S. subsidiaries to remit money to us. As a result, our subsidiaries may not be able to pay dividends to us. If they do not, we may not be able to make debt service payments or pay dividends on our common stock.

Risks Related to Our Business

Our business and financial performance may be harmed by future increases in raw material costs.

The primary raw material for our Paperboard Packaging segment is paperboard, which is converted to make the walls of the packaging unit. The primary raw materials for our Plastic Packaging segment are raw PET and HDPE plastic resins, which are converted to form plastic preforms, bottles, containers and closures. The primary raw materials used in our business are commodities that are subject to cyclical price fluctuations, which could harm our business. The cyclical nature of paperboard, HDPE and PET pricing presents a potential risk to our profit margins because we may not be able to immediately pass through price increases to our customers. Moreover, an increase in the selling prices for the products we produce, resulting from a pass-through of increased raw materials costs, could reduce the volume of units we sell and decrease our revenues.

Competition in specialty packaging markets could harm our financial condition and results of operations.

Competition is intense in the paperboard and plastic packaging markets that we serve, both from large companies and from local and regional producers and converters. Some of these competitors have substantially greater resources than we do. This competition from existing paperboard and plastic packaging suppliers could harm our financial condition and results of operations.

Additionally, we face the threat of increased competition in the future from new entrants from outside the packaging industry, as well as from existing packaging suppliers, because there are limited barriers to entry for supplying paperboard and plastic packaging to many of the end-use markets that we serve. Capital costs are low, and there are only moderate intellectual property and technological barriers. As a result, it can be difficult for us to increase prices because, if we increase prices above a competitive level, customers can change to a new supplier.

Our Paperboard Packaging and Plastic Packaging segments also face competition from producers of packaging made from other materials that are suitable for packaging. Our Paperboard Packaging segment faces competition from producers of packaging using metals, foils, glass and plastics, and our Plastic Packaging segment faces competition from producers of packaging using paperboard, foils, glass and metals. The prices that we can charge for paperboard and plastic packaging are therefore constrained by the availability of substitutes such as metal and glass packaging. With increased competition, we may be required to lower prices, which may reduce our margins and profitability.

Our business and financial performance may be adversely affected by the relocation of our customers’ plants and manufacturing capacity.

Packaging plants are typically located in reasonable proximity to customers’ manufacturing facilities to reduce transportation costs and facilitate on-time delivery of the packaging. Our packaging plants are concentrated in Western Europe, geographically located near the manufacturing facilities of our major customers. For various reasons, including shifts in market demand and the ability to reduce labor costs, some of our major customers may relocate all or a portion of their manufacturing capacity. Such relocation may adversely affect our ability to competitively supply our customers. Additionally, a reduction in customer demand may create additional competitive pressures from local industry over-capacity.

Our business and financial performance may be adversely affected by our inability to effectively implement initiatives under our $25-million cost savings program.

In November 2005, we announced plans for a global cost savings program targeting pre-tax savings of $25 million on an annual basis. The program is expected to include the possible closure or consolidation of several facilities and broad-based workforce and overhead reductions, as well as cost savings from improvements to operating processes. The cost of the program is expected to range form $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due the sale of related real estate and assets. Full implementation is expected over the next two years. Projected costs and savings associated with the $25-million cost savings program are subject to a variety of risks, including:

•	costs to effect initiatives contemplated under the $25-million cost savings program may exceed estimates;

•	initiatives we are contemplating may require consultation with various works councils, employee representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings;

•	initiatives will also require close coordination with customers with respect to the transfer of existing business to other company locations, and certain business may not ultimately be retained as a result of possible closures or consolidations of facilities;

•	we may lose skilled employees in connection with the initiatives; and

•	projected savings, including proceeds from the sale of related real estate and other assets, contemplated under this program may fall short of estimated targets.

If we are unable to effectively implement the $25-million cost savings program, our revenues, financial position and profitability will be adversely affected.

Our business may suffer from risks related to potential future acquisitions.

The operations of our company have substantially changed over the last eight years through the divestiture of our commodity paper products, forest products and corrugated packaging businesses and the acquisition of our existing specialty packaging operations. Substantially all of our existing specialty packaging operations were acquired within the last seven years through a series of acquisitions. As part of our business strategy, over the next few years, we may expand our network of packaging facilities, which is now located primarily in Europe, through the acquisition of complementary businesses in North America and we may pursue smaller acquisitions, joint ventures or alliances primarily in Europe and emerging markets such as the Asia-Pacific region. We cannot assure you that we will be able successfully to integrate any future acquisitions, which could adversely impact our long-term competitiveness and profitability.

Any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

•	The integration process could disrupt the activities of the businesses that are being combined. The combination of the businesses or plants may require, among other things, coordination of administrative and other functions and consolidation of production capacity. Plant consolidation may strain our ability to deliver products of acceptable quality in a timely manner from consolidated facilities. We may experience attrition among the skilled labor force at the companies acquired in reaction to being acquired and in reaction to our consolidation of plants.

•	The execution of our integration plans may divert the attention of our management from operating our business.

•	We may assume known and unanticipated liabilities and contingencies.

•	Future acquisitions could cause a reduction of our reported earnings because of the issuance of additional securities or debt, increased interest costs, goodwill write-offs and an increased income tax rate.

With respect to our strategic plan to grow in part through acquisitions, we cannot assure you that we will be able to identify suitable acquisitions at acceptable prices or that we will have access to sufficient capital to take advantage of desirable acquisitions. We cannot assure you that our future acquisitions will have revenues, profits or productivity comparable to those of our past acquisitions. Future acquisitions may require substantial capital. Although we expect to use borrowings under our senior credit facility to pursue these opportunities, we cannot assure you that such borrowings will be available in sufficient amounts or that other financing will be available in amounts and on terms that we deem acceptable. In addition, our senior credit facility and other indentures governing the senior subordinated notes impose, and our future indebtedness may impose, limitations on our ability to enter into acquisitions, alliances or joint ventures. Our financial performance and the condition of the capital markets will affect the value of our common stock, which could make it a less attractive form of consideration for making acquisitions. If we cannot identify suitable acquisitions or if we cannot access sufficient capital to take advantage of such acquisitions, we may have to curtail our strategic plan for growth through acquisitions, which could limit our ability to achieve our targeted competitive strategic position and have a material adverse impact on our long-term success.

If we fail to maintain satisfactory relationships with our larger packaging customers, our business may be harmed.

We generally do not enter into long-term fixed quantity supply agreements with our main customers. Many of our larger packaging customers are multinational companies that purchase large quantities of packaging materials. Typically, major packaging customers centralize their purchasing on a pan-European basis and seek to obtain their packaging requirements from a limited number of sources to achieve maximum efficiency. Many of these companies are sophisticated purchasers with centralized procurement departments. They generally enter into supply arrangements through a tender process that solicits bids from several potential suppliers and selects the winning bid based on several attributes, including price and service. Generally the supply arrangements (usually for terms of one to five years) specify the terms of trade and service requirements for the period of the arrangement and some award sole or preferred supply for specific classes of packaging products for the customer, but only to the extent the customer requires such products. The significant negotiating leverage possessed by many of our customers and potential customers limits our ability to negotiate supply arrangements with favorable terms and creates pricing pressure, reducing margins industry wide. We regularly submit bids for new business or renewal of existing business. The loss of one or more of our larger customers, or reduced orders by any of our larger customers, could harm our business and results of operations. Moreover, our customers may vary their order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. Because of the nature of our business, order backlogs are not large. In the event we lose any of our larger customers, we may not be able to rapidly replace that revenue source, which could harm our financial results.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve.

Demand for our specialty packaging products in the principal end-use markets we serve is primarily driven by consumer consumption of the products sold in the packages we produce, which is often affected by general economic conditions. The primary end-use markets for our Paperboard Packaging segment are pharmaceutical and healthcare, branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances, and food and household products), and tobacco products, while the primary end-use markets for our Plastic Packaging segment are agrochemicals and other specialty chemicals, and food and beverages. Downturns in these sectors could result in decreased demand for our products. In particular, our business may be adversely affected during periods of economic weakness by the general softness in these consumer markets. Our results could be adversely affected if economic conditions weaken. These conditions are beyond our ability to control and have had, and may continue to have, a significant impact on our sales and results of operations.

We may be adversely affected by seasonal sales cycles.

Demand for goods in several of our target end-use markets, especially alcoholic drinks, confectioneries, cosmetics and fragrances, is typically strongest during the first and fourth fiscal quarters due to the increase in orders placed in preparation for the year-end holiday and Easter shopping seasons. Demand for our paperboard packaging products from customers in these end-use markets is therefore typically strongest during our third and fourth fiscal quarters. We generally ship a majority of our paperboard packaging products to customers in these end-use markets in the third and fourth fiscal quarters. If these customers anticipate soft year-end holiday or Easter sales, this may result in reduced sales of our paperboard packaging products, which could have an adverse effect on our results of operations for that year. Our borrowing needs are greatest in the first and second fiscal quarters due to reduced seasonal cash flow from our business. We typically generate nearly all of our cash from operating activities in the second half of our fiscal year, and use cash in operating activities during the first half of the year as a result of our working capital needs.

We conduct the majority of our operations in non-U.S. countries, and our operating results are highly dependent on our non-U.S. sales and operations, which exposes us to various risks.

We conduct the majority of our operations in non-U.S. countries, which exposes us to risks from changes in the political, economic and financial environments in those countries. Sales to customers outside North America accounted for over 90% of our net revenues during each of the last three years. In addition, one of our strategies for increasing our revenues depends on expansion into additional non-U.S. markets. Our non-U.S. sales and operations are subject to a variety of risks, including:

•	fluctuations in currency exchange rates or imposition of currency exchange controls;

•	difficulties in staffing and managing non-U.S. operations;

•	inflexible local labor markets and work rules;

•	costs (such as labor, raw materials and equipment costs) that fluctuate in the countries in which we do business because such costs are denominated in non-U.S. currencies;

•	issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property;

•	changes in trading policies and regulatory requirements, including export license requirements, trade barriers, tariffs and tax laws;

•	language and cultural differences;

•	general political and economic conditions and trends in non-U.S. markets;

•	expropriation of assets, including bank accounts, intellectual property and physical assets, by non-U.S. governments;

•	greater risk of uncollectible accounts; and

•	longer collection cycles.

Accordingly, we may not be able to successfully execute our business plan in non-U.S. markets. If we are unable to achieve anticipated levels of revenues from our non-U.S. operations, our revenues and profitability will decline.

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.

Compliance with the environmental and the health and safety requirements of international, non-U.S. and U.S. federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We have a policy of assessing real property for environmental risks prior to purchase. We regularly make capital and operating expenditures to stay in compliance with environmental laws. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Despite these compliance efforts, risk of environmental liability, including the possible imposition of fines and penalties stemming from non-compliance with environmental laws, permits or licenses, is part of the nature of our business. We cannot assure you that environmental liabilities, including compliance and remediation costs, will not have a material adverse effect on us in the future. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies; additional information or facts surfacing with respect to existing investigations or the identification of as yet unknown contamination; further investigation of the potential health hazards of certain products or business activities; or the adoption of new laws, regulations or permitting requirements.

The subsidiary that comprised our former Tissue segment has been identified by the U.S. federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and remediation and restoration liability in the Fox River and Green Bay System in Wisconsin. In connection with the disposition of the assets of that subsidiary, we retained liability for, and the third party indemnity rights associated with, discharges of polychlorinatedbiphenyls (commonly referred to as “PCBs”) and other hazardous materials in the Fox River and Green Bay System. We and other potentially responsible parties are currently engaged in the investigation and remediation of this location. Given the many uncertainties associated with the nature and scope of the remediation effort that will ultimately be required, and uncertainties associated with the possible recovery of the cost of such efforts from third parties, we cannot assure you that the ultimate costs related to this site will not have a material adverse effect on our results. See “Note 15—Commitments and Contingencies” of Item 8, incorporated herein by reference.

We depend on certain key personnel, and the loss of any key personnel may seriously harm our business.

Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled employees involved in the design and manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could harm our business.

Future government regulations and judicial decisions affecting the packaging we produce or the products shipped in the packaging we produce could significantly reduce demand for our packaging products.

Government regulations and judicial decisions that affect the packaging we produce or the products shipped in the packaging we produce could significantly reduce demand for our packaging products. Tobacco products have increasingly been subject to litigation and regulation throughout the world. Consumer demand for tobacco products has declined in some countries as a result, and if demand for tobacco products continues to decline and/or begins to decline in other countries, our sales of tobacco packaging could be adversely affected. For example, proposed European Union legislation could limit the tar and nicotine levels of tobacco products produced in Europe, even if manufactured for export. Future legislation could also limit the use of secondary packaging, such as limiting the sale of bottles of alcoholic drinks in paperboard boxes. If such legislation becomes law, it could significantly reduce demand for many of our paperboard packaging products and adversely affect our sales.

Anti-takeover provisions under Virginia law and in our articles of incorporation and our bylaws may negatively affect the price of our common stock.

The Virginia State Corporation Act, our articles of incorporation and our bylaws contain various provisions that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Among other things, these provisions:

•	divide our board of directors into three classes of directors serving staggered three-year terms;

•	provide that directors may be removed only by the affirmative vote of the holders of at least 80% of the outstanding shares of our common stock (which required vote may only be changed by the affirmative vote of a majority of our continuing directors and the holders of two-thirds of our outstanding common stock);

•	require the affirmative vote of holders of at least 80% of our outstanding shares of common stock to approve certain business combinations; and

•	require approval of material acquisition transactions (such as mergers, share exchanges, and material dispositions of corporate assets not in the ordinary course of business) between our company and any holder of more than 10 percent of any class of our outstanding voting shares by the holders of at least two-thirds of the remaining voting shares of our company. These provisions could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company and could limit the price that investors would be willing to pay in the future for shares of our common stock.

Income Tax Matters

The IRS has proposed certain adjustments relating to our tax treatment of our disposition of assets of Wisconsin Tissue Mills Inc. in 1999. We have estimated our maximum potential exposure with respect to the matter to be approximately $26.7 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of the transaction was correct and that we should prevail in any dispute with the IRS related to this matter. Accordingly, no amount has been accrued for this proposed IRS adjustment. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

For additional information regarding these and other matters, that could affect us, see “Note 15—Commitments and Contingencies” of Item 8, incorporated herein by reference.

The information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” of Item 7, “Note 9—Financial Instruments and Risk Concentration” of Item 8, and “Note 15—Commitments and Contingencies” of Item 8 are incorporated herein by reference.

Item 1B. Unresolved Staff Comments

None.

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

Paperboard Packaging

Belgium: Bornem, Brussels, Gent

England: Bedford***, Birmingham***, Bourne*, Bradford (2), Bristol*, Greenford*, Leicester, Loughborough*, Newcastle, Nottingham, Portsmouth*, Tewkesbury*, Thatcham*

France: Angoulême, Avallon, Ezy-sur-Eure***, Lisses, Migennes, St. Pierre des Corps, Ussel

Germany: Bremen, Bunde, Düren, Frankfurt, Melle, Stuttgart

Netherlands: Oss

Northern Ireland: Belfast

Republic of Ireland: Dublin*, Limerick, Westport

Scotland: Bellshill, East Kilbride, Glasgow*

Spain: Madrid*,

United States: Brooklyn, NY*; Lake Success, NY*; Lexington, NC; Raleigh, NC*

Wales: Wrexham*

Plastic Packaging

England: Crewe

France: St. Etienne

Mauritius: Port Louis*

Northern Ireland: Lurgan

People’s Republic of China: Kunshan (2)**

Republic of Ireland: Cavan

South Africa: Harrismith*, Capetown*

Corporate Headquarters

England: Amersham****

United States: Richmond, VA*

*	Leased facility
**	1 facility owned by a joint venture in which we own a 50% interest; 1 facility leased
***	Operated at January 1, 2006, but plant closure agreed with labor representative/works councils.
****	2 buildings, one of which is leased

Item 3. Legal Proceedings

We are a party to various legal actions, which are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

In addition, the information presented in “Note 15 — Commitments and Contingencies” of Item 8 is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item X. Executive Officers of the Registrant

The name and age of each executive officer of the Company as of March 2, 2006, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Andrew J. Kohut (47)

President & Chief Executive Officer since November 2005

President (January 2005-November 2005)

Executive Vice President & Chief Financial Officer (2001-2004)

Senior Vice President-Strategic Business Development (1998-2001)

J. P. Causey Jr. (62)

Executive Vice President, Secretary & General Counsel since 2001

Senior Vice President, Secretary & General Counsel (1995-2001)

Neil Rylance (49)

Executive Vice President—European Packaging since 2005

Senior Vice President (2003-2005)

Director – Healthcare (2003)

Director – International and Branded Products (2000 – 2003)

Joel K. Mostrom (49)

Senior Vice President & Chief Financial Officer since 2005

Vice President & Treasurer (2002-2004)

Vice President – Investor Relations (2000 – 2002)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “CSK”. As of March 2, 2006, there were 4,382 holders of record of the Company’s common stock. The following table sets forth the high and low closing prices per share for our common stock and dividend per share information for the last two years:

	Market Price
	High	Low	Dividends Declared
2005
First quarter	$27.40	$20.07	$0.22
Second quarter	22.30	18.81	0.22
Third quarter	22.88	17.69	0.22
Fourth quarter	21.06	16.13	0.22
2004
First quarter	$27.77	$23.12	$0.22
Second quarter	26.68	20.35	0.22
Third quarter	26.26	21.30	0.22
Fourth quarter	28.32	22.61	0.22

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

The following table provides information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans as of January 1, 2006.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Equity compensation plans approved by security holders	1,474,545	27.40	5,379,125
Equity compensation plans not approved by security holders	—	—	—

Total	1,474,545	27.40	5,379,125

See “Note 13 — Stock Option and Award Plans” of Item 8, incorporated herein by reference, for information regarding the material features of the above plans.

Item 6. Selected Financial Data

The table below summarizes selected financial information. For further information, refer to the Consolidated Financial Statements and the Notes thereto of Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7, which are incorporated herein by reference. Certain fiscal 2004 and fiscal 2003 selected financial data has been restated to reflect adjustments discussed under the heading “Restatement” in Note 1 to the consolidated financial statements.

Five-Year Comparative Record

(dollar amounts in millions, except per share data)	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
		(Restated)	(Restated)
Operating Results
Net sales	$1,042.0	$1,031.7	$885.6	$781.8	$769.9
(Loss) income from continuing operations	(315.0)	11.7	22.5	11.5	1.8
Discontinued operations	0.7	—	4.4	10.4	121.7
Net (loss) income	(314.3)	11.7	26.9	21.9	123.5
Cash dividends declared on common stock	17.1	17.0	13.4	13.3	13.2
Net cash provided by (used in) operating activities	44.6	93.1	80.0	51.1	(205.5)
Common Stock
Number of stockholders of record at year-end	4,422	4,553	4,744	4,913	5,108
Shares outstanding at year-end (in millions)	19.6	19.6	15.3	15.2	15.2
Per Share
Basic earnings from continuing operations	$(16.24)	$0.63	$1.48	$0.76	$0.12
Basic earnings	(16.20)	0.63	1.77	1.45	8.18
Diluted earnings from continuing operations	(16.24)	0.63	1.48	0.76	0.12
Diluted earnings	(16.20)	0.63	1.77	1.44	8.12
Dividends declared	0.88	0.88	0.88	0.88	0.88
Year-end stockholders’ equity	15.07	36.34	37.26	31.36	28.36
Financial Position at Year-end
Working capital	$8.8	$21.3	$62.9	$83.0	$59.3
Property, plant and equipment, net	372.0	427.2	431.6	376.4	338.3
Total assets	1,123.0	1,557.0	1,492.8	1,352.9	1,245.6
Debt	432.9	428.9	486.9	491.4	489.9
Stockholders’ equity	295.3	712.2	570.1	476.6	431.0
Total capital	728.2	1,141.1	1,057.0	968.0	920.9
Percent of debt
To total capital	59.4%	37.6%	46.1%	50.8%	53.2%
To stockholders’ equity	146.6	60.2	85.4	103.1	113.7
Additional Data
Number of employees at year-end	6,129	5,988	5,875	5,835	5,801

Notes to Five-Year Comparative Record:

(1)	Continuing operations included an after-tax goodwill impairment charge of $311.7 million, after-tax restructuring charges of $11.1 million, an after-tax loss on divestitures of $5.8 million, an after-tax loss on extinguishment of debt of $0.5 million, and an income tax benefit of $1.9 million related to the resolution of income tax contingencies.
(2)	Continuing operations included an after-tax loss on extinguishment of debt of $6.2 million and a $3.3 million tax benefit related to favorable settlements of U.S. and U.K. tax return audits.
(3)	Continuing operations included an after-tax gain on the settlement of environmental indemnity obligations of $7.7 million.
(4)	Continuing operations included an after-tax restructuring charge of $1.8 million. Goodwill amortization was discontinued as of the beginning of the year.
(5)	Continuing operations included after-tax restructuring charges of $9.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the year ended January 1, 2006 (“fiscal 2005”) reflects a restatement of the consolidated financial statements and other financial information of Chesapeake Corporation for the years ended January 2, 2005 (“fiscal 2004”), and December 28, 2003 (“fiscal 2003”) and for the interim periods of fiscal 2005 and fiscal 2004. The restatement of these financial statements and other financial information was made in order to correct errors in the Company’s accounting for deferred income taxes. Further information on the restatement adjustments can be found in “Note 1 — Restatement” of Item 8 of this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of our consolidated financial statements, as discussed in Note 1 to the consolidated financial statements.

Overview of Business

Chesapeake is a leading European supplier of specialty paperboard packaging products and a leading international supplier of plastic packaging products to niche end-use markets. We focus on specific end-use packaging markets, where customers demand creative designs, technical expertise and production capabilities that include broad geographic coverage and appropriate supply chain offerings.

Chesapeake has two reportable business segments:

Paperboard Packaging

The Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other paper packaging products. Our primary end-use markets are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); and tobacco. During 2005, we consolidated our view of our end-use markets and, as a result, food and household and luxury packaging are now included within the branded products packaging market, which was formerly referred to as international and branded packaging. References to luxury packaging include the wine, champagne, cosmetics and fragrances packaging portion of the branded products packaging markets.

Plastic Packaging

The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets are agrochemicals and other specialty chemicals, and food and beverages.

Summary of 2005

Our financial performance for 2005 reflects the challenging market conditions in which many of our businesses compete. We reported a loss from continuing operations of $315.0 million, or $16.24 per share, for 2005. Results included a non-cash charge related to the impairment of goodwill ($311.7 million after tax, or $16.07 per share), losses related to divestitures ($5.8 million after tax, or $0.30 per share), restructuring expenses ($11.1 million after tax, or $0.58 per share), and the costs related to the early extinguishment of debt ($0.5 million after tax, or $0.02 per share). Our segment results, discussed under “Review of Segment Results” reflect the effects of overcapacity and margin pressure in certain of our markets that led, in part, to our initiating the $25-million global cost savings program in late 2005.

Pension costs had a significant adverse impact on our reported 2005 results. Since 2003, our annual pension expense has increased by approximately $10 million, and the annual funding of these plans has increased almost 50% to approximately $24 million. To address those rising costs, we recently took steps to reduce our exposure to long-term costs associated with our defined benefit pension plans. The short-term impact on our financial position and results of operations of these steps, however, will be modest.

In September 2005, we completed the acquisition of Impaxx Pharmaceutical Packaging Group, Inc., which does business as Arlington Press. Arlington Press is the leading supplier of printed pharmaceutical leaflets in North America. The transaction strengthens our presence in North America and provides a platform to expand our global pharmaceutical and healthcare packaging business. We are a leading European supplier of leaflets, labels and cartons to the pharmaceutical market, and Arlington Press’s U.S. pharmaceutical customer base and manufacturing capabilities complement our existing business.

Also, in December 2005, we purchased the outstanding minority interest of our South African plastic packaging operations. This action should provide us with greater flexibility to strengthen our strategic position in this emerging market.

In November 2005, we announced plans for a global cost savings program targeting combined pre-tax savings of $25 million on an annual basis. Just as our strategic transformation of the late-1990’s redefined who we were – the markets in which we compete and our geographical scope of operations – we believe that our $25-million cost savings program will redefine Chesapeake operationally, building a stronger, more cost effective company, ultimately in a better position to serve our customers in today’s global marketplace. The program, which is discussed more fully herein, is expected to include the possible closure or consolidation of several facilities and broad-based workforce and overhead reductions, as well as cost savings from improvements to operating processes. Full implementation is expected over the next two years.

Review of Consolidated Results of Operations

The following consolidated results from continuing operations highlight major year-to-year changes in our income statement (see page 32 for a discussion of discontinued operations). More detail regarding these changes is found under the caption “Review of Segment Results.” All per share amounts included in this Management’s Discussion and Analysis are presented on a diluted basis.

The consolidated financial statements were prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and require management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures (see discussion of Critical Accounting Policies). Actual results could differ from these estimates.

Our 52–53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2004 contains 53 weeks, and fiscal years 2005 and 2003 contain 52 weeks.

Income from continuing operations before interest, extinguishment of debt and taxes is abbreviated as “EBIT.” Segment EBIT excludes any goodwill impairment charge, restructuring expenses, asset impairment and other exit costs and gains (losses) on divestitures. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. Segment EBIT is not, however, intended as an alternative measure of operating results as determined in accordance with GAAP. Our definition of segment EBIT is not necessarily comparable to similarly titled measures for other companies.

2005 vs. 2004

Net sales: Chesapeake’s 2005 net sales of $1,042.0 million were up $10.3 million, or 1.0 percent, compared to net sales in 2004 of $1,031.7 million. Changes in foreign currency exchange rates decreased net sales by $2.8 million. The increase in sales was primarily attributable to the Plastic Packaging segment, resulting from strong volumes across the food and beverage and specialty chemical packaging markets and increased sales prices due to the partial pass through of resin price increases. Within the Paperboard Packaging segment, weaker demand within certain markets of the branded products packaging division were offset by stronger sales in alcoholic drinks packaging, and increased sales in the pharmaceutical and healthcare packaging market as a result of our acquisition of Arlington Press in the third quarter of 2005.

Gross margin: Gross margin, which is defined as net sales less cost of products sold, was $176.5 million in 2005, compared to $173.3 million in 2004. Gross margin as a percentage of net sales for 2005 increased from 16.8 percent in 2004 to 16.9 percent in 2005.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses as a percentage of net sales were 13.5 percent in 2005 compared to 13.0 percent in 2004. Increased pension expenses and costs associated with potential strategic initiatives were partially offset by lower management incentive compensation costs in 2005.

Goodwill impairment charge: In 2005, Chesapeake recorded a non-cash charge of $312.0 million related to the impairment of goodwill within the reporting units of the Company’s Paperboard Packaging segment. We conducted our annual impairment test for all reporting units as of December 1, 2005. As a result of competitive economic conditions affecting the paperboard packaging markets and changes in our profile relative to market capitalization and risks associated with the extent and timing of savings anticipated under our $25-million global cost savings program, we recorded an after-tax non-cash charge of $311.7 million, or $16.07 per share, related to impairment of goodwill within the reporting units of the Company’s Paperboard Packaging segment. Chesapeake’s goodwill balance following the impairment charge is approximately $354.0 million. We do not expect the impairment charge to result in future cash expenditures or to affect compliance with covenants under the Company’s borrowing agreements.

Restructuring expenses, asset impairments, and other exits costs: In 2005, the Company recorded losses of $13.1 million for restructuring expenses and other exit costs. These restructuring expenses primarily resulted from the Company’s efforts to reduce costs, as announced under its $25-million global cost savings program. Charges include costs associated with the closure of two facilities as well as other employee-related expenses for workforce reductions, including severance, and other termination costs. See also “Chesapeake’s $25-Million Cost Savings Program.”

Losses on divestitures: In 2005, the Company recognized a $5.8 million loss on divestitures, including a loss on the sale of our French wine and spirits label business, Bourgeot Etiqso Lesbats (“Bourgeot”), and a loss related to the net write-down of promissory notes. On the sale of Bourgeot, the Company incurred a pre-tax and after-tax loss of $3.0 million in the second quarter of 2005. The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts. The Company retained the pre-closing trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date.

Also in the second quarter of 2005, the Company recorded a loss of $3.4 million related to the write-down of promissory notes received in connection with the 2001 divestiture of Consumer Promotions International, Inc. (“CPI”), a component of the Company’s former Merchandising and Specialty Packaging segment. In July 2005, CPI informed the Company of its inability to continue interest payments under the term notes. Also, CPI provided the Company with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, we wrote down the value of these notes to zero in the second quarter of 2005. During the fourth quarter of 2005, the Company received $0.6 million from CPI in full settlement for these notes.

Other income: Other income, net was $9.0 million for 2005 compared to $15.5 million for 2004. The 2004 results included a $6.9 million gain from the sale of non-strategic land.

EBIT: EBIT was $(285.7) million for 2005 compared to EBIT of $54.8 million for 2004. The loss reported for EBIT in 2005 was attributable to the goodwill impairment charge discussed above and also reflects the charges recorded for restructuring expenses, divestitures and other exit costs. Changes in foreign currency exchange rates did not have a significant effect on EBIT for 2005. See “Review of Segment Results” for further details on segment EBIT.

Interest expense, net: Net interest expense for 2005 was $33.1 million, compared to net interest expense of $37.1 million for 2004. The decrease in net interest expense in 2005 was due to lower average interest rates and the redemption of £40 million principal amount of 10.375% senior subordinated notes in 2004 (see “Financing”), partially offset by increased borrowing for the Arlington Press acquisition in the latter part of 2005. Our borrowings include amounts denominated in the local currencies of the countries in which we conduct substantial business, and serve as a partial natural hedge against currency fluctuations affecting our earnings. Changes in foreign currency exchange rates did not have a significant impact on net interest expense in 2005.

Loss on extinguishment of debt: During the third quarter of 2005, Chesapeake redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011, which resulted in a loss on the extinguishment of debt of $0.5 million. During 2004, Chesapeake recorded a loss on extinguishment of debt in the amount of $9.6 million, or $6.2 million net of income taxes. This was the result of the redemption of £40 million principal amount of 10.375% senior subordinated notes and the retirement of approximately $66.8 million principal amount of 7.2% notes, pursuant to a tender offer.

Tax expense: The effective income tax rate from continuing operations for 2005 was 1.3 percent compared to an effective income tax rate of approximately (44.4) percent in 2004. The comparability of the Company’s 2005 effective tax rate with the 2004 rate is affected by the goodwill impairment charge, substantially all of which is not deductible for income tax purposes, the inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain foreign tax jurisdictions. During 2005, the Company recorded income tax benefits of approximately $1.9 million related to the resolution of income tax contingencies. The Company’s income taxes for 2004 included benefits of $3.3 million related to favorable settlements with tax authorities and $0.8 million related to the reduction in the Belgian statutory income tax rate.

Income (loss) from continuing operations: Loss from continuing operations for 2005 was $315.0 million, or $16.24 per diluted share, while income from continuing operations for 2004 was $11.7 million, or $0.63 per diluted share.

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

Gross margin: Gross margin was $173.3 million in 2004, compared to $163.4 million in 2003. Gross margin as a percentage of net sales for 2004 declined from 18.4 percent in 2003 to 16.8 percent in 2004. This decrease was due to competitive pricing throughout the Paperboard Packaging segment, most notably in the food and household market, and start-up costs for two new German facilities and incremental manufacturing costs related to the installation of new equipment.

SG&A expenses: SG&A expenses as a percentage of net sales were 13.0 percent in 2004 compared to 13.3 percent in 2003. The decrease was primarily the result of lower long-term incentive program costs in 2004 of approximately $0.7 million compared to $2.4 million in 2003.

Gain on divestiture: The results for 2003 include the settlement of substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. (“St. Laurent”) related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million in 2003, which resulted in a gain of approximately $11.2 million ($7.7 million, net of income taxes). A settlement payment of $11.0 million was paid during 2003. See “Note 4 — Loss (Gain) on Divestiture” of Item 8, incorporated herein by reference, for additional information on the previous indemnification obligation and the settlement.

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

Loss on extinguishment of debt: During 2004, Chesapeake redeemed £40 million principal amount of 10.375% senior subordinated notes due 2011, which resulted in a loss on the extinguishment of debt of $8.4 million, or $5.4 million net of income taxes. In addition, Chesapeake retired approximately $66.8 million principal amount, or 78.5 percent, of its outstanding $85.0 million aggregate principal amount of 7.2% notes due March 15, 2005, pursuant to a tender offer. In connection with the tender offer, we incurred a loss on the extinguishment of debt of $1.2 million, or $0.8 million, net of income taxes.

Tax expense: The effective income tax rate from continuing operations for 2004 was (44.4) percent compared to an effective income tax rate of 11.1 percent in 2003. The decrease in our effective income tax rate for 2004 was due to a benefit of $3.3 million related to favorable settlements of 1998 to 2002 U.S. Internal Revenue Service tax audits and 1999 to 2001 U.K. Inland Revenue tax audits, and a benefit of $0.8 million related to a reduction in deferred taxes due to a reduction in the Belgian statutory tax rate.

Income from continuing operations: Income from continuing operations for 2004 was $11.7 million, or $0.63 per diluted share, while income from continuing operations for 2003 was $22.5 million, or $1.48 per diluted share.

Review of Segment Results

Paperboard Packaging

(dollars in millions)	2005	2004	2003
Net sales	$860.2	$864.7	$753.4
EBIT	47.3	48.6	60.4
EBIT margin %	5.5%	5.6%	8.0%

2005 vs. 2004: Net sales for 2005 were $860.2 million versus net sales of $864.7 million for 2004. Changes in foreign currency exchange rates decreased net sales by $2.6 million. The decrease in net sales for the year was attributable to weaker demand within certain markets of the branded products packaging division, partially offset by a strong year in alcoholic drinks packaging and increased sales within pharmaceutical and healthcare packaging resulting from the Arlington Press acquisition.

EBIT for 2005 was $47.3 million versus $48.6 million for 2004. Changes in foreign currency exchange rates did not have a material effect on EBIT for 2005. The decrease in EBIT was principally attributable to decreased sales volumes, pricing pressure within certain of our branded products packaging markets and increased pension costs. In addition, while not a significant portion of our overall operating costs, increases in energy costs during the latter half of 2005 did have an adverse effect on our 2005 results.

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

EBIT decreased 19.5 percent in 2004 compared to 2003. Results for 2003 included a gain of $4.9 million from an insurance claim for equipment damaged in a fire. Excluding the gain from the insurance claim, the remaining decrease in EBIT for the Paperboard Packaging segment for 2004 was due to: competitive pricing across all our packaging markets, particularly the food and household market; reduced volume in the international and branded packaging market during the first half of the year, including a significant volume decline in luxury packaging; start-up costs for the two new German facilities; and incremental manufacturing costs related to the installation of new equipment. The decrease was partially offset by increased volume year over year in the pharmaceutical and healthcare packaging market and favorable changes in foreign currency exchange rates of $5.1 million.

Plastic Packaging

(dollars in millions)	2005	2004	2003
Net sales	$181.8	$167.0	$132.2
EBIT	15.0	21.5	12.4
EBIT margin %	8.3%	12.9%	9.4%

2005 vs. 2004: Net sales for 2005 were $181.8 million, an increase of $14.8 million, or 9 percent, over 2004. Changes in foreign currency exchange rates did not have a material effect on net sales for the year. The increased net sales resulted from strong volumes across the food and beverage and specialty chemical packaging markets and increased sales prices due to the partial pass through of resin price increases.

EBIT was $15.0 million for 2005, down $6.5 million compared to 2004. EBIT for 2004 included a gain of $5.8 million from the sale of non-strategic land in this segment. Changes in foreign currency exchange rates did not have a material effect on EBIT. Excluding the gain on sale of land mentioned above, EBIT for 2005 was down 4 percent versus 2004. The decrease in EBIT was largely due to the lag in increasing selling prices to reflect resin price increases, and was also negatively impacted by the costs incurred to investigate accounting errors identified at the facility in Crewe, England.

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

EBIT increased 73.4 percent for 2004 compared to 2003. The results for 2004 included a gain of $5.8 million from the sale of non-strategic land. Changes in foreign currency exchange rates increased EBIT for this segment by $2.1 million for 2004 compared to 2003. The remaining increase was due to a strong agrochemical season, improved results in the Asia-Pacific market and sales to new customers, partially offset by increased energy and raw material costs.

Chesapeake’s $25-Million Cost Savings Program

During the fourth quarter of 2005, we announced plans for a global cost savings program targeting combined pre-tax savings of $25 million on an annualized basis. While we routinely evaluate our operations for improvement and rationalization opportunities, we believe that the development of this comprehensive program will significantly improve our competitive position and enhance value for our shareholders by focusing on three goals:

•	increasing our focus on business operations that are aligned with our global strategic vision and that possess what we believe are the driving forces that will enable us to achieve outstanding performance in the market;

•	improving our operational processes; and

•	reducing our overall company-wide cost structure.

The scope of our restructuring program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes. The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected over the next two years.

We have already begun to implement elements of the cost savings program, as evidenced by our recent announcement of the closure of our food and household paperboard packaging operation in Birmingham, England, and the proposed closure of our rigid box luxury paperboard packaging facility in Ezy-sur-Eure, France.

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

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continued and discontinued operations together. Net sales from discontinued operations were $0.6 million in 2004 and $13.7 million in 2003.

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks, confectioneries, cosmetics and fragrances that are seasonal in nature. As a result, our Paperboard Packaging segment earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year. Our Plastic Packaging segment’s markets include beverage and agrochemical markets in the southern hemisphere that are seasonal in nature. As a result, our Plastic Packaging segment earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

Liquidity and Capital Resources

Management assesses Chesapeake’s liquidity in terms of our overall ability to generate cash to fund our operating and investing activities. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. Chesapeake uses financial markets worldwide for its financing needs. We are a party to public and private long-term debt agreements, including various bank credit facilities (see “Note 8 — Long Term Debt” of Item 8, incorporated herein by reference). Chesapeake has no material “off-balance sheet” liabilities or variable interest entities.

The following tables summarize our contractual obligations and other commercial commitments as of January 1, 2006:

Contractual Obligations

	Payments Due by Period(1)
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt(2)	$428.5	$22.8	$4.2	$107.3	$294.2
Interest(3)	196.3	25.3	49.6	49.1	72.3
Operating leases	12.3	3.0	5.4	3.6	0.3
Other commitments(4)	3.2	3.2	—	—	—

Total contractual cash obligations	$640.3	$54.3	$59.2	$160.0	$366.8

(1)	Cash requirements related to current liabilities reflected on the balance sheet such as accounts payable, income taxes payable, dividends payable and accrued expenses, are payable within one year and are not included in this table.
(2)	Amounts exclude non-cash amortizing premiums or discounts classified in our balance sheet as long-term debt. Borrowings under the senior credit facility are classified as due at the facility’s maturity in 2009. Borrowings under uncommitted lines of credit are classified as due in less than 1 year.
(3)	Contractual interest payments are calculated using outstanding debt balances, interest rates and foreign exchange rates in effect at January 1, 2006. Estimates do not include the effects of any potential early redemptions or refinancings. Interest on amounts owed under lines of credit is not included.
(4)	Amounts exclude required employer pension contributions, which are expected to approximate $11.3 million per year under current valuations and will continue for an undetermined time period.

Other Commercial Commitments

(in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years
Committed lines of credit(1)	$250.0	$—	$—	$250.0
Uncommitted lines of credit(2)	27.4	27.4	—	—
Standby letters of credit(3)	3.3	3.3	—	—

Total commercial commitments	$280.7	$30.7	$—	$250.0

(1)	Borrowings of $102.9 million under these lines of credit were included in long-term debt at January 1, 2006. Amounts available to be borrowed under the lines of credit are limited by the amount currently borrowed, the amounts of outstanding letters of credit ($2.9 million at January 1, 2006) and any debt covenant restrictions.
(2)	Borrowings of $11.6 million under uncommitted lines of credit were included in long-term debt at January 1, 2006.
(3)	Includes $0.4 million of back-up letters of credit.

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

In February 2004, our senior credit facility under which we can guarantee loan note balances and borrow up to $250 million was amended and restated, and its maturity extended to February 2009. The amended and restated senior credit facility includes terms and conditions substantially similar to the previous facility in effect at December 28, 2003. Nominal facility fees are paid on the unutilized credit line capacity, and interest is charged primarily at LIBOR plus a margin based on Chesapeake’s leverage ratio. We are required to pay a fee, which varies based on our leverage ratio, on the outstanding balance of certain loan notes and letters of credit. In addition, the amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt. The senior credit facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries. The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (U.K.) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries. Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries. In February 2006, the senior credit facility was amended to make certain technical corrections and amendments, add provisions to accommodate strategic initiatives of the Company and adjust certain financial maintenance covenants during 2006 and 2007. Outstanding borrowings under the senior credit facility as of January 1, 2006 totaled $102.9 million. Other lines of credit totaling $27.4 million are maintained with several banks on an uncommitted basis, under which $11.6 million was outstanding as of January 1, 2006.

In December 2003, Chesapeake filed a universal shelf registration statement with the SEC which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies. We completed both a common stock and debt security offering under this shelf registration statement during 2004. At January 2, 2005, there was $68.5 million, or the equivalent amount in one or more non-U.S. currencies, of remaining availability under the shelf registration. In June 2005, the $68.5 million of remaining availability under the shelf registration statement filed December 2003 was carried forward into a new aggregate $300 million universal shelf registration filed with the SEC, having terms and conditions substantially similar to the previous universal shelf registration. No offerings have been made under the current shelf registration statement, and at January 1, 2006, the shelf was fully available.

In March 2004, we completed a public offering of approximately 4.05 million shares of our common stock. Our net proceeds from the sale of these shares, after deducting discounts, commissions and expenses, were approximately $92 million. In April 2004, we used a portion of the net proceeds to redeem £40 million principal amount of our outstanding 10.375% senior subordinated notes due 2011 at a redemption price of 110.375% of the principal amount, plus accrued and unpaid interest to the redemption date, or an aggregate redemption price of approximately $82.6 million. The remaining net proceeds of approximately $9.0 million from the offering of our common stock were used to repay outstanding borrowings under our senior bank credit facility.

In December 2004, we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014. Our net proceeds from the sale of these notes, after deducting discounts, commissions and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342). The notes were offered to the public at par. The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.2% notes due March 2005. The retirement of these notes was accomplished through a tender offer and consent solicitation. Including fees, expenses, interest and premiums, the redemption cost $69.1 million. The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

In February 2005, we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2% notes which also matured during the first quarter of 2005. In August 2005, we redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011. We recognized a loss of $0.5 million associated with the debt extinguishment.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership. In addition, our loan notes include provisions permitting the holder to require repayment of the notes on certain semi-annual interest payment dates. In addition, the loan agreements contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum senior leverage ratio and a minimum interest coverage ratio. Noncompliance with any material provision of our debt agreements could have a material adverse effect on our liquidity, financial position and results of operations. We were in compliance with all of our debt covenants as of the end of 2005.

At January 1, 2006, Chesapeake’s corporate family rating from Moody’s Investors Service was Ba3. Our corporate credit rating from Standard & Poor’s was BB. On January 6, 2006, Standard & Poor’s lowered Chesapeake’s corporate credit rating to BB-, citing industry overcapacity, soft demand in Europe and expected higher debt levels to fund Chesapeake’s cost savings program. We believe that our long-term debt structure and available credit facilities give us adequate financial resources to support anticipated long-term and short-term capital needs and commitments.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential “losses” (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys’ fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price, (ii) limited by time within which indemnification claims must be asserted (often between one and three years), and (iii) subject to a deductible or “basket.” Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Such matters are discussed in “Note 15 — Commitments and Contingencies” of Item 8, incorporated herein by reference.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to the customer on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties is often limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of January 1, 2006, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of January 1, 2006, we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of January 1, 2006, we believe our liability under these agreements was immaterial.

Cash Flows

Operating activities: Net cash provided by operating activities in 2005 was $44.6 million compared to $93.1 million in 2004 and $80.0 million in 2003. The decrease in net cash provided by operating activities for 2005 compared to 2004 primarily reflects receipt of $21.5 million of income tax refunds and $6.4 million from the termination of interest rate swaps in 2004, as well an additional $6.0 million in pension funding and $5.6 million of spending for severance costs under our $25-million global cost savings program in 2005. The increase in net cash provided by operating activities for 2004 compared to 2003 was largely due to income tax refunds in 2004 mentioned above, compared to $11.1 million in 2003.

Investing activities: Net cash used in investing activities in 2005 was $110.6 million compared to $20.5 million in 2004 and $36.7 million in 2003. Cash used in 2005 was primarily for acquisitions of $78.4 million and capital spending of $38.3 million. Acquisition spending relates to our September 2005 acquisition of Arlington Press and our December 2005 acquisition of the outstanding minority interest of our South African Plastic Packaging operation. These expenditures were partially offset by $5.6 million of proceeds from sales of property, plant and equipment. Cash used in 2004 was primarily for capital spending of $35.5 million, which was partially offset by $14.3 million of proceeds from sales of property, plant and equipment. Cash used in 2003 was primarily for capital spending of $52.4 million, of which approximately $20.2 million related to the construction of two new plants in Germany, which was partially offset by $14.5 million of proceeds from sales of property, plant and equipment.

Capital projects in 2006 are expected to support our strategy of growing the Paperboard Packaging and Plastic Packaging segments, focusing on projects that are in the aggregate expected to generate a long-term return on investment that exceeds our cost of capital. Projected 2006 capital expenditures are expected to be in line with 2005 capital expenditures.

Financing activities: Net cash provided by financing activities was $21.4 million in 2005, compared to net cash used in financing activities of $31.6 million in 2004 and $52.5 million in 2003. Cash provided by financing activities in 2005 reflects borrowings on our revolving lines of credit of $116.5 million, primarily as a result of the acquisition of Arlington Press, partially offset by net debt payments of $77.9 million, including the redemption of £2.9 million principal amount of our 10.375% senior subordinated notes due 2011. Cash used in financing activities in 2004 reflected proceeds from the public offerings of our common stock and senior subordinated notes and the use of the proceeds from those transactions and funds from operations to primarily pay down debt. (See “Financing.”) Cash used in financing activities in 2003 partially reflected net payments on our long-term debt and credit facilities using cash generated from operations. We paid cash dividends of $0.88 per share in 2005, 2004 and 2003, resulting in the use of cash by year of $17.1 million, $16.1 million and $13.4 million, respectively.

Our anticipated cash requirements during 2006 are primarily to implement the Company’s $25-million global cost savings program, fund capital expenditures, pay dividends, and fund pensions. We expect to fund our cash requirements in 2006 with cash generated from operations, and by utilizing the borrowing capacity available under the senior credit facility.

Capital Structure

Chesapeake’s total capitalization (consisting of debt and stockholders’ equity) was $728.2 million at the end of 2005, compared to $1,141.1 million at the end of 2004. The year-end ratio of debt to total capital was 59.4 percent for 2005, compared to 37.6 percent for 2004. The change in the year-end ratio from 2004 to 2005 primarily reflects the additional borrowings for acquisitions and the goodwill impairment charge in 2005 and the effects of foreign currency translation.

At the end of 2005, Chesapeake had 19.6 million shares of common stock outstanding. (See “Note 12 — Stockholders’ Equity” of Item 8, incorporated herein by reference for more details on capital stock.) Stockholders’ equity at January 1, 2006, was $295.3 million, or $15.07 per share, down $21.27 per share compared to year-end 2004, primarily due to the goodwill impairment charge in 2005 and the effects of foreign currency translation. The market price for Chesapeake’s common stock ranged from a low of $16.13 per share to a high of $27.40 per share in 2005, with a year-end price of $16.98 per share.

Risk Management

Because we currently conduct a significant amount of our business internationally, fluctuations in currency exchange rates or weak economic conditions in foreign markets may have a significant impact on our financial statements. Currency fluctuations have much less effect on local operating results, because we mostly sell our products in the same currency used to pay local operating costs. Our currency exposures are cash, debt and foreign currency transactions denominated primarily in the British pound, the euro and the South African rand. We manage our foreign currency exposures primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The €100 million senior notes issued in December of 2004 have been effectively designated as a hedge of our net investment in euro functional currency subsidiaries. At January 1, 2006, a credit of $17.2 million related to the revaluation of the debt from euro to U.S. dollars was included as a cumulative translation adjustment. As part of managing our foreign currency exposures, we may enter into foreign currency forward exchange contracts for transactions that are not denominated in the local currency. The use of these agreements allows us to reduce our overall exposure to exchange rate fluctuations, as the gains and losses on the agreements substantially offset the gains and losses on the transactions being hedged. Forward exchange agreements are viewed as risk management tools, involve little complexity and, in accordance with company policy, are not used for trading or speculative purposes. In 2003, Chesapeake entered into a foreign currency forward exchange contract in a notional principal amount of £50 million and having a fair market value liability of $5.8 million at January 1, 2006. The contract matures in 2011. Chesapeake is not a party to any leveraged derivatives.

From time to time, Chesapeake has entered into interest rate swaps to convert variable interest rate debt to fixed interest rate debt and vice versa and to obtain an acceptable level of interest rate risk. Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At January 1, 2006, there were no interest rate swap agreements outstanding. At January 2, 2005, we had interest rate swap agreements outstanding with a notional principal amount of $38.3 million, and a fair market value liability of approximately $0.9 million. In January 2004, Chesapeake terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

At January 1, 2006, 29 percent of our debt portfolio consisted of variable rate debt. A sensitivity analysis to measure potential changes in the interest expense from a change in interest rates indicated that a one percentage point increase or decrease in interest rates would have changed our annual interest expense by $1.3 million for 2005 and $0.3 million for 2004.

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds held by our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from some of our subsidiaries could have adverse tax consequences. We examined the potential impact of the American Jobs Creation Act of 2004 and determined it did not provide a tax advantage to us.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. With the assistance of a third-party valuation firm, fair value of our reporting units was determined using a discounted cash flow model and confirmed using a guideline public companies model, which uses peer group metrics to value a company. The carrying value of long-lived assets other than goodwill is evaluated when certain events or changes in circumstances indicate that the carrying amount may exceed fair value. The fair value is calculated using expected cash flows produced by the asset, or the appropriate grouping of assets, over the remaining life of such assets and its eventual disposition. If the undiscounted projected cash flows are less than the carrying amount, an impairment would be recognized. We performed our annual evaluation of goodwill for our reporting units as of December 1, 2005.

Based on our analysis, we concluded that the carrying amount of our goodwill exceeded its estimated fair market value within the reporting units of the Paperboard Packaging reporting segment. As a result an after-tax non-cash impairment charge was recorded in the fourth quarter of 2005 in the amount of $311.7 million (see “Note 5 — Goodwill and Intangible Assets” of Item 8, incorporated herein by reference).

Environmental and Other Contingencies

In accordance with GAAP, management recognizes a liability for environmental remediation and litigation costs when it believes it is probable that a liability has been incurred and the amount can be reasonably estimated. Due to the wide range of possible outcomes of any environmental obligation, significant management judgment is required to determine the amount of the environmental accrual. Management must make estimates on items such as the remediation and restoration costs based on the estimated contamination levels. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. The accrual is not reduced for any possible future insurance or indemnification recoveries. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. In the fourth quarter of 2005, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record material adjustments to the accrual. (See “Note 15 – Commitments and Contingencies” of Item 8, incorporated herein by reference.)

Pension and Other Postretirement Employee Benefits

We have significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. The actuarial valuations employ key assumptions that are particularly important when determining our projected liabilities for pension and other postretirement employee benefits. Payments made by Chesapeake related to these benefits will be made over a lengthy period and the projected liability will be affected by assumptions regarding inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and laws and regulations covering the benefit obligation. During 2005, we took several steps to minimize our exposure to the longer-term risks of defined benefit pension arrangements. Specifically, we froze benefits under certain of our U.S. plans and closed our principal U.K. plan to new entrants. The U.S. curtailment cost is not expected to be significant and will be recorded in 2006 as the plan closure occurred following the measurement date. The key assumptions used in developing our fiscal 2005 balances are detailed in “Note 11 — Employee Retirement and Postretirement Benefits” of Item 8, incorporated herein by reference.

Discount rates are used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and vice versa. A lower expected return on plan assets increases the amount of pension expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. Pension expense and liabilities would be higher with a higher compensation increase. Management develops assumptions with the assistance of independent actuaries. Discount rates are determined from analyses provided by the actuary of Aa rated bonds with cash flows matching the expected payments to be made under the plans. If the discount rate used in the 2005 valuation were decreased by 25 basis points, our projected benefit obligation would have increased by approximately $30.0 million at January 1, 2006, and the 2006 pension expense would increase by $2.3 million. If the discount rate were increased by 25 basis points, our projected benefit obligation would have decreased by approximately $25.8 million at January 1, 2006, and the 2006 pension expense would decrease by $2.3 million.

The amortization of previously unrecognized actuarial losses is also a significant element of our net periodic pension expense. Our unrecognized actuarial losses result principally from historical declines in our discount rates as well as the underperformance of plan assets relative to expected returns. Unrecognized actuarial losses are amortized on a straight line basis over the average remaining service lives of active participants (generally 11-17 years) or over the average remaining life expectancy for plans where substantially all participants are inactive. There were no significant changes to our amortization policies during 2005. As a result of permanently freezing benefits available under our principal U.S. defined benefit plans, we expect to change the amortization period for unrecognized actuarial losses for our U.S. plans to the average remaining life expectancy of inactive participants effective January 2, 2006.

To improve the funded status of our pension plans, we increased employer cash contributions by $12.6 million in 2005 over the required contribution, and we anticipate 2006 funding to be approximately $19.8 million above required levels. We also expect pension expense in 2006 to increase by approximately $7.5 million over 2005 levels. The estimated accumulated benefit obligation (“ABO”) related to certain of our pension plans exceeded the fair value of those plan assets at January 1, 2006. Even taking the additional contributions into account, this deficit was greater than in 2004, and we were required to increase our minimum liability by recording an after-tax $3.1 million adjustment to equity. Market conditions and interest rates significantly impact future assets and liabilities of our pension plans, and could impact funding and charges in the future (see “Note 11 — Employee Retirement and Postretirement Benefits” of Item 8, incorporated herein by reference).

We annually re-evaluate our assumptions used in projecting pension and other postretirement liabilities and associated expense. Had we used different assumptions in calculating the liabilities, the carrying value of the liabilities and the impact on net earnings may have been different.

Deferred Tax Assets

Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are accrued under GAAP. Similarly, certain items of income are not subject to tax when accrued for book purposes. In addition, certain tax credits and tax loss carryforwards cannot be used until future periods and only if sufficient taxable income is generated. Companies accrue deferred tax assets and liabilities for these temporary differences between income determined under GAAP and income determined in accordance with applicable tax law. When a company has accrued deferred tax assets, GAAP requires an assessment based on the judgment of management as to whether, it is “more likely than not” that the company will generate sufficient future taxable income in order to realize the benefit of those deferred tax assets. On a quarterly basis, management reviews its judgment regarding the likelihood the benefits of the deferred tax assets will be realized. During the periodic reviews, management must consider a variety of factors, including the nature, timing and amount of the expected items of taxable income and expense, current tax statutes with respect to applicable carryforward expiration periods and the company’s projected future earnings. If management determines it is no longer “more likely than not” that a deferred tax asset will be utilized, an offsetting valuation allowance would be recorded to reduce the asset to its net realizable value with a corresponding charge to income tax expense in that period.

Our accounting for U.S. deferred income taxes is further complicated by our U.S. tax loss position. Our ability to project the recovery of U.S. deferred income tax assets is heavily dependent on the assumptions related to the extent and timing of reversals for taxable temporary differences (deferred income tax liabilities). See “Note 10—Income Taxes” of Item 8, incorporated herein by reference.

Restructuring and Other Exit Costs

In connection with our $25-million global cost savings program initiated in 2005, we have accrued liabilities associated with costs of employee terminations and the consolidation of facilities, and have written off assets that will no longer be used in operations. Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”) or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either the Company’s postemployment policies or from past practices. In accordance with SFAS 112, the Company records such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances. Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and it supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. We currently use the intrinsic value method of accounting for our stock option plans as defined in APB Opinion No. 25. Based on this method, no compensation cost has been recognized for our stock options, as the stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant. We currently provide pro forma disclosures regarding the impact on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation expense, which is based upon a Black-Scholes option pricing model. SFAS 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt the new standard as of the beginning of fiscal year 2006 using the modified prospective method of transition under which compensation cost for all share-based awards granted after the effective date is recognized in accordance with SFAS 123R and compensation cost related to the unvested awards granted prior to the effective date is based on the requirements of SFAS 123 similar to the pro forma calculations provided herein. We do not expect the impact of SFAS 123R to differ materially from the pro forma effects that we have previously disclosed under SFAS 123.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which expresses the SEC staff’s views on SFAS 123R. Among other things, SAB 107 describes the SEC staff’s views on share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense in the financial statements and first-time adoption of SFAS 123R in an interim period.

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

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect” and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake’s actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; the company’s inability to realize the full extent of the expected savings or benefits from the cost savings program and to complete such activities in accordance with its planned timetable and within the cost range; fluctuations in demand; possible recessionary trends in U.S. and global economies; governmental policies and regulations affecting the environment; interest rates; fluctuations in foreign currency translation rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports filed by Chesapeake with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” of Item 7 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

INDEX

Consolidated Balance Sheets as of January 1, 2006 and January 2, 2005 (Restated)

Consolidated Statements of Income and Comprehensive Income for the years ended January 1, 2006, January 2, 2005 (Restated), and December 28, 2003 (Restated)

Consolidated Statements of Cash Flows for the years ended January 1, 2006, January 2, 2005 (Restated), and December 28, 2003 (Restated)

Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 1, 2006, January 2, 2005 (Restated), and December 28, 2003 (Restated)

Notes to Consolidated Financial Statements

Recent Quarterly Results

Report of Independent Registered Public Accounting Firm

CHESAPEAKE CORPORATION

Consolidated Balance Sheets

	January 1, 2006	January 2, 2005 (Restated)
(in millions)
Assets
Current assets:
Cash and cash equivalents	$8.7	$54.3
Accounts receivable (less allowance of $3.8 and $6.2)	134.8	148.8
Inventories	108.5	114.3
Prepaid expenses and other current assets	26.1	21.1
Income taxes receivable	1.5	0.5

Total current assets	279.6	339.0

Property, plant and equipment:
Plant sites and buildings	179.4	198.0
Machinery and equipment	454.7	460.0
Construction in progress	6.7	8.3

	640.8	666.3
Less accumulated depreciation	268.8	239.1

Net property, plant and equipment	372.0	427.2
Goodwill	354.0	694.6
Other assets	117.4	96.2

Total assets	$1,123.0	$1,557.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$132.4	$141.7
Accrued expenses	89.5	81.4
Income taxes payable	21.8	26.2
Current portion of long-term debt	22.8	64.1
Dividends payable	4.3	4.3

Total current liabilities	270.8	317.7

Long-term debt	410.1	364.8
Environmental liabilities	47.0	41.8
Pensions and postretirement benefits	75.8	77.1
Deferred income taxes	17.0	25.9
Other long-term liabilities	7.0	17.5

Total liabilities	827.7	844.8

Stockholders’ equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.6 million shares	19.6	19.6
Additional paid-in capital	96.6	96.1
Unearned compensation	(3.9)	(3.7)
Accumulated other comprehensive income (loss)	(10.9)	74.9
Retained earnings	193.9	525.3

Total stockholders’ equity	295.3	712.2

Total liabilities and stockholders’ equity	$1,123.0	$1,557.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Income

and Comprehensive Income

For the fiscal years ended: (in millions, except per share data)	January 1, 2006	January 2, 2005 (Restated)	December 28, 2003 (Restated)
Income:
Net sales	$1,042.0	$1,031.7	$885.6
Cost of products sold	865.5	858.4	722.2
Selling, general and administrative expenses	140.3	134.0	118.0
Goodwill impairment charge	312.0	—	—
Restructuring expenses, asset impairments and other exit costs	13.1	—	—
Loss (gain) on divestitures	5.8	—	(11.2)
Other income, net	9.0	15.5	11.0

(Loss) income from continuing operations before interest, extinguishment of debt and taxes	(285.7)	54.8	67.6
Interest expense, net	33.1	37.1	42.3
Loss on extinguishment of debt	0.5	9.6	—

(Loss) income from continuing operations before taxes	(319.3)	8.1	25.3
Income tax (benefit) expense	(4.3)	(3.6)	2.8

(Loss) income from continuing operations	(315.0)	11.7	22.5
Income from discontinued operations, net of income tax (benefit) expense of $0.0, $(0.1), and $2.8	—	(0.2)	4.4
Gain on disposal of discontinued operations, net of income tax expense of $0.0, $0.1, and $0.0	0.7	0.2	—

Net (loss) income	$(314.3)	$11.7	$26.9

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(16.24)	$0.63	$1.48
Discontinued operations, net of income taxes	0.04	—	0.29

Basic (loss) earnings per share	$(16.20)	$0.63	$1.77

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(16.24)	$0.63	$1.48
Discontinued operations, net of income taxes	0.04	—	0.29

Diluted (loss) earnings per share	$(16.20)	$0.63	$1.77

Comprehensive (loss) income:
Net (loss) income	$(314.3)	$11.7	$26.9

Other comprehensive (loss) income:
Minimum pension liability (net of deferred taxes of $1.4, $(0.2), and $7.1)	(3.1)	0.3	(16.2)
Foreign currency translation	(76.9)	52.5	86.3
Change in fair market value of derivatives (net of deferred taxes of $0.0, $(0.3) and $(0.6))	(5.8)	0.9	7.1

Comprehensive (loss) income	$(400.1)	$65.4	$104.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Cash Flows

For the fiscal years ended: (in millions)	January 1, 2006	January 2, 2005 (Restated)	December 28, 2003 (Restated)
Operating activities:
Net (loss) income	$(314.3)	$11.7	$26.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.2	61.0	54.3
Goodwill impairment charge	312.0	—	—
Deferred income taxes	(11.4)	(10.1)	17.9
Loss on extinguishment of debt	0.5	9.6	—
Gain on sale of property, plant and equipment	(1.3)	(8.4)	(5.8)
Loss (gain) on divestitures	5.8	—	(11.2)
Non-cash pension expense	12.3	7.6	2.8
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	0.8	15.8	18.3
Inventories	(6.1)	4.4	6.3
Other assets	0.6	3.4	1.0
Accounts payable and accrued expenses	4.5	(5.1)	(7.6)
Income taxes payable	2.1	18.9	(12.2)
Premium paid for early extinguishment of debt	(0.4)	(8.1)	—
Contributions to benefit plans	(24.4)	(18.4)	(16.7)
Settlement of interest rate swaps	—	6.4	(0.4)
Other	4.7	4.4	6.4

Net cash provided by operating activities	44.6	93.1	80.0

Investing activities:
Purchases of property, plant and equipment	(38.3)	(35.5)	(52.4)
Acquisitions	(78.4)	—	—
Proceeds from sales of property, plant and equipment	5.6	14.3	14.5
Other	0.5	0.7	1.2

Net cash (used in) investing activities	(110.6)	(20.5)	(36.7)

Financing activities:
Net borrowings (payments) on credit lines	116.5	(43.6)	15.0
Payments on long-term debt	(81.2)	(198.9)	(56.4)
Proceeds from long-term debt	3.3	139.7	2.3
Proceeds from issuance of common stock, net of issuance costs	—	93.4	0.1
Debt issuance costs	—	(6.1)	—
Dividends paid	(17.1)	(16.1)	(13.4)
Other	(0.1)	—	(0.1)

Net cash provided by (used in) financing activities	21.4	(31.6)	(52.5)

Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	1.4	5.4
(Decrease) increase in cash and cash equivalents	(45.6)	42.4	(3.8)
Cash and cash equivalents at beginning of year	54.3	11.9	15.7

Cash and cash equivalents at end of year	$8.7	$54.3	$11.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended: (in millions)	January 1, 2006	January 2, 2005 (Restated)	December 28, 2003 (Restated)
Common stock:
Balance, beginning of year	$19.6	$15.3	$15.2
Issuance from public stock offering	—	4.1	—
Issuance for employee stock plans	—	0.2	0.1

Balance, end of year	19.6	19.6	15.3

Additional paid-in capital:
Balance, beginning of year	96.1	4.4	0.3
Issuance from public stock offering, net of issuance costs	—	87.7	—
Issuance for employee stock plans, net of forfeitures	0.5	4.0	4.1

Balance, end of year	96.6	96.1	4.4

Unearned compensation:
Balance, beginning of year	(3.7)	(1.4)	—
Compensation expense	0.1	0.7	2.4
Issuance for employee stock plans, net of forfeitures	(0.3)	(3.0)	(3.8)

Balance, end of year	(3.9)	(3.7)	(1.4)

Accumulated other comprehensive income (loss):
Balance, beginning of year	74.9	21.2	(56.0)
Currency translation adjustment	(76.9)	52.5	86.3
Pension liability adjustment	(3.1)	0.3	(16.2)
Change in fair market value of derivatives	(5.8)	0.9	7.1

Balance, end of year	(10.9)	74.9	21.2

Retained earnings:
Balance, beginning of year	525.3	530.6	517.1
Net income	(314.3)	11.7	26.9
Cash dividends declared	(17.1)	(17.0)	(13.4)

Balance, end of year	193.9	525.3	530.6

Stockholders’ equity, end of year	$295.3	$712.2	$570.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Chesapeake Corporation

Notes to Consolidated Financial Statements

1 Summary of Significant Accounting Policies

Restatement

The consolidated financial statements as of and for the fiscal year ended January 2, 2005 (“fiscal 2004”), and December 28, 2003 (“fiscal 2003”) as well as the unaudited interim financial statements for the interim periods for fiscal 2004 and for the first three quarters of the fiscal year ended January 1, 2006 (“fiscal 2005”) were restated to correct errors in the Company’s accounting for deferred income taxes. The errors arose primarily in the Company’s scheduling of the timing of future reversals of certain taxable temporary differences (deferred income tax liabilities) for purposes of assessing the need for a valuation allowance against deferred tax assets. Upon further consideration of the reversal patterns of these taxable temporary differences, the Company determined that historically it did not appropriately consider the potential future reversal of certain deferred income tax liabilities when determining the recoverability of its net deferred tax assets and, therefore, it had overstated its valuation allowance for deferred income tax assets, thereby overstating its net deferred income tax liabilities. In addition, the Company identified an error in the income tax basis for property, plant and equipment at one of its facilities that was used in the computation of deferred income tax liabilities as of January 2, 2005 (fiscal 2004 year end). The accounting errors resulted in a misstatement of income tax benefit and deferred income taxes. The effect of the correction of the valuation allowance error increased net income by $1.3 million, or $0.07 per share, in fiscal 2004 and $0.4 million, or $0.03 per share, in fiscal 2003. The effect of the income tax basis error decreased net income by $0.5 million, or $0.03 per share, in fiscal 2004.

The following tables set forth the effects of the restatement on affected line items within our previously reported Consolidated Balance Sheet and Consolidated Statement of Income and Comprehensive Income. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

Effects on Consolidated Balance Sheet

(in millions)	As previously reported	As restated
As of January 2, 2005

Prepaid expenses and other current assets	$19.0	$21.1
Total current assets	336.9	339.0
Total assets	1,554.9	1,557.0
Deferred income taxes	25.0	25.9
Total liabilities	843.9	844.8
Total stockholders’ equity	711.0	712.2

As of December 28, 2003

Deferred income taxes	$30.1	$29.7
Total stockholders’ equity	569.7	570.1

Effects on Consolidated Statement of Income and Comprehensive Income
(in millions, except per share data)	As previously reported	As restated
For fiscal year ended January 2, 2005

Income tax (benefit) expense	$(2.8)	$(3.6)
Income from continuing operations	10.9	11.7
Net income	10.9	11.7
Comprehensive income	64.6	65.4

Per share amounts:
Basic earnings per share
Earnings from continuing operations	$0.59	$0.63
Basic earnings per share	$0.59	$0.63

Diluted earnings per share
Earnings from continuing operations	$0.59	$0.63
Diluted earnings per share	$0.59	$0.63

For fiscal year ended December 28, 2003

Income tax (benefit) expense	$3.2	$2.8
Income from continuing operations	22.1	22.5
Net income	26.5	26.9
Comprehensive income	103.7	104.1
Per share amounts:
Basic earnings per share
Earnings from continuing operations	$1.45	$1.48
Basic earnings per share	$1.74	$1.77

Diluted earnings per share
Earnings from continuing operations	$1.45	$1.48
Diluted earnings per share	$1.74	$1.77

Chesapeake Corporation

Notes to Consolidated Financial Statements

Financial Statement Presentation

The Consolidated Financial Statements include the accounts and operations of Chesapeake Corporation and all of its subsidiaries (“Chesapeake”). In 2001, we sold our principal businesses included in the former Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC, which comprised our former Tissue segment. The remainder of the Land Development segment was liquidated as of the end of the first quarter of 2004. These former segments are accounted for as discontinued operations (see Note 3). Chesapeake now operates in two business segments – Paperboard Packaging and Plastic Packaging. All significant inter-company accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified to conform to current presentations.

Our 52–53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2004 contains 53 weeks, and fiscal years 2005 and 2003 contain 52 weeks.

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

Inventories

Inventories are valued at the lower of cost or market, determined principally by the average cost method. Inventories six to twelve months old are 50 percent reserved and inventory older than twelve months is fully reserved unless specific circumstances warrant different treatment.

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. The costs of major rebuilds and replacements of plant and equipment are capitalized, and the costs of ordinary maintenance and repairs are charged to expense as incurred. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and the gains or losses are reflected in other income. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful asset lives, which range from 10 to 50 years for buildings and improvements and 5 to 20 years for machinery and equipment. Depreciation expense from continuing operations was $59.2 million in 2005, $61.0 million in 2004 and $54.3 million in 2003.

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

Goodwill

Management reviews the recorded value of our goodwill annually on December 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units may exceed their fair values. With the assistance of a third-party valuation firm, fair value of our reporting units is determined using a discounted cash flow model and confirmed using a guideline public companies model which uses peer group metrics to value a company. For the discounted cash flow model, management projects future cash flows produced by the reporting units. The projections of future cash flows are necessarily dependent upon assumptions about our operating performance and the economy in general. Based on our annual analysis as of December 1, 2005, we recorded an impairment charge of $312.0 million. See “Note 5 – Goodwill and Intangible Assets” for more information.

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

Chesapeake uses derivative instruments to manage exposures to foreign currency and interest rate risks. We principally use forward exchange contracts and interest rate swaps to hedge against these exposures. Derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair market value. Derivatives that are not designated as hedges are adjusted to fair value through other income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change

Chesapeake Corporation

Notes to Consolidated Financial Statements

in fair value of the hedged assets, liabilities or firm commitments through earnings in the same financial statement line item as the impact of the hedged item or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. If a derivative is used as a hedge of a net investment in a foreign operation, changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income. The ineffective portion of any derivative’s change in fair value is immediately recognized in other income. Cash flows resulting from the settlement of derivatives used as hedging instruments are included in net cash flows from operating activities. The contracts that have been designated as hedges of anticipated future cash flows will be marked-to-market through accumulated other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings. The fair value estimates are based on relevant market information, including current market rates and prices. Fair value estimates for derivative instruments are provided to Chesapeake by banks known to be high-volume participants in this market.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires us to recognize deferred tax assets and liabilities for the future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is “more likely than not” that a tax benefit will not be realized. When a company has accrued deferred tax assets, GAAP requires an assessment based on the judgment of management as to whether, it is “more likely than not” that the company will generate sufficient future taxable income in order to realize the benefit of those deferred tax assets. On a quarterly basis, management reviews its judgment regarding the likelihood the benefits of the deferred tax assets will be realized. During the periodic reviews, management must consider a variety of factors, including the nature, timing and amount of the expected items of taxable income and expense, current tax statutes with respect to applicable carryforward expiration periods and the company’s projected future earnings. If management determines it is no longer “more likely than not” that a deferred tax asset will be utilized, an offsetting valuation allowance would be recorded to reduce the asset to its net realizable value with a corresponding charge to income tax expense in that period.

Restricted Stock

From time to time, the Executive Compensation Committee of the Board of Directors (or, as to the CEO, the Committee of Independent Directors) will grant performance-based restricted stock to the Company’s officers and certain managers under Chesapeake’s incentive plans. Accruals of compensation cost are made for restricted stock grants based on the best available estimate of the number of shares expected to vest and the probability of achieving the performance targets. The compensation cost is recognized over the periods in which the related employee services are rendered. For unvested shares, compensation expense is adjusted each reporting period to reflect the effect of the closing market price of the stock at the end of that period.

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

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	2005	2004 (Restated)	2003 (Restated)
Stock-based compensation expense, net of tax, included in net (loss) income as reported	$0.1	$0.5	$1.6
Net (loss) income as reported	(314.3)	11.7	26.9
Pro forma stock-based compensation expense, net of tax	0.6	0.9	1.3
Pro forma net (loss) income	(314.9)	10.8	25.6
(Loss) earnings per share
As reported:
Basic	$(16.20)	$0.63	$1.77
Diluted	(16.20)	0.63	1.77
Pro forma:
Basic	$(16.23)	$0.58	$1.68
Diluted	(16.23)	0.58	1.68

Chesapeake Corporation

Notes to Consolidated Financial Statements

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future years.

The Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

	2005	2004	2003
Dividend yield	4.1%	3.5%	4.7%
Risk-free interest rates	4.1%	3.5%	3.4%
Volatility	44.6%	45.4%	45.8%
Expected option term (years)	5.0	5.0	5.5

Weighted average fair value of options granted during the year:
2003			$5.51
2004			$8.66
2005			$6.51

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

Accruals Related to Restructuring Activities

Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”) or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either the Company’s post employment policies or from past practices. In accordance with SFAS 112, the Company records such charges when the termination benefits are probable, capable of estimation, attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances. Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and it supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. We currently use the intrinsic value method of accounting for our stock option plans as defined in APB Opinion No. 25. Based on this method, no compensation cost has been recognized for our stock options, as the stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant. We currently provide pro forma disclosures regarding the impact on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation expense, which is based upon a Black-Scholes option pricing model. SFAS 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt the new standard as of the beginning of fiscal year 2006 using the modified prospective method of

Chesapeake Corporation

Notes to Consolidated Financial Statements

transition under which compensation cost for all share-based awards granted after the effective date is recognized in accordance with SFAS 123R and compensation cost related to the unvested awards granted prior to the effective date is based on the requirements of SFAS 123 similar to the pro forma calculations provided herein. We do not expect the impact of SFAS 123R to differ materially from the pro forma effects that we have previously disclosed under SFAS 123.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which expresses the SEC staff’s views on SFAS 123R. Among other things, SAB 107 describes the SEC staff’s views on share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense in the financial statements and first-time adoption of SFAS 123R in an interim period.

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

2 Acquisitions

On September 13, 2005, we completed our acquisition of all of the outstanding capital stock of Impaxx Pharmaceutical Packaging Group, Inc., which conducted business as Arlington Press (“Arlington”), for consideration of $65.8 million, inclusive of a post-acquisition working capital purchase price adjustment and capitalized transaction costs. Arlington supplies the North American pharmaceutical market with printed leaflets, pressure-sensitive labels and folding cartons and should expand our position as a leading global supplier of pharmaceutical packaging.

The Arlington acquisition was accounted for as a purchase and, accordingly, the assets purchased, liabilities assumed and results of operations are included in the consolidated financial statements since the date of acquisition.

In accordance with SFAS No. 141, Business Combinations, we have allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price paid over those fair values has been recorded as goodwill. The goodwill, all of which is expected to be deductible for tax purposes, was assigned to the Paperboard Packaging segment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed annually for impairment. During the fourth quarter of 2005, we finalized our evaluation of acquired assets and liabilities, and as a result we allocated $16.3 million to intangible assets. Purchased intangible assets with finite lives, principally consisting of customer relationships and patented technology, will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price was calculated as follows:

Purchase Price

(in millions)
Purchase price per agreement	$65.0
Less working capital and related adjustments	(0.6)
Capitalized transaction costs	1.4

Total purchase price	$65.8

Chesapeake Corporation

Notes to Consolidated Financial Statements

The purchase price has been allocated as follows (in millions):

Accounts receivable	$4.7
Inventory	2.3
Prepaid expenses and other current assets	0.3
Property and equipment	11.7
Goodwill	32.1
Intangible assets	16.3
Accrued expenses and other current liabilities	(1.6)

Total purchase price	$65.8

In addition, we are currently in the process of evaluating the manufacturing capacity of certain facilities acquired as part of this acquisition and expect to finalize any plans with respect to this evaluation by the end of the third quarter of 2006.

On December 23, 2005, Chesapeake purchased the outstanding minority interest in our South African Plastic Packaging operations for approximately $12.6 million, inclusive of capitalized transaction costs. We accounted for the acquisition under the purchase method as a step acquisition. The excess purchase price over the historical book value of the minority interest was allocated to goodwill as of January 1, 2006. The allocation to goodwill is preliminary and may be revised as a result of further analysis of the fair values of assets purchased and liabilities assumed.

3 Discontinued Operations

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

In the fourth quarter of 2000, we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”). These segments are accounted for as discontinued operations. We completed the sales of all the components of these segments in 2001. In fiscal year 2005, we recognized a pre and after-tax benefit of $0.7 million related to the reduction of the liability for contractual obligations.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continued and discontinued operations together. Results for the prior periods have been restated for this presentation. Net sales from discontinued operations were $0.6 million in 2004 and $13.7 million in 2003.

4 Loss (Gain) on Divestitures

In connection with the 2001 divestiture of Consumer Promotions International, Inc. (“CPI”), a component of our former Merchandising and Specialty Packaging segment, Chesapeake provided seller financing for a portion of the purchase price through receipt of subordinated promissory notes. Included in the promissory notes were term notes of approximately $5.0 million and performance notes payable based on the post-sale performance of CPI of approximately $13.6 million. The performance notes were fully reserved from the date of divestiture because payments due on the notes were contingent on future events which were not viewed as probable and determinable.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The $5.0 million term notes were recorded at fair value on the date of sale and, under the terms of the notes, were adjusted to reflect accrued interest through December 31, 2003. CPI paid interest on the term notes on a timely basis during 2004 and through the first quarter of 2005.

In July 2005, CPI informed us of its inability to continue interest payments under the term notes. Also, CPI provided us with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, the notes were written down from $3.4 million to zero in the second quarter of 2005. During the fourth quarter of 2005, the Company reached a settlement with CPI in the amount of $0.6 million for the balance of the outstanding notes. The second quarter charge and fourth quarter recovery have been classified as “loss (gain) on divestitures” in the accompanying consolidated statements of income.

On April 18, 2005, Chesapeake completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats (“Bourgeot”), to Autajon Group. The sale price was €1.16 million (approximately $1.5 million at the sale date). The Company incurred a pre-tax and after-tax loss on the sale of $3.0 million in the second quarter of 2005, which is included in “loss (gain) on divestitures” in the accompanying consolidated statements of income. The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts. The Company retained the pre-closing trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date.

During 2003 we settled substantially all of our indemnification obligations to St. Laurent Paperboard (U.S.) Inc. related to the 1997 sale of our former kraft products mill in West Point, Virginia. As a result of the settlement, we reduced our accrual for estimated environmental liabilities by $22.2 million during 2003, which resulted in a gain on sale of business of approximately $11.2 million or $7.7 million net of income taxes.

5 Goodwill and Intangible Assets

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance December 28, 2003	$580.4	$64.0	$644.4
Foreign currency translation	45.1	5.1	50.2

Balance January 2, 2005	625.5	69.1	694.6
Goodwill acquired	32.1	9.0	41.1
Impairment loss	(312.0)	—	(312.0)
Foreign currency translation	(62.5)	(7.2)	(69.7)

Balance January 1, 2006	$283.1	$70.9	$354.0

The reporting units within our Paperboard Packaging and Plastic Packaging segments are tested for impairment annually on December 1. As a result of competitive economic conditions affecting the paperboard packaging markets and changes in our profile relative to market capitalization and risks associated with the extent and timing of savings anticipated under our $25-million global cost savings program, we recorded an impairment charge of $312.0 million during the fourth quarter of 2005. The fair values of the reporting units within the Paperboard Packaging segment were determined using the discounted cash flow model and confirmed using the guideline public companies model, which uses peer group metrics to value a company.

In connection with the September 2005 acquisition of Arlington Press, the purchase price was ascribed to certain finite-lived intangible assets. The cost and accumulated amortization of customer relationships as of January 1, 2006

Chesapeake Corporation

Notes to Consolidated Financial Statements

was $16.2 million and $0.5 million, respectively. Amortization expense recorded during 2005 for customer relationships was $0.5 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2006	$1.6
2007	1.6
2008	1.6
2009	1.6
2010	1.6

6 Restructuring Charges

During the fourth quarter of 2005, Chesapeake announced plans for a global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes. The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected over the next two years. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Costs associated with the program have been classified as “restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of income.

During the third quarter of 2005, Chesapeake initiated a manufacturing reorganization within our branded products sector of the Paperboard Packaging segment that included the proposed closure (subject to completion of the 90 day employee consultation period required under UK law) of our carton operation at Oldbury, West Midlands, in the United Kingdom (the “Birmingham” site). The closure, which was agreed to by works council during 2005, is expected to take place over the course of the first half of 2006, and will result in the termination of up to 190 employees. In connection with the closure, the Company recorded expenses of $4.3 million, primarily related to employee severance costs of approximately $3.4 million and accelerated depreciation of $0.9 million during 2005 ($3.0 million combined after tax effect). Payments of severance benefits during 2005 were $0.2 million. We expect to continue to fund the severance benefits through the first half of 2006. In addition, we expect to record approximately $0.6 million in additional asset redeployment and disposal costs, and approximately $0.5 million in employee related expenses during 2006.

During the fourth quarter of 2005, Chesapeake began negotiations with French works councils related to its planned closure of the Company’s rigid box operation at Ezy-sur-Eure, France (the “Ezy” site). Under this reorganization, production of the products manufactured at the Ezy facility will be transferred to other Company sites in Europe. The closure, which will take place over the first quarter of 2006, will result in the termination and/or relocation of up to 59 employees. We recorded expenses of $2.4 million in the fourth quarter of 2005 of employee-related costs, including severance and other termination costs, which are expected to be paid during 2006. In addition, we expect to record approximately $0.6 million in additional expenses during 2006, primarily related to asset redeployment and other exit costs.

In addition, during the fourth quarter of 2005, Chesapeake recorded $6.4 million in severance and other employee termination costs related to workforce reductions throughout the organization, including the retirement of our former Chief Executive Officer. Of this amount, approximately $5.4 million was paid during 2005.

See “Note 17 – Subsequent Event” for further discussion of actions taken under the $25-million global cost savings program.

The following table displays the activity and balances of the restructuring charges for 2005. There were no restructuring charges during 2004 or 2003.

Chesapeake Corporation

Notes to Consolidated Financial Statements

(in millions)	Paperboard Packaging	Plastic Packaging	Corporate	Total
Balance January 2, 2005	$—	$—	$—	$—
Restructuring charges, asset impairments and other exit costs	9.6	—	3.5	13.1
Cash payments in 2005	(1.9)	—	(3.7)	(5.6)
Other	(0.9)	—	0.3	(0.6)

Balance January 1, 2006	$6.8	$—	$0.1	$6.9

7 Inventories

Year-end inventories consist of:

(in millions)	2005	2004
Finished goods	$61.0	$64.6
Work-in-process	19.7	21.3
Materials and supplies	27.8	28.4

Total	$108.5	$114.3

8 Long-Term Debt

Long-term debt at year-end consists of:

(in millions)	2005	2004
Notes payable – banks:
Credit lines	$114.5	$—
Term loans	—	6.3
Unsecured notes:
7.20% notes, due 2005	—	18.2
10.375% Senior Subordinated Notes, due 2011	124.0	143.8
7% Senior Subordinated Notes, due 2014	118.3	135.5
Loan notes, average interest 4.6%, due 2006	7.6	49.8
IDA notes, average interest 6.3%, due 2019	50.0	50.0
Other debt, average interest 4.8%	18.5	25.3

Total debt	432.9	428.9
Less current portion	22.8	64.1

Total long-term debt	$410.1	$364.8

As of January 1, 2006, principal payments on debt for the next five years were: 2006, $22.8 million; 2007, $2.3 million; 2008, $1.9 million; 2009, $104.7 million; and 2010, $2.6 million.

In February 2004, our senior credit facility under which we can guarantee loan note balances and borrow up to $250 million, was amended and restated and its maturity extended to February 2009. The amended and restated senior credit facility includes terms and conditions substantially similar to the previous facility in effect at December 28, 2003. Amounts available to be borrowed under the line of credit are limited by the amount currently borrowed, amounts utilized to guarantee certain loan notes (nil at January 1, 2006) and the amounts of outstanding letters of credit ($2.9 million at January 1, 2006). Nominal facility fees are paid on the credit line and interest is charged, primarily at LIBOR plus a margin based on our leverage ratio. In addition, the amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without obtaining the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt. The senior credit facility is collateralized by

Chesapeake Corporation

Notes to Consolidated Financial Statements

a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries, having a carrying value at January 1, 2006 of approximately $552 million. The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom “U.K.” subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries. Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries. In February 2006, the senior credit facility was amended to make certain technical corrections and amendments, add provisions to accommodate strategic initiatives of the Company and adjust certain financial maintenance covenants during 2006 and 2007. Outstanding borrowings under the senior credit facility as of January 1, 2006 totaled $102.9 million. Other lines of credit totaling $27.4 million are maintained with several banks on an uncommitted basis, under which, $11.6 million was outstanding as of January 1, 2006.

In December 2003, Chesapeake filed a universal shelf registration statement with the SEC, which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies. We completed both a common stock and debt security offering under this shelf registration statement during 2004. At January 2, 2005, there was $68.5 million, or the equivalent amount in one or more non-U.S. currencies, of remaining availability under the shelf registration. In June 2005, the $68.5 million of remaining availability under the shelf registration statement filed December 2003 was carried forward into a new aggregate $300 million universal shelf registration filed with the SEC, having terms and conditions substantially similar to the previous universal shelf registration. No offerings have been made under the current shelf registration statement and, at January 1, 2006, the shelf was fully available.

In March 2004, we completed a public offering of 4.05 million shares of our common stock. Our net proceeds from the sale of these shares, after deducting discounts, commissions and expenses, were approximately $92 million. In April 2004, we used a portion of the net proceeds to redeem £40 million principal amount of our outstanding 10.375% senior subordinated notes due 2011 at a redemption price of 110.375% of the principal amount, plus accrued and unpaid interest to the redemption date, or an aggregate redemption price of approximately $82.6 million. The redemption resulted in a loss on extinguishment of debt of $8.4 million, or $5.4 million net of income taxes. The remaining net proceeds of approximately $9.0 million from the offering of our common stock were used to repay outstanding borrowings under our senior bank credit facility.

In December 2004, we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014. Our net proceeds from the sale of these notes, after deducting discounts, commissions and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342). The notes were offered to the public at par. The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.2% notes due March 2005. The retirement of these notes was accomplished through a tender offer and consent solicitation. Including fees, expenses, interest and premiums the redemption cost $69.1 million and resulted in a loss on the extinguishment of debt of $1.2 million, or $0.8 million net of income taxes. The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

In February 2005, we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2% notes which also matured during the first quarter of 2005. In August 2005, we redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011. We recognized a loss of $0.5 million associated with the debt extinguishment.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership. In addition, our loan notes include provisions permitting the holder to require repayment of the notes on certain semi-annual interest payment dates. Our loan agreements also contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum

Chesapeake Corporation

Notes to Consolidated Financial Statements

senior leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of the end of 2005. The senior subordinated notes contain provisions allowing for early redemptions, under certain circumstances, at premiums of up to 7 percent in addition to outstanding principal and interest.

We have estimated the fair value of long-term debt at January 1, 2006, and January 2, 2005, to be $440.7 million and $446.8 million, respectively, compared to book values of $432.9 million and $428.9 million, respectively. The fair value is based on the quoted market prices for similar issues or current rates offered for debt of the same or similar maturities.

No interest expense was capitalized in 2005. In 2004, interest expense of $0.4 million was capitalized related to the construction of two new plants in Germany.

9 Financial Instruments and Risk Concentration

Chesapeake’s strategy is to optimize the ratio of our fixed- to variable-rate financing to maintain an acceptable level of exposure to the risk of interest and foreign exchange rate fluctuation. From time to time, Chesapeake has entered into interest rate swaps to convert variable interest rate debt to fixed interest rate debt and vice versa and to obtain an acceptable level of interest rate risk. Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At January 1, 2006, there were no interest rate swap agreements outstanding. At January 2, 2005, we had interest rate swap agreements outstanding with a notional principal amount of $38.3 million, and a fair market value liability of approximately $0.9 million. In January 2004, Chesapeake terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million will be recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

In 2003, Chesapeake entered into a foreign currency forward exchange contract, to hedge an intercompany receivable, in a notional principal amount of £50 million and having a fair market value liability of $5.8 million at January 1, 2006. The contract matures in 2011.

We manage our foreign currency exposure primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The €100 million senior notes issued in December 2004 have been effectively designated as a hedge of our net investment in euro functional currency subsidiaries. At January 1, 2006, $17.2 million related to the revaluation of the debt from euro to U.S. dollars was included as a credit to cumulative translation adjustment.

10 Income Taxes

Income tax expense (benefit) from continuing operations consists of:

(in millions)	2005	2004 (Restated)	2003 (Restated)
Currently (receivable) payable:
Federal	$(2.1)	$(1.6)	$(20.2)
State	(0.8)	(0.4)	(3.8)
Foreign	10.0	8.5	8.9

Total current	$7.1	$6.5	$(15.1)

Deferred:
Federal	(2.8)	(8.9)	15.6
State	(0.4)	—	—
Foreign	(8.2)	(1.2)	2.3

Total deferred	(11.4)	(10.1)	17.9

Total income taxes	$(4.3)	$(3.6)	$2.8

Chesapeake Corporation

Notes to Consolidated Financial Statements

Significant components of the year-end deferred income tax assets and liabilities are:

(in millions)	2005	2004 (Restated)

Pension accrual	$14.0	$13.5
Accrued liabilities	6.4	9.2
Tax credit and net operating loss carryforward benefits	19.8	7.7
Deferred income	1.7	1.9
Other	2.6	2.0

Total deferred tax assets	44.5	34.3
Valuation allowance	(17.4)	(10.1)

Net deferred tax assets	27.1	24.2

Accumulated depreciation/amortization	(36.8)	(46.3)
Other	(2.1)	(1.7)

Deferred tax liabilities	(38.9)	(48.0)

Net deferred taxes	$(11.8)	$(23.8)

Balance sheet presentation:
Current deferred income taxes (included within prepaid expenses and other current assets)	$0.8	$2.1
Deferred income taxes (included within other assets)	4.4	—
Deferred income taxes	(17.0)	(25.9)

The valuation allowance relates to foreign income tax credit carryforwards that expire in 2009, to U.S. tax losses that expire in 2025 and to deferred tax assets that potentially will not be realized due to the inability to project future taxable income within the applicable tax loss carryforward periods. Our valuation allowance increased by $7.3 million in 2005, $1.4 million in 2004 and $1.0 million in 2003, substantially as a result of charges to income tax expense. Changes in foreign currency exchange rates did not have a significant effect on our reported valuation allowance during these periods.

The differences between Chesapeake’s effective income tax rate from continuing operations and the statutory federal income tax rate are:

	2005	2004 (Restated)	2003 (Restated)
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	0.3	(3.3)	(9.9)
Foreign rate difference	(0.3)	(40.7)	(24.7)
Valuation allowance for deferred tax assets	(2.3)	17.4	3.9
Goodwill impairment charges	(32.0)	—	—
Settlement of tax audits and tax return adjustments	0.6	(42.2)	5.3
Tax rate adjustment	—	(9.6)	—
Non-deductible items	—	0.4	0.3
Other, net	—	(1.4)	1.2

Consolidated effective income tax rate	1.3%	(44.4)%	11.1%

The components of (loss) income from continuing operations before taxes are:

(in millions)	2005	2004	2003
Domestic	$(36.0)	$(28.1)	$(22.8)
Foreign	(283.3)	36.2	48.1

(Loss) income from continuing operations before income taxes	$(319.3)	$8.1	$25.3

Chesapeake Corporation

Notes to Consolidated Financial Statements

Undistributed earnings of our foreign subsidiaries amounted to approximately $170.1 million as of January 1, 2006, and our intention is to permanently reinvest these earnings. Accordingly, no provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any liability.

Our domestic and foreign tax filings are subject to periodic reviews by the taxing agencies. We believe any potential adjustments resulting from these examinations will not have a material effect on Chesapeake’s results of operations or financial position. See “Note 15 — Commitments and Contingencies.”

11 Employee Retirement and Postretirement Benefits

Chesapeake maintains noncontributory defined benefit retirement plans covering substantially all U.S. employees. We also maintain several contributory and noncontributory defined benefit retirement plans covering certain foreign employees. Pension benefits are based primarily on the employees’ compensation and/or years of service. During 2005, we took several steps to minimize our exposure to the longer-term risks of defined benefit pension arrangements. Specifically, we froze benefits under certain of our U.S. plans and closed our principal U.K. plan to new entrants. The U.S. curtailment cost is not expected to be significant and will be recorded in 2006 as the plan closure occurred following the measurement date.

We also provide certain healthcare and life insurance benefits to certain U.S. hourly and salaried employees who retire under the provisions of our retirement plans. Healthcare benefits are contributory or noncontributory, depending on retirement date, and life insurance benefits are noncontributory. In December 2003, Congress approved the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company believes certain of its postretirement benefits other than pensions are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. Treating the future subsidy under the Act as an actuarial experience gain decreased the accumulated postretirement benefit obligation at the measurement date by approximately $3.1 million. The subsidy decreased the net periodic postretirement benefit cost for 2005 by $0.1 million. Future benefit payments are expected to be reduced by an average of $0.2 million per year through 2010 and by $1.5 million for years 2011-2015. We do not anticipate any material changes in participation rates or per capita claims costs as a result of the Act. The requirements to qualify plans for the federal subsidy will determine whether Chesapeake could further benefit from the Act.

Chesapeake uses a September 30 measurement date for all of its plans.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The following schedules present the changes in the plans’ benefit obligations and fair values of assets for 2005 and 2004:

	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2005	2004	2005	2004	2005	2004
Benefit obligation at beginning of year	$67.2	$65.2	$365.2	$299.5	$16.0	$17.0
Service cost	0.5	0.5	5.7	5.1	—	—
Interest cost	3.8	3.9	19.2	17.3	0.9	1.0
Plan participants’ contributions	—	—	5.1	5.2	0.2	0.2
Actuarial loss	5.2	2.3	64.0	12.4	0.1	0.3
Exchange rate changes/other	—	—	(38.3)	35.6	—	—
Benefits paid	(5.0)	(4.7)	(11.3)	(9.9)	(2.9)	(2.5)

Benefit obligation at end of year	$71.7	$67.2	$409.6	$365.2	$14.3	$16.0

Fair value of plan assets at beginning of year	56.5	54.0	247.6	190.0	—	—
Actual return on plan assets	7.5	5.9	46.3	24.2	—	—
Employer contributions	2.6	1.3	18.7	14.2	2.7	2.3
Plan participants’ contributions	—	—	5.2	5.2	0.2	0.2
Exchange rate changes/other	—	—	(25.4)	23.9	—	—
Benefits paid	(5.0)	(4.7)	(11.3)	(9.9)	(2.9)	(2.5)

Fair value of plan assets at end of year	$61.6	$56.5	$281.1	$247.6	$—	$—

Funded status at end of year	(10.1)	(10.7)	(128.5)	(117.6)	(14.3)	(16.0)
Unrecognized actuarial loss	35.4	34.9	161.6	145.5	5.4	5.7
Unrecognized prior service cost	0.1	0.1	—	—	—	—
Contributions made between measurement date and fiscal year-end	0.4	0.7	—	—	—	—

Net amount recognized	$25.8	$25.0	$33.1	$27.9	$(8.9)	$(10.3)

The following table provides the amounts recognized in the balance sheets as of each year:

	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2005	2004	2005	2004	2005	2004
Prepaid benefit cost	$28.1	$27.4	$—	$—	$—	$—
Accrued benefit liability	(10.7)	(10.4)	(55.0)	(55.6)	(8.9)	(10.3)
Accumulated other comprehensive income	8.4	8.0	88.1	83.5	—	—

Net amount recognized	$25.8	$25.0	$33.1	$27.9	$(8.9)	$(10.3)

Pension plans in which accumulated benefit obligation exceeds plan assets at the measurement date:
Projected benefit obligation	$18.7	$17.5	$398.0	$365.2
Accumulated benefit obligation	17.6	16.8	325.2	300.6
Fair value of plan assets	$6.4	$5.7	$271.5	$247.6

The accumulated benefit obligation for all defined benefit pension plans was $403.3 million at September 30, 2005, and $366.4 million at September 30, 2004.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The following table provides the assumptions used to calculate the benefit obligations and amounts recognized in the balance sheets:

	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non U.S. Plans
	2005	2004	2005	2004	2005	2004
Discount rate	5.50%	5.88%	5.00%	5.60%	5.50%	5.88%
Expected return on plan assets	8.00%	8.25%	6.87%	7.40%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	3.90%	3.90%	4.50%	4.50%

The plans’ trustees select the expected return on plan assets by examining probabilities of expected 20-year return rates calculated by investment consulting companies using target asset allocations and expected inflation rates.

Plan Assets

Chesapeake’s pension plans’ weighted-average asset allocations at September 30, 2005, and 2004, by asset category, were as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans
	2005	2004	2005	2004
Equity securities*	66%	66%	69%	68%
Debt securities*	33	33	31	31
Other	1	1	—	1

Total	100%	100%	100%	100%

*	Plan assets were not invested in Chesapeake securities during 2005 or 2004.

The objectives of the domestic investment policy for plan assets are: to meet pension payment requirements; to achieve a rate of return above inflation to preserve the purchasing power of the assets; and to attempt to maintain pension costs in proportion to changes in total payroll and benefit costs. Investment guidelines are established to assure a reasonable opportunity of achieving the objectives without exposing the funds to excessive or undue investment risk. The target asset allocation for U.S. pension plans is 67 percent equity securities and 33 percent debt securities. The purpose of the equity investments is to provide appreciation in principal, growth of income and current income. Equity securities may include U.S. dollar denominated and international stocks. Debt securities are U.S. fixed income investments. The purpose of fixed income investments is to provide a predictable and dependable source of income to reduce portfolio volatility. The fixed income category may include U.S. dollar denominated marketable bonds and convertible securities. All assets will be of sufficient size and held in issues with sufficient trading activity to facilitate transactions at minimum cost and accurate market valuation. The aggregate portfolio should be well diversified to avoid undue exposure to maturity, credit quality or any single economic sector, industry group or individual security risk. We believe our investment policy complies with the prudence standards and diversification requirements prescribed by the Employee Retirement Income Security Act of 1974, as amended and supplemented.

The investment policy for foreign plans is set with regard to the plans’ liabilities, financial strength and statutory funding requirements. Long-term returns from equities are expected to keep pace with salary growth in the long term. Due to the relatively low proportion of retired members within the plans, the investment policy is equity-oriented. The target asset allocations for the foreign plans are set separately for different investment portfolios with no rebalancing between the portfolios. Therefore, there is no combined portfolio target allocation.

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

Chesapeake Corporation

Notes to Consolidated Financial Statements

Contributions to our pension plans in 2005 were $21.0 million, which included pre-funding contributions to non-U.S. plans of $11.6 million. We expect to contribute $31.1 million to our pension plans in 2006, which includes pre-funding contributions to the non-U.S. plans of $19.8 million, and we do not expect to make any pre-funding contributions to our other postretirement benefit plans in 2006.

The following table provides the components of net pension costs and the assumptions used to calculate net pension costs:

	Pension Benefits						Postretirement Benefits Other Than Pensions
	U.S. Plans			Non U.S. Plans
(dollars in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$0.5	$0.5	$0.4	$5.7	$5.1	$4.3	$—	$—	$—
Interest cost	3.8	3.9	4.0	19.2	17.3	13.5	0.9	1.0	1.1
Expected return on plan assets	(4.9)	(5.2)	(4.7)	(19.9)	(19.1)	(16.6)	—	—	—
Recognized actuarial loss	2.2	1.6	1.5	5.7	3.5	0.4	0.4	0.3	0.2

Net expense (income)	1.6	0.8	1.2	10.7	6.8	1.6	1.3	1.3	1.3

Discount rate	5.88%	6.13%	6.88%	5.60%	5.50%	5.75%	5.88%	6.13%	6.88%
Expected return on plan assets	8.25%	8.25%	8.25%	7.40%	7.40%	7.50%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.90%	3.50%	3.25%	4.50%	4.50%	4.50%

Component of Comprehensive Income

	Pension Benefits
(in millions)	2005	2004	2003
Decrease (increase) in minimum liability included in other comprehensive income, net of taxes	$(3.1)	$0.3	$(16.2)

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans		Other Benefits
(in millions)	U.S. Plans	Non U.S. Plans
2006	$4.6	$10.8	$1.9
2007	4.7	11.6	1.6
2008	4.8	12.4	1.4
2009	4.7	13.4	1.3
2010	4.7	14.4	1.3
Years 2011-2015	25.0	90.5	5.5

Assumed Healthcare Cost Trend Rates

	2005	2004
Healthcare cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2010

Chesapeake Corporation

Notes to Consolidated Financial Statements

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one percent change in assumed healthcare cost trend rates would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.5	$(0.2)

Defined Contribution Plans

Chesapeake sponsors, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, pre-tax savings programs for eligible domestic salaried and hourly employees. Participants’ contributions are matched by Chesapeake in cash up to designated contribution levels. Contributions are invested in several investment options, which may include Chesapeake common stock, as selected by the participating employee. At January 1, 2006, 300,000 shares of Chesapeake common stock are reserved for issuance under these programs. We also maintain various defined contribution plans covering certain foreign employees. Expense associated with these plans was approximately $3.4 million in 2005, $2.2 million in 2004 and $2.7 million in 2003.

12 Stockholders’ Equity

Chesapeake currently has 60 million authorized shares of common stock, $1.00 par value, of which 19,649,155 shares were outstanding as of January 1, 2006. We declared dividends of $0.88 per share during each of 2005, 2004 and 2003.

In addition to our common stock, Chesapeake’s authorized capital includes 500,000 shares of preferred stock ($100.00 par), of which 100,000 shares are designated as Series A Junior Participating Preferred Stock (“Series A Preferred”). No preferred shares were outstanding during the three years ended January 1, 2006.

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

Earnings Per Share (“EPS”)

Basic EPS is calculated using the weighted-average number of outstanding common shares for the periods, which were 19,401,229 in 2005; 18,517,406 in 2004; and 15,186,193 in 2003. Diluted EPS reflects the potential dilution that could occur if securities are exercised or converted into common stock, or result in the issuance of common stock, that would then share in earnings. Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares for the periods, which were 19,401,229 in 2005; 18,572,827 in 2004; and 15,212,315 in 2003. The difference between the weighted-average shares used for the basic and diluted calculation is due to the number of shares for which “in-the-money” stock options are outstanding. The number of potentially dilutive shares excluded from the calculation of diluted EPS was 1.2 million in 2005; 1.3 million in 2004; and 1.5 million in 2003.

Chesapeake Corporation

Notes to Consolidated Financial Statements

Common Stock Public Offering

On March 15, 2004, Chesapeake completed the sale of 3.65 million shares of common stock at a public offering price of $24 per share. Our net proceeds from the sale of these shares, after deducting discounts, commissions, and expenses, were approximately $82.6 million. On April 8, 2004, the underwriters of the common stock offering partially exercised their over-allotment option and acquired an additional 0.4 million shares at a public offering price of $24 per share. Our net proceeds from the sale of these additional shares, after deducting discounts, commissions and expenses, were approximately $9.2 million. (See “Note 8—Long Term Debt” for a description of the use of proceeds.)

13 Stock Option and Award Plans

At January 1, 2006, we had four stock compensation plans for employees and officers: the 2005 Incentive Plan, the 1997 Incentive Plan, the 1993 Incentive Plan, and the 1987 Stock Option Plan. All four plans have been approved by our shareholders. The options outstanding as of January 1, 2006, were awarded under our 1993, 1997 and 2005 Incentive Plans. Up to 4,710,436 additional shares may be issued pursuant to all of the stock option and award plans; however, the Board of Directors has stated that all future grants will be made only from those shares available under the 2005 Incentive Plan, which had 1,744,200 additional shares available for issuance at January 1, 2006. Under the 2005 Incentive Plan, we may grant stock options, stock appreciation rights (“SARs”), stock awards, performance shares or stock units, and may make incentive awards to our key employees and officers. The stock compensation plans are administered by the Executive Compensation Committee of the Board of Directors.

Chesapeake has a Directors’ Stock Option and Deferred Compensation Plan that provides for annual grants of stock options to nonemployee directors. Up to 270,350 additional shares may be issued pursuant to the Directors’ Plan but any future awards of stock options (or other equity compensation) to nonemployee directors will be made under the 2005 Incentive Plan.

Stock Options

Stock options are generally granted with an exercise price equal to the market value of the common stock on the date of the grant, expire 10 years from the date they are granted and vest over a three-year service period.

Chesapeake Corporation

Notes to Consolidated Financial Statements

The following schedule summarizes stock option activity for the three years ended January 1, 2006:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding, December 29, 2002	1,786,601	$28.21
Granted	111,500	17.89
Exercised	(32,266)	19.34
Forfeited/expired	(156,068)	27.53

Outstanding, December 28, 2003	1,709,767	27.77
Granted	159,073	25.60
Exercised	(120,874)	21.60
Forfeited/expired	(170,144)	28.99

Outstanding, January 2, 2005	1,577,822	27.90
Granted	70,500	21.80
Exercised	(1,448)	19.10
Forfeited/expired	(172,329)	29.73

Outstanding January 1, 2006	1,474,545	27.40

Exercisable:

December 28, 2003	1,337,371
January 2, 2005	1,279,498
January 1, 2006	1,324,394

Information about options outstanding at January 1, 2006, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$15.38 – $19.22	92,322	7.1	17.90	66,960	17.84
$19.23 – $23.07	245,452	6.3	21.93	175,152	21.98
$23.08 – $26.91	229,984	5.9	25.25	175,495	24.93
$26.92 – $30.76	660,717	4.6	28.56	660,717	28.56
$30.77 – $34.60	132,217	1.6	33.06	132,217	33.06
$34.61 – $38.45	113,853	2.6	37.98	113,853	37.98

	1,474,545	4.8	27.40	1,324,394	27.92

Restricted Stock

From time to time, the Executive Compensation Committee of the Board of Directors (or, as to the CEO, the Committee of Independent Directors) will grant performance-based restricted stock to Chesapeake’s officers and certain managers under Chesapeake’s Incentive Plans. For the 2003-2005 cycle of the long-term incentive program, the performance criteria established by the Executive Compensation Committee for vesting the restricted stock was the achievement of certain stock price targets of Chesapeake’s common stock. On July 18, 2003, one of the performance targets was met, when the average closing price of Chesapeake’s common stock exceeded $22.00 for a 20-day period and, as a result, 48,162 shares of restricted stock vested. On December 31, 2003, an additional 48,162 shares vested when another performance target was met, as the average closing price of our common stock exceeded $26.00 for a 20-day period. The final target of $30.00 per share was not met and the remaining shares were forfeited. For the 2004-2006 and 2005-2007 cycles of the long-term incentive program, the performance criteria established by the Executive Compensation Committee for the vesting of restricted stock was the achievement of specific strategic goals for Chesapeake. If the performance targets are not achieved by the end of the cycle, the shares will be forfeited. The following schedule summarizes restricted stock activity for the three years ended January 1, 2006:

	2005	2004	2003
Outstanding grants at start of year	156,706	96,338	—
New shares granted	147,550	127,600	144,500
Shares forfeited	(58,400)	(19,070)	—
Shares vested	—	(48,162)	(48,162)

Outstanding grants at year-end	245,856	156,706	96,338

Chesapeake Corporation

Notes to Consolidated Financial Statements

Stock Purchase Plans

Chesapeake has stock purchase plans for certain eligible salaried and hourly employees. Shares of Chesapeake common stock are purchased based on participant authorized payroll deductions and a company match of a portion of the employee contributions. At January 1, 2006, 398,339 shares remain available for issuance under these plans.

Stock-based Compensation Expense

The charges to income from continuing operations, net of forfeitures, for all stock-based employee compensation plans approximated $0.1 million in 2005, $0.7 million in 2004 and $2.4 million in 2003. See “Note 1—Summary of Significant Accounting Policies” for additional information related to compensation expense for stock options.

14 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Balance Sheet Information

(in millions)	2005	2004
Accrued expenses:
Compensation and employee benefits	$27.8	$32.4
Short-term portion of environmental liability	13.0	5.1
Fixed asset purchases	12.1	8.3
Restructuring	6.9	—
Interest	5.2	6.7
Accrued other taxes	5.1	5.6
Sales rebates	5.0	5.4
Government Grants	4.7	6.3
Other	9.7	11.6

Total	$89.5	$81.4

(in millions)	2005	2004
Accumulated other comprehensive (loss) income:
Foreign currency translation	$56.0	$132.9
Minimum pension liability, net of taxes	(67.1)	(64.0)
Fair market value of derivatives, net of tax	0.2	6.0

Total	$(10.9)	$74.9

Chesapeake Corporation

Notes to Consolidated Financial Statements

Income Statement Information

(in millions)	2005	2004	2003
Other income:
Gain on sale of property	$—	$6.9	$—
Gain on disposition of equipment	1.3	1.5	5.8
Gain on sale of scrap materials	1.9	1.7	1.2
Other income	5.8	5.4	4.0

Total other income	$9.0	$15.5	$11.0

Cash Flow Information

(in millions)	2005	2004	2003
Cash paid for:
Interest (net of amounts capitalized)	$33.1	$38.1	$38.9
Income taxes	13.1	(13.0)	7.6
Supplemental investing and financing non-cash transactions:
Issuance of common stock for long-term incentive and employee benefit plans (net of forfeitures)	$0.5	$2.6	$2.5
Dividends declared not paid	4.3	4.3	3.3
Real estate transactions (notes received)	—	0.3	—
Assets obtained by capital lease	6.5	5.7	3.5
Assets financed*	12.1	8.3	23.0

*	Amounts reported as financed are recorded as purchases of property, plant and equipment in the statement of cash flows in the year paid.

15 Commitments and Contingencies

Lease Obligations

Chesapeake leases certain assets (principally manufacturing equipment, office space, transportation and information processing equipment) generally for three- to five-year terms. Rental expense for operating leases for continuing operations totaled $8.8 million for 2005, $8.0 million for 2004 and $7.3 million for 2003. As of January 1, 2006, aggregate minimum rental payments in future years on noncancelable operating leases approximated $12.3 million. The amounts applying to future years are: 2006, $3.0 million; 2007, $2.8 million; 2008, $2.6 million; 2009, $2.1 million; 2010, $1.5 million; and thereafter, $0.3 million.

Environmental Matters

The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on our financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state “Superfund” laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or (“PRPs”) associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the remediation and restoration of contaminated property and for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below, the U.S. Environmental Protection Agency (“EPA”) has given notice of its intent to list the Lower Fox River in Wisconsin on the National Priorities List under CERCLA and identified our subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company (“WT”), as a PRP for the Lower Fox River site.

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

In January 2003, DNR and EPA released a Record of Decision (the “OU1-2 ROD”) for Operable Units 1 and 2 (“OU1” and “OU2”) of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level (“SWAC”) of not more than 0.25 parts per million. The OU1-2 ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the OU1-2 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimates that the proposed dredging remedy for OU1 will be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD proposes a remedy of monitored natural recovery over a 40-year period. The OU1-2 ROD states that the present-worth cost of the proposed remedy for OU2 is an engineering cost estimate of $9.9 million, based on estimated costs discounted at 6 percent.

On July 1, 2003, DNR and EPA announced that they had signed an agreement with WT under which WT will complete design work for the sediment clean-up in OU1. On April 12, 2004, a Consent Decree (the “Consent Decree”) regarding the remediation of OU1 by WT and Glatfelter was entered by a federal court. Under the terms of the Consent Decree, WT and Glatfelter agreed to perform appropriate remedial action in OU1 in accordance with the OU1-2 ROD under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter each paid $25 million to an escrow account, and EPA and Wisconsin agreed to use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. As provided in the Consent Decree, WT has been reimbursed from the escrow account for $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

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

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

In July 2003, EPA and DNR announced a Record of Decision (the “OU3-5 ROD”) for Operable Units 3, 4 and 5 (“OU3,” “OU4” and “OU5,” respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). The OU3-5 ROD remedy for OU3 and OU4 provides for removal of substantially all sediment with concentrations of PCBs of more than 1 part per million in order to achieve a SWAC of not more than 0.25 parts per million. The OU3-5 ROD estimates the present-worth cost of the proposed remedy for OU3-5 is $324 million. Present-worth cost as stated in the ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate, and the OU3-5 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate.

Based on information available to us at this time, we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $280 million to $1.59 billion. The low end of this range assumes costs estimated in the OU1-2 ROD and the OU3-5 ROD and takes into account the -30 percent engineering estimating factor. The upper end of the range assumes costs estimated by consultants for the PRPs and includes a +50 percent engineering estimating factor. The OU1-2 ROD and the OU3-5 ROD indicate that most of the active remediation and restoration at the site is expected to take place in the next 10 years.

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

Chesapeake Corporation

Notes to Consolidated Financial Statements

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT’s share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT’s reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $30 million to $140 million, payable over a period of up to 40 years. In our estimate of the lower end of the range, we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments’ estimates of natural resource damages and WT’s share of the aggregate liability. In our estimate of the upper end of the range, we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

Chesapeake Corporation

Notes to Consolidated Financial Statements

In the fourth quarter of 2005, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. Our accrued environmental liabilities totaled approximately $60.0 million as of January 1, 2006, of which $13.0 million was considered short-term, and $46.9 million as of January 2, 2005, of which $5.1 million was considered to be short-term.

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

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential “losses” (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys’ fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or “basket.” Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of January 1, 2006, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods

Chesapeake Corporation

Notes to Consolidated Financial Statements

and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of January 1, 2006, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of January 1, 2006, we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of January 1, 2006, we believe our liability under these agreements was immaterial.

16 Business Segment Information

We currently conduct our business in four operating segments: Plastic Packaging, Pharmaceutical and Healthcare Packaging (“Pharma”), Branded Products Packaging (“Branded Products”) and Tobacco Packaging (“Tobacco”). The Pharma, Branded Products and Tobacco operating segments are aggregated into the Paperboard Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other paper packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); and tobacco. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals; and food and beverages. General corporate expenses are shown as Corporate.

Segments are determined by the “management approach” as described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which we adopted in 1998. Management assesses continuing operations based on earnings before interest and taxes (“EBIT”) derived from similar groupings of products and services. Consistent with management’s assessment of performance, gains (losses) on divestitures and restructuring expenses, asset impairments and other exit costs are excluded from segment EBIT.

There were no material intersegment sales in 2005, 2004 or 2003. No single customer represented more than 10 percent of total net sales. Net sales are attributed to geographic areas based on the location of the segment’s geographically managed operations. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are cash, certain nontrade receivables and other assets. Long-lived assets are primarily property, plant and equipment.

Chesapeake Corporation

Notes to Consolidated Financial Statements

Financial Information by Business Segment:

(in millions)	2005	2004	2003
Net sales:
Paperboard Packaging	$860.2	$864.7	$753.4
Plastic Packaging	181.8	167.0	132.2

Consolidated net sales	$1,042.0	$1,031.7	$885.6

EBIT:
Paperboard Packaging	$47.3	$48.6	$60.4
Plastic Packaging	15.0	21.5	12.4
Corporate	(17.1)	(15.3)	(16.4)
Goodwill impairment charge	(312.0)	—	—
Restructuring charges, asset impairments and other exit costs	(13.1)	—	—
Gain (loss) on divestitures	(5.8)	—	11.2

Income from continuing operations before interest, extinguishment of debt and taxes	$(285.7)	$54.8	$67.6

Identifiable assets:
Paperboard Packaging	$826.7	$1,273.2	$1,193.0
Plastic Packaging	184.2	183.2	170.0
Corporate	112.1	100.6	123.5
Discontinued Operations	—	—	6.3

Consolidated assets	$1,123.0	$1,557.0	$1,492.8

Capital expenditures:
Paperboard Packaging	$29.7	$30.1	$49.0
Plastic Packaging	8.0	5.2	3.3
Corporate	0.6	0.2	0.1

Totals	$38.3	$35.5	$52.4

Depreciation and amortization:
Paperboard Packaging	$49.3	$50.4	$43.6
Plastic Packaging	9.6	10.3	10.2
Corporate	0.3	0.3	0.5

Totals	$59.2	$61.0	$54.3

Geographic Information:

(in millions)	2005	2004	2003
Net sales:
United Kingdom	$546.6	$576.0	$492.6
Germany	122.5	109.9	98.1
France	112.2	104.6	90.3
Ireland	81.0	74.3	62.4
Belgium	65.2	60.7	51.3
South Africa	41.5	46.8	40.1
U.S.	26.5	18.5	19.0
Other	46.5	40.9	31.8

Total	$1,042.0	$1,031.7	$885.6

Chesapeake Corporation

Notes to Consolidated Financial Statements

(in millions)	2005	2004	2003
Long-lived assets:
United Kingdom	$186.4	$227.8	$234.4
U.S.	133.2	101.2	116.3
Germany	66.9	77.0	69.7
Belgium	23.8	27.8	27.5
Ireland	23.4	28.3	30.0
France	24.8	31.4	33.7
South Africa	14.4	12.1	9.8
Other	16.5	17.8	18.1

Total	$489.4	$523.4	$539.5

17 Subsequent Event

In January 2006, Chesapeake initiated a proposed manufacturing reorganization within its U.K. Pharmaceutical and Healthcare Paperboard Packaging sector. The proposed reorganization contemplates the possible closure of the Company’s carton operation at Bedford in the United Kingdom. Under the proposed reorganization, production of the products manufactured at the Bedford facility would be transferred to other Company sites in the United Kingdom. The proposed closure, which would take place over the next several months, could result in up to 87 redundancies. The proposed reorganization and the ultimate amount and timing of employee-related costs, including severance, pension and other termination costs, are subject to negotiation and consultation with employee representatives. Negotiations were concluded on February 9, 2006. Based on the terms agreed upon, it is anticipated that the Company will incur and recognize cash restructuring costs relating to severance and other employee costs in connection with the reorganization in the amount of $1.9 million. In addition, we expect to incur losses on the disposal of fixed assets of approximately $0.9 million and asset redeployment costs of approximately $0.2 million.

Recent Quarterly Results (Unaudited)

The quarterly financial data set forth below reflects the restatement of our consolidated financial statements as discussed in Note 1 to the consolidated financial statements.

(in millions, except per share data)

					Per Share
					Income from Continuing Operations		Earnings		Dividends Declared
Quarter	Net Sales	Gross Profit	Income from Continuing Operations	Net Income	Basic	Diluted	Basic	Diluted
2005
First(a) (Restated)	$272.4	$47.3	$1.5	$2.2	$0.08	$0.08	$0.11	$0.11	$0.22
Second(b) (Restated)	259.9	44.8	(0.7)	(0.7)	(0.04)	(0.04)	(0.04)	(0.04)	0.22
Third(c) (Restated)	254.8	44.2	1.2	1.2	0.06	0.06	0.06	0.06	0.22
Fourth(d)	254.9	40.2	(317.0)	(317.0)	(16.34)	(16.34)	(16.34)	(16.34)	0.22

Year	$1,042.0	$176.5	$(315.0)	$(314.3)	$(16.24)	$(16.24)	$(16.20)	$(16.20)	$0.88

2005 (as previously reported)
First(a)	$272.4	$47.3	$1.3	$2.0	$0.06	$0.06	$0.10	$0.10	$0.22
Second(b)	259.9	44.8	(2.0)	(2.0)	(0.10)	(0.10)	(0.10)	(0.10)	0.22
Third(c)	254.8	44.2	—	—	—	—	—	—	0.22
2004
(Restated)
First	$263.6	$43.7	$0.7	$0.7	$0.04	$0.04	$0.04	$0.04	$0.22
Second(e)	239.3	42.7	(0.3)	(0.3)	(0.02)	(0.02)	(0.02)	(0.02)	0.22
Third	256.6	45.1	6.0	6.0	0.31	0.31	0.31	0.31	0.22
Fourth(f)	272.2	41.8	5.3	5.3	0.27	0.27	0.27	0.27	0.22

Year	$1,031.7	$173.3	$11.7	$11.7	$0.63	$0.63	$0.63	$0.63	$0.88

2004
(As previously reported)
First	$263.6	$43.7	$0.6	$0.6	$0.04	$0.04	$0.04	$0.04	$0.22
Second(e)	239.3	42.7	(0.4)	(0.4)	(0.02)	(0.02)	(0.02)	(0.02)	0.22
Third	256.6	45.1	5.4	5.4	0.28	0.28	0.28	0.28	0.22
Fourth(f)	272.2	41.8	5.3	5.3	0.27	0.27	0.27	0.27	0.22

Year	$1,031.7	$173.3	$10.9	$10.9	$0.59	$0.59	$0.59	$0.59	$0.88

(a)	The first quarter of 2005 included a gain of $0.7 million related to the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001. This gain is reported in discontinued operations.
(b)	The second quarter of 2005 included a loss of $3.0 million, net of income taxes, related to the sale of the Company’s French wine and spirits label operation and a loss of $3.4 million, net of income taxes, on the write-down of promissory notes received in connection with the 2001 sale of a business included in the Company’s former Merchandising and Specialty Packaging segment.
(c)	The third quarter of 2005 included restructuring charges of $2.3 million, net of income taxes, and a loss of $0.5 million, net of income taxes, for the redemption of £2.9 million principal amount of the Company’s 10.375% senior subordinated notes due 2011.
(d)	The fourth quarter of 2005 included goodwill impairment charges of $311.7 million, net of income taxes, restructuring charges of $8.8 million, net of income taxes, as well as an income tax benefit of $1.7 million related to the resolution of certain income tax contingencies.
(e)	The second quarter of 2004 included a loss of $5.4 million, net of income taxes, from the redemption of £40 million principal amount of the Company’s 10.375% senior subordinated notes due 2011, as well as an income tax benefit of $2.6 million related to favorable settlements with tax authorities.
(f)	The fourth quarter of 2004 included a loss of $0.8 million, net of income taxes, from the redemption of $66.8 million principal amount of the Company’s 7.2% notes due March 15, 2005.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Chesapeake Corporation:

We have completed integrated audits of Chesapeake Corporation’s January 1, 2006 and January 2, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006, and an audit of its December 28, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chesapeake Corporation and its subsidiaries (the “Company”) at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company has restated its January 2, 2005 and December 28, 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of January 1, 2006, because the Company did not maintain effective controls over the completeness and accuracy of its accounting for deferred income tax assets, including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of January 1, 2006. The Company did not maintain effective controls over the completeness and accuracy of its accounting for deferred income tax assets, including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts. Specifically, the Company did not maintain effective controls over the completeness and accuracy of its recovery analysis related to the valuation of its deferred income tax assets. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended January 2, 2005 and December 28, 2003 and for each of the quarters of the fiscal years ended January 1, 2006 and January 2, 2005. In addition, this control deficiency could result in a misstatement to deferred income tax assets and the related deferred income tax valuation allowance and income tax (benefit) expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 1, 2006 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management has excluded Arlington Press from its assessment of internal control over financial reporting as of January 1, 2006 because it was acquired by the Company in a purchase business combination during the year ended January 1, 2006. We have also excluded Arlington Press from our audit of internal control over financial reporting. Arlington Press is a wholly-owned subsidiary whose total assets and total revenues represent 5.6% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2006.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Richmond, Virginia

March 8, 2006

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Restatement

As discussed in Note 1 to the Consolidated Financial Statements, management of the Company has restated the Company’s consolidated financial statements for fiscal year 2004 (the fiscal year ended January 2, 2005) and fiscal year 2003 (the fiscal year ended December 28, 2003) as well as the quarterly consolidated financial statements for each of the interim periods of fiscal year 2005 (the fiscal year ended January 1, 2006) and fiscal year 2004. The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company’s accounting for deferred income taxes. The Company has determined that it did not maintain effective controls as of January 1, 2006 and January 2, 2005 over the completeness and accuracy of its accounting for deferred income tax assets, including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 1, 2006. Based upon that evaluation, and as a result of the material weakness discussed below under “Management’s Report on Internal Control over Financial Reporting”, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of January 1, 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has excluded Arlington Press from its evaluation of internal control over financial reporting as of January 1, 2006 because Arlington Press was acquired by the Company in a purchase business combination during the fiscal year ended January 1, 2006. Arlington Press is a wholly-owned subsidiary of the Company that represents 5.6% and 1.3% of the Company’s consolidated total assets and consolidated revenues, respectively, as of and for the fiscal year ended January 1, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 1, 2006, the Company did not maintain effective controls over the completeness and accuracy of its accounting for deferred income tax assets including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts. Specifically, the Company did not maintain effective control over the completeness and accuracy of its recovery analysis related to the valuation of its deferred income tax assets. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended January 2, 2005 and December 28, 2003 and for each of the quarters of the fiscal years ended January 1, 2006 and January 2, 2005. In addition, this control deficiency could result in a misstatement to deferred income tax assets and the related deferred income tax valuation allowance and income tax (benefit) expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of January 1, 2006 based on the Internal Control — Integrated Framework issued by the COSO. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weakness

Management has researched and reviewed the detailed technical requirements related to the accounting for deferred tax asset valuation allowances, and has revised its policy regarding the presumed reversal pattern of taxable temporary differences. Management has documented its conclusions so that it can continue to be applied consistently and appropriately in future periods. Management believes that implementation of this action will effectively remediate the material weakness described above.

Remediation of Prior Year Material Weaknesses

Management previously reported in its amended Form 10-K for the fiscal year ended January 2, 2005, a restatement of the Company’s consolidated financial statements and related financial information for fiscal 2004 and for each of the quarters within the year, and restated Management’s Report on Internal Control over Financial Reporting as of January 2, 2005. The determination to restate those consolidated financial statements and other financial information was made as a result of management’s identification of accounting errors at the Company’s Plastic Packaging manufacturing facility in Crewe, England (“Crewe”), and related to the accounting for certain long-term incentive compensation.

As a result of the accounting errors at Crewe, management concluded that as of January 2, 2005, the Company did not maintain effective controls over the preparation and approval of manual journal entries at Crewe. Specifically, the Company did not maintain effective independent review to ensure that manual journal entries were complete, valid and accurate. Furthermore, the Company did not maintain effective controls over the preparation and independent review of reconciliations for certain general ledger accounts at Crewe. Accordingly, management determined that these control deficiencies constituted material weaknesses.

During 2005, management took several actions to remediate the material weaknesses discussed above. These actions included:

•	All significant accounts impacted by the control deficiencies have been properly reconciled.

•	The interface between the general ledger and financial reporting systems has been automated, reducing the frequency of and need for manual intervention.

•	Manual journal entries initiated by the plant finance manager are reviewed by the divisional finance director.

•	Management has conducted comprehensive walkthroughs of the business processes and internal controls at this site. As a result of this process, training programs were developed and roles and responsibilities were reassigned, as appropriate.

•	A finance manager has been engaged at the Crewe facility. In addition, since July 2005, the monthly financial close process has been supervised by a divisional finance director with secondary review by a manager from the corporate consolidation group.

During the fourth quarter of 2005, management completed its remediation of the internal controls at Crewe and has concluded that the material weaknesses have been effectively remediated as of January 1, 2006.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, except for steps taken toward remediation of the Crewe material weaknesses described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 26, 2006 (the “2006 Proxy Statement”), and the information presented under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, is incorporated herein by reference.

Item 11. Executive Compensation

The information presented under the captions “Compensation of Directors” and “Executive Compensation” of our 2006 Proxy Statement (excluding, however, the information presented under the subheading “Audit Committee Report”) is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2006 Proxy Statement is incorporated herein by reference.

The information presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” in Part II of this Form 10-K is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information presented under the caption “Certain Relationships and Related Transactions” of our 2006 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information presented under the captions “Audit Committee Report — Audit Committee Pre-Approval Policy” and “ — Fees of the Corporation’s Independent Registered Public Accounting Firm” of our 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of Item 8 of this report:

(i)	Financial Statements

•	Consolidated Statement of Income and Comprehensive Income — Years ended January 1, 2006, January 2, 2005 (Restated) and December 28, 2003 (Restated);

•	Consolidated Balance Sheets — January 1, 2006 and January 2, 2005 (Restated);

•	Consolidated Statements of Cash Flows — Years ended January 1, 2006, January 2, 2005 (Restated) and December 28, 2003 (Restated);

•	Consolidated Statements of Shareholders’ Equity — Years ended January 1, 2006, January 2, 2005 (Restated) and December 28, 2003 (Restated)

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(ii)	Financial Statement Schedules

Schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in our Consolidated Financial Statements or notes thereto.

(iii)	Exhibits filed or incorporated by reference

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 83-86 hereof. Exhibits 10.1 — 10.30 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE CORPORATION (Registrant)

March 10, 2006	By	/s/ JOEL K. MOSTROM
Joel K. Mostrom
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ DAVID FELL	By	/s/ JOHN W. ROSENBLUM
	Sir David Fell Director		Dr. John W. Rosenblum Director

By	/s/ BRIAN BUCHAN	By	/s/ FRANK S. ROYAL
	Brian Buchan Director		Dr. Frank S. Royal Director

By	/s/ RAFAËL C. DECALUWÉ	By	/s/ BEVERLY L. THELANDER
	Rafaël C. Decaluwé Director		Beverly L. Thelander Director

By	/s/ JEREMY S. G. FOWDEN	By	/s/ JOSEPH P. VIVIANO
	Jeremy S. G. Fowden Director		Joseph P. Viviano Director

By	/s/ ANDREW J. KOHUT	By	/s/ HARRY H. WARNER
	Andrew J. Kohut President & Chief Executive Officer (Principal Executive Officer)		Harry H. Warner Director

By	/s/ HENRI D. PETIT	By	/s/ THOMAS G. HAYES
	Henri D. Petit Director		Thomas G. Hayes Controller (Principal Accounting Officer)

Each of the above signatures is affixed as of March 10, 2006.

EXHIBIT INDEX

2.1	Joint Venture Agreement, dated as of October 4, 1999, among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2001, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Chesapeake Corporation, as adopted February 13, 1990, with amendments through March 1, 2006 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2006, and incorporated herein by reference)

4.1	Amended and Restated Rights Agreement, dated as of February 21, 2001, between the Registrant and Computershare Investor Services, LLC, successor to Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.2	Second Amended and Restated Credit Agreement, dated as of February 23, 2004 (amending and restating the Amended and Restated Credit Agreement, dated as of February 8, 2001, as previously amended), among Chesapeake Corporation, Chesapeake U.K. Holdings Limited, Chesapeake UK Acquisitions PLC, Boxmore International Limited, and Field Group plc, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wachovia Bank, National Association, as the Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc., as the Syndication Agents, HSBC Bank plc, as the Documentation Agent, and Wachovia Capital Markets, LLC, as a Co-Lead Arranger and the Sole Book Runner, and Banc of America Securities LLC and Citicorp North America, Inc, as Co-Lead Arrangers (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2004, and incorporated herein by reference)

4.3	Indenture, dated as of November 19, 2001, between the Registrant and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Form S-4 Registration Statement No. 333-75296, and incorporated herein by reference)

4.4	Indenture, dated as of December 8, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference)

4.5	Form of the Registrant’s 7% Senior Subordinated Notes due 2014 (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference)

4.6	Amendment No. 2 dated February 23, 2006 to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2006 and incorporated herein by reference)

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of
Regulation S-K.

10.1*	1987 Stock Option Plan (filed as Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987, and incorporated herein by reference)

10.2*	Directors’ Deferred Compensation Plan (filed as Exhibit VII to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.3*	Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478, and incorporated herein by reference)

10.4*	Executive Supplemental Retirement Plan (filed as Exhibit VI to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.5*	Retirement Plan for Outside Directors (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)

10.6*	Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.7*	Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384 and incorporated herein by reference)

10.8*	Chesapeake Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2006, and incorporated herein by reference)

10.9*	Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.10*	Chesapeake Corporation 1997 Incentive Plan (filed as exhibit 4.5 to Form S-8 Registration Statement No. 333-30763 and incorporated herein by reference)

10.11*	Employment and Severance Benefit Agreement, dated as of July 17, 1997, with Thomas H. Johnson (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)

10.12*	Separation Agreement with Thomas H. Johnson, dated as of November 9, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2005, and incorporated herein by reference)

10.13*	Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.14*	First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of January 3, 2005 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.15*	Second Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of August 12, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.16*	Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of March 3, 1999 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.17*	First Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of September 13, 1999 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.18*	Second Amendment to Employment and Severance Benefit Agreement with Keith Gilchrist, dated as of April 22, 2003 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.19*	Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.20*	First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of January 3, 2005 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.21*	Second Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of August 12, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.22*	Third Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of December 13, 2005 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and incorporated herein by reference)

10.23*	Amendments, effective December 31, 2004, to the Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated December 31, 2004, and incorporated herein by reference)

10.24*	Written Statement of Terms and Conditions of Employment, dated as of October 24, 2003, with Neil Rylance, (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.25*	First Amendment to Written Statement of Terms and Conditions of Employment with Neil Rylance, dated as of January 3, 2005, (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.26*	Executive Employment Agreement, dated as of April 22, 2003, with Joel K. Mostrom (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.27*	First Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of August 12, 2005 (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.28*	Second Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of January 3, 2005 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.29*	Chesapeake Corporation 2005 Incentive Plan (incorporated herein by reference to Annex I of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Exchange Act on March 25, 2005)

10.30*	2006 Base Salaries and Long-Term Incentive Awards for Named Executive Officers (filed as Item 1.01 of the Registrant’s Current Report on Form 8-K dated December 12, 2005, and incorporated herein by reference)

11.1	Computation of Net Income Per Share of Common Stock, filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith

21.1	Subsidiaries, filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Indicates management contract or compensatory plan or arrangement.