Form 10-Q/A
period 2005-04-03
CHESAPEAKE CORP /VA/
filed 2006-04-10
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A (Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer [ ] Accelerated filer [ √ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ √ ]

Number of shares of $1.00 par value common stock outstanding as of March 31, 2006:
19,820,245 shares.

Explanatory Note Regarding this Form 10-Q/A

On March 7, 2006, Chesapeake Corporation ("Chesapeake" or the "Company") filed a Form 8-K relating to the restatement of the Company's audited consolidated financial statements for fiscal year 2004 (the fiscal year ended January 2, 2005) and fiscal year 2003 (the fiscal year ended December 28, 2003) as well as the unaudited interim financial statements for the interim periods of fiscal year 2004 and the first three quarters of fiscal year 2005 (the fiscal year ended January 1, 2006). The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company's accounting for deferred income taxes.

The consolidated financial results for the quarters ended April 3, 2005 and April 4, 2004, and the balance sheets as of April 3, 2005 and January 2, 2005, included herein are restated. Please refer to Note 1, "Restatement of Financial Statements," in this Form 10-Q/A for further information on the restatement.

This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Form 10-Q/A, as filed with the Securities Exchange Commission ("SEC") on August 18, 2005, and no other items of such Form 10-Q/A are amended hereby. The foregoing items have not been updated to reflect other events occurring after the original Form 10-Q (as filed with the SEC on May 2, 2005) or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

CHESAPEAKE CORPORATION FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters ended April 3, 2005 (Restated), and April 4, 2004 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at April 3, 2005 (Restated), and January 2, 2005 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Quarters ended April 3, 2005 (Restated), and April 4, 2004 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . .	24
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		28

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended
	Apr. 3, 2005 (Restated)	Apr. 4, 2004 (Restated)

Net sales	$272.4	$263.6

Costs and expenses:
Cost of products sold	225.1	219.9
Selling, general and administrative expenses	37.9	33.2
Other income, net	1.6	1.8

Earnings from continuing operations before interest and taxes	11.0	12.3

Interest expense, net	8.9	11.3

Income from continuing operations before taxes	2.1	1.0
Income tax expense	0.6	0.3

Income from continuing operations	$1.5	$0.7

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $0.1	-	(0.2)
Gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.1	0.7	0.2

Net income	$2.2	$0.7

Basic earnings per share:
Earnings from continuing operations	$0.08	$0.04
Discontinued operations	0.03	-

Basic earnings per share	$0.11	$0.04

Diluted earnings per share:
Earnings from continuing operations	$0.08	$0.04
Discontinued operations	0.03	-

Diluted earnings per share	$0.11	$0.04

Weighted average number of common shares outstanding:
Basic	19.4	16.0

Diluted	19.4	16.1

Cash dividends declared per share of common stock	$0.22	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Apr. 3, 2005 (Restated)	Jan. 2, 2005 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$21.3	$54.3
Accounts receivable (less allowance of $5.2 and $6.2)	153.9	148.8

Inventories:
Finished goods	62.7	64.6
Work-in-process	21.8	21.3
Materials and supplies	28.5	28.4

Total inventories	113.0	114.3

Prepaid expenses and other current assets	24.5	21.1
Income taxes receivable	0.5	0.5

Total current assets	313.2	339.0

Property, plant and equipment, net	404.9	427.2
Goodwill	681.8	694.6
Other assets	90.5	96.2

Total assets	$1,490.4	$1,557.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Apr. 3, 2005 (Restated)	Jan. 2, 2005 (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$140.0	$141.7
Accrued expenses	84.4	81.4
Income taxes payable	25.5	26.2
Current maturities of long-term debt	22.9	64.1
Dividends payable	4.3	4.3

Total current liabilities	277.1	317.7

Long-term debt	364.2	364.8
Environmental liabilities	36.5	41.8
Pensions and postretirement benefits	76.3	77.1
Deferred income taxes	25.3	25.9
Other long-term liabilities	17.2	17.5

Total liabilities	796.6	844.8

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding 19.7 million shares and 19.6 million shares	19.7	19.6
Additional paid-in-capital	98.4	96.1
Unearned compensation	(5.7)	(3.7)
Accumulated other comprehensive income	58.3	74.9
Retained earnings	523.1	525.3

Total stockholders' equity	693.8	712.2

Total liabilities and stockholders' equity	$1,490.4	$1,557.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Quarters Ended
	Apr. 3, 2005 (Restated)	Apr. 4, 2004 (Restated)

Operating activities:
Net income	$2.2	$0.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.8	16.2
Deferred income taxes	0.5	0.3
Gain on sales of property, plant and equipment	-	(0.5)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(10.4)	(4.1)
Inventories	(2.4)	2.2
Other assets	0.8	4.6
Accounts payable	2.3	0.3
Accrued expenses	4.5	2.2
Income taxes payable and receivable, net	-	14.8
Termination of interest rate swaps	(0.6)	6.4
Other	(0.8)	-

Net cash provided by operating activities	10.9	43.1

Investing activities:
Purchases of property, plant and equipment	(6.8)	(11.9)
Proceeds from sales of property, plant and equipment	-	1.1
Other	-	(0.3)

Net cash used in investing activities	(6.8)	(11.1)

Financing activities:
Net borrowings (payments) on lines of credit	29.7	(21.5)
Payments on long-term debt	(62.9)	(5.4)
Proceeds from long-term debt	0.6	0.2
Proceeds from issuance of common stock, net of issuance costs	-	82.6
Debt issue costs	-	(2.6)
Dividends paid	(4.3)	(3.4)

Net cash (used in) provided by financing activities	(36.9)	49.9

Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.4

(Decrease) increase in cash and cash equivalents	(33.0)	83.3
Cash and cash equivalents at beginning of period	54.3	11.9

Cash and cash equivalents at end of period	$21.3	$95.2

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

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2005 contains 52 weeks, and fiscal year 2004 contains 53 weeks. The additional week in 2004 is included in the first quarter.

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

Restatement of Financial Statements

As noted in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 ("2005 Form 10-K"), the audited consolidated financial statements as of and for the fiscal years ended January 2, 2005 ("fiscal 2004"), and December 28, 2003 ("fiscal 2003"), as well as the unaudited interim financial statements for the interim periods of fiscal 2004 and for the first three quarters of the fiscal year ended January 1, 2006 ("fiscal 2005") were restated to correct errors in the Company's accounting for deferred income taxes. As a result of the restatements, the interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the interim periods of fiscal 2004 and fiscal 2005, as originally filed with the SEC (and as previously amended, if applicable), should no longer be relied upon.

The errors arose primarily in the Company's scheduling of the timing of future reversals of certain taxable temporary differences (deferred income tax liabilities) for purposes of assessing the need for a valuation allowance against deferred tax assets. Upon further consideration of the reversal patterns of these taxable temporary differences, the Company determined that historically it did not appropriately consider the potential future reversal of certain deferred income tax liabilities when determining the recoverability of its net deferred tax assets and, therefore, it had overstated its valuation allowance for deferred income tax assets, thereby overstating its net deferred income tax liabilities. In addition, the Company identified an error in the income tax basis for property, plant and equipment at one of its facilities that was used in the computation of deferred income tax liabilities as of the end of fiscal 2004. The accounting errors resulted in a misstatement of income tax benefit and deferred income taxes.

The following tables set forth the effects of the restatement on affected line items within our previously reported Consolidated Balance Sheets and Consolidated Statements of Earnings. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

Consolidated Statement of Earnings

(in millions, except per share amounts)

	Quarter ended April 3, 2005		Quarter ended April 4, 2004
	As previously reported	As restated	As previously reported	As restated

Income tax expense	$ 0.8	$ 0.6	$ 0.4	$ 0.3
Income from continuing operations	1.3	1.5	0.6	0.7
Net income	2.0	2.2	0.6	0.7

Basic earnings per share:
Income from continuing operations	$ 0.06	$ 0.08	$ 0.04	$ 0.04
Net income	0.10	0.11	0.04	0.04

Diluted earnings per share:
Earnings from continuing operations	$ 0.06	$ 0.08	$ 0.04	$ 0.04
Net income	0.10	0.11	0.04	0.04

Consolidated Balance Sheets

(in millions)

	April 3, 2005		January 2, 2005
	As previously reported	As restated	As previously reported	As restated

Prepaid expenses and other current assets	$ 22.4	$ 24.5	$ 19.0	$ 21.1
Total current assets	311.1	313.2	336.9	339.0
Total assets	1,488.3	1,490.4	1,554.9	1,557.0
Deferred income taxes	24.5	25.3	25.0	25.9
Total liabilities	795.8	796.6	843.9	844.8
Total stockholders' equity	692.5	693.8	711.0	712.2
Total liabilities and stockholders' equity	1,488.3	1,490.4	1,554.9	1,557.0

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

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	Quarters Ended
	Apr. 3, 2005 (Restated)	Apr. 4, 2004 (Restated)
Stock-based compensation expense, net of tax, included in net income as reported	$0.1	$0.1

Net income as reported	$2.2	$0.7
Additional stock-based compensation expense, net of tax	0.2	0.2

Pro forma net income	$2.0	$0.5

Earnings per share
As reported:
Basic	$0.11	$0.04
Diluted	0.11	0.04
Pro forma:
Basic	$0.10	$0.03
Diluted	0.10	0.03

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

There was not a material amount of dilutive shares outstanding as of April 3, 2005, and 0.1 million dilutive shares were outstanding as of April 4, 2004, for purposes of calculating diluted EPS. As of April 3, 2005, and April 4, 2004, 1.3 million and 1.5 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS, because the effect would be antidilutive.

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

NOTE 3. COMPREHENSIVE INCOME

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended
	Apr. 3, 2005 (Restated)	Apr. 4, 2004 (Restated)

Net income	$2.2	$0.7
Foreign currency translation	(16.8)	3.8
Change in fair market value of derivatives, net of tax	(1.1)	1.8
Minimum pension liability, net of tax	1.3	(1.8)

Comprehensive (loss) income	$(14.4)	$4.5

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

NOTE 5. INCOME TAXES (Restated)

The effective income tax rate from continuing operations for the first quarter of 2005 was approximately 29 percent compared to an effective income tax rate from continuing operations of 30 percent for the first quarter of 2004. See Note 8 for information regarding an IRS proposed adjustment.

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

(in millions)	First Quarter
	2005	2004
Net sales from continuing operations:
Paperboard Packaging	$221.7	$219.1
Plastic Packaging	50.7	44.5

	$272.4	$263.6

EBIT:
Paperboard Packaging	$10.6	$11.1
Plastic Packaging	5.0	5.0
Corporate	(4.6)	(3.8)

	$11.0	$12.3

Depreciation:
Paperboard Packaging	$12.3	$13.4
Plastic Packaging	2.4	2.7
Corporate	0.1	0.1

	$14.8	$16.2

(in millions)	Apr. 3, 2005	Jan. 2, 2005
Identifiable assets (A):
Paperboard Packaging	$1,208.7	$1,273.2
Plastic Packaging	183.9	183.2
Corporate	97.8	100.6

	$1,490.4	$1,557.0

  Certain amounts have been restated to reflect the correction of accounting errors discussed under "Restatement of Financial Statements" in Note 1, as follows:

(in millions)	April 3, 2005		January 2, 2005
	As reported	As restated	As reported	As restated
Identifiable assets:
Corporate	$95.7	$97.8	$98.5	$100.6

NOTE 10. SUBSEQUENT EVENT

On April 18, 2005, the Company completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats ("Bourgeot"), to Autajon Group.  The sale price was approximately Euro 1.16 million ($1.5 million).  The Company estimates that it will incur a pre-tax and after-tax, non-cash loss on the sale of approximately $3.5 million in the second quarter of 2005.  The transaction is a sale of substantially all of the assets of the business, including machinery, equipment and inventory and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the business, including a lease for the plant building and the employer's post-closing obligations for substantially all of the employee obligations and contracts.  The Company will retain the accounts receivable of Bourgeot.  Because the Company had not committed to the sale of the Bourgeot operation before quarter end, the Company has reported the assets of the Bourgeot operation as held for use as of April 3, 2005.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management's Discussion and Analysis reflects the restatement of our consolidated financial statements as of January 2, 2005 and for the quarters ended April 3, 2005 and April 4, 2004, as discussed in Note 1 to the consolidated financial statements.

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

The following table sets forth first quarter net sales from continuing operations and EBIT by business segment:

Sales and EBIT by Segment
(in millions)	Quarter Ended Apr. 3, 2005		Quarter Ended Apr. 4, 2004
	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$221.7	$10.6	$219.1	$11.1
Plastic Packaging	50.7	5.0	44.5	5.0
Corporate	-	(4.6)	-	(3.8)

Total	$272.4	$11.0	$263.6	$12.3

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

The effective income tax rate from continuing operations for the first quarter of 2005 was approximately 29 percent compared to an effective income tax rate from continuing operations of 30 percent for the first quarter of 2004.

Net income for the first quarter of 2005 was $2.2 million, or $0.11 per diluted share, compared to net income of 0.7 million, or $0.04 per diluted share, for the first quarter of 2004.

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

Subsequent Event

On April 21, 2005, the Company announced the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats, to the Autajon Group for approximately Euro 1.16 million ($1.5 million). In the second quarter of 2005 the Company expects to recognize a pre-tax and after-tax non-cash loss on the sale, which is currently estimated at approximately $3.5 million. The Company also expects the transaction to be accretive to earnings starting in the third quarter of 2005.

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

Plastic Packaging

(in millions)			Increase
	2005	2004	$	%
First Quarter:
Net sales	$50.7	$44.5	6.2	13.9
EBIT	5.0	5.0	-	-
EBIT margin %	9.9%	11.2%

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

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; (d) deferred tax assets; and (e) restructuring and other exit costs. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2004 fiscal year end.

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

Item 4. Controls and Procedures

Restatements

As discussed in Note 1 to the Consolidated Financial Statements, management of the Company has restated the Company's consolidated financial statements for fiscal year 2004 (the fiscal year ended January 2, 2005) and fiscal year 2003 (the fiscal year ended December 28, 2003) as well as the quarterly consolidated financial statements for each of the interim periods of fiscal year 2005 (the fiscal year ended January 1, 2006) and fiscal year 2004 (the "Deferred Income Tax Restatement"). The determination to restate these consolidated financial statements and other financial information was made in order to correct errors in the Company's accounting for deferred income taxes.

In addition, management previously reported in its amended Form 10-K for the fiscal year ended January 2, 2005, a restatement of the Company's consolidated financial statements and related financial information for fiscal 2004 and for each of the quarters within the year as well as the quarterly consolidated financial statements as of and for the quarter ended April 3, 2005, and restated Management's Report on Internal Control over Financial Reporting as of January 2, 2005 (the "Crewe Restatement"). The determination to restate those consolidated financial statements and other financial information was made as a result of management's identification of accounting errors at the Company's Plastic Packaging manufacturing facility in Crewe, England ("Crewe"), and related to the accounting for certain long-term incentive compensation.

Identification of Material Weaknesses

As a result of the errors related to the Company's accounting for deferred income taxes, the Company concluded that it did not maintain effective controls over the completeness and accuracy of its accounting for deferred income tax assets including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts. Specifically, the Company did not maintain effective controls over the completeness and accuracy of its recovery analysis related to the valuation of its deferred income tax assets. This control deficiency resulted in the Deferred Income Tax Restatement discussed above, and could result in a misstatement of deferred income tax assets and the related deferred income tax valuation allowance and income tax (benefit) expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

As a result of the errors at Crewe, the Company concluded that it did not maintain effective controls over the preparation and approval of manual journal entries at Crewe. Specifically, the Company did not maintain effective independent review to ensure that manual journal entries were complete, valid and accurate. Furthermore, the Company did not maintain effective controls over the preparation and independent review of reconciliations for certain general ledger accounts at Crewe. These control deficiencies resulted in the misstatement through improper journal entries of the Crewe financial statement information by the Crewe finance director resulting in the misstatement of cost of products sold, income tax benefit and certain balance sheet accounts, including accounts payable, accrued expenses, and income taxes payable. These control deficiencies resulted in the Crewe Restatement discussed above, and could result in a misstatement of net sales, cost of products sold, income tax benefit or expense and certain balance sheet accounts, including accounts receivable, accounts payable, accrued expenses and income taxes payable or receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Accordingly, management has determined that the control deficiencies referred to above constitute material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that the accounting errors related to the accounting for certain long-term incentive compensation were not the result of a material weakness.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 3, 2005. Based upon that evaluation, and as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of April 3, 2005.

Remediation of Material Weaknesses

With respect to the material weakness related to the accounting for deferred income taxes, management has researched and reviewed the detailed technical requirements related to the accounting for deferred tax asset valuation allowances, and has revised its policy regarding the presumed reversal pattern of taxable temporary differences. Management has documented its conclusions so that it can continue to be applied consistently and appropriately in future periods. Management believes that implementation of this action will effectively remediate the material weakness described above.

Also, during 2005, management took several actions to remediate the material weaknesses discussed above related to Crewe. These actions included:

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

  A finance manager has been engaged at the Crewe facility. In addition, since July 2005 the monthly financial close process has been supervised by a divisional finance director with secondary review by a manager from the corporate consolidation group.

During the fourth quarter of 2005, management completed its remediation of the internal controls at Crewe and has concluded that the material weaknesses have been effectively remediated as of January 1, 2006.

Changes in Internal Control over Financial Reporting

The changes in the Company's internal controls over financial reporting described above were implemented subsequent to the quarter ended April 3, 2005. There was no change in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

CHESAPEAKE CORPORATION
(Registrant)

Date: April 10, 2006	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)