Form 10-Q/A
period 2005-07-03
CHESAPEAKE CORP /VA/
filed 2006-04-10
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

The consolidated financial results for the quarters and six months ended July 3, 2005 and July 4, 2004, and the balance sheets as of July 3, 2005 and January 2, 2005, included herein are restated. Please refer to Note 1, "Restatement of Financial Statements," in this Form 10-Q/A for further information on the restatement.

This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Form 10-Q, as filed with the Securities Exchange Commission ("SEC") on August 18, 2005, and no other items of such Form 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

CHESAPEAKE CORPORATION FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Six Months ended July 3, 2005 (Restated), and July 4, 2004 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at July 3, 2005 (Restated), and January 2, 2005 (Restated). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Six Months ended July 3, 2005 (Restated), and July 4, 2004 (Restated). . . .. . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . .	26
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		30

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	Jul. 3, 2005 (Restated)	Jul. 4, 2004 (Restated)	Jul. 3, 2005 (Restated)	Jul. 4, 2004 (Restated)
Net sales	$259.9	$239.3	$532.3	$502.9

Costs and expenses:
Cost of products sold	215.1	196.6	440.2	416.5
Selling, general and administrative expenses	34.9	34.4	72.8	67.6
Loss on divestitures and plant closures	6.4	-	6.4	-
Other income, net	4.7	2.3	6.3	4.1

Earnings from continuing operations before interest and taxes	8.2	10.6	19.2	22.9

Interest expense, net	8.1	8.6	17.0	19.9
Loss on extinguishment of debt	-	8.4	-	8.4

Income (loss) from continuing operations before taxes	0.1	(6.4)	2.2	(5.4)
Income tax expense (benefit)	0.8	(6.1)	1.4	(5.8)

(Loss) income from continuing operations	$(0.7)	$(0.3)	$0.8	$0.4

Discontinued operations:
Loss from discontinued operations, net of income tax expense benefit of $0.1	-	-	-	(0.2)
Gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.1 for six months ended July 3, 2005 and July 4, 2004, respectively	-	-	0.7	0.2

Net (loss) income	$(0.7)	$(0.3)	$1.5	$0.4

Basic earnings per share:
(Loss) earnings from continuing operations	$(0.04)	$(0.02)	$0.04	$0.02
Discontinued operations	-	-	0.04	-

Net (loss) income	$(0.04)	$(0.02)	$0.08	$0.02

Diluted earnings per share:
(Loss) earnings from continuing operations	$(0.04)	$(0.02)	$0.04	$0.02
Discontinued operations	-	-	0.04	-

Net (loss) income	$(0.04)	$(0.02)	$0.08	$0.02

Weighted average number of common shares outstanding:
Basic	19.4	19.3	19.4	17.7

Diluted	19.4	19.3	19.4	17.7

Cash dividends declared per share of common stock	$0.22	$0.22	$0.44	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares; unaudited)

	Jul. 3, 2005 (Restated)	Jan. 2, 2005 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$16.6	$54.3
Accounts receivable (less allowance of $4.1 and $6.2)	150.9	148.8

Inventories:
Finished goods	65.4	64.6
Work-in-process	20.4	21.3
Materials and supplies	28.2	28.4

Total inventories	114.0	114.3

Prepaid expenses and other current assets	25.8	21.6

Total current assets	307.3	339.0

Property, plant and equipment, net	366.1	427.2
Goodwill	642.1	694.6
Other assets	84.9	96.2

Total assets	$1,400.4	$1,557.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and par values; unaudited)

	Jul. 3, 2005 (Restated)	Jan. 2, 2005 (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$139.3	$141.7
Accrued expenses	77.7	81.4
Income taxes payable	24.9	26.2
Current maturities of long-term debt	14.0	64.1
Dividends payable	4.3	4.3

Total current liabilities	260.2	317.7

Long-term debt	359.7	364.8
Environmental liabilities	33.7	41.8
Pensions and postretirement benefits	64.1	77.1
Deferred income taxes	23.3	25.9
Other long-term liabilities	13.8	17.5

Total liabilities	754.8	844.8

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding 19.7 million shares and 19.6 million shares	19.7	19.6
Additional paid-in capital	98.5	96.1
Unearned compensation	(5.3)	(3.7)
Accumulated other comprehensive income	14.5	74.9
Retained earnings	518.2	525.3

Total stockholders' equity	645.6	712.2

Total liabilities and stockholders' equity	$1,400.4	$1,557.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	Jul. 3, 2005 (Restated)	Jul. 4, 2004 (Restated)

Operating activities:
Net income	$1.5	$0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.3	31.2
Deferred income taxes	(1.1)	(12.0)
Loss on extinguishment of debt	-	8.4
Loss on divestitures and plant closures	6.4	-
Gain on sales of property, plant and equipment	(1.2)	(0.7)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(15.8)	0.4
Inventories	(12.2)	(5.6)
Other assets	1.6	5.3
Accounts payable	10.6	(0.7)
Accrued expenses	(1.3)	(7.1)
Income taxes payable and receivable, net	0.1	24.8
Termination of interest rate swaps	-	6.4
Premium paid for early extinguishment of debt	-	(6.9)
Contributions to defined benefit pension plans	(14.7)	(11.0)
Other	5.9	5.1

Net cash provided by operating activities	9.1	38.0

Investing activities:
Purchases of property, plant and equipment	(15.9)	(23.4)
Proceeds from sales of property, plant and equipment	2.8	2.0
Other	-	0.7

Net cash used in investing activities	(13.1)	(20.7)

Financing activities:
Net borrowings (payments) on lines of credit	41.6	(30.3)
Payments on long-term debt	(67.8)	(81.5)
Proceeds from long-term debt	2.5	6.0
Proceeds from issuance of common stock, net of issuance costs	-	92.2
Debt issue costs	-	(2.6)
Dividends paid	(8.5)	(7.6)

Net cash used in financing activities	(32.2)	(23.8)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.5

Decrease in cash and cash equivalents	(37.7)	(5.0)
Cash and cash equivalents at beginning of period	54.3	11.9

Cash and cash equivalents at end of period	$16.6	$6.9

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

Restatement of Financial Statements

As noted in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 ("2005 Form 10-K"), the consolidated financial statements as of and for the fiscal years ended January 2, 2005 ("fiscal 2004"), and December 28, 2003 ("fiscal 2003"), as well as the unaudited interim financial statements for the interim periods of fiscal 2004 and for the first three quarters of the fiscal year ended January 1, 2006 ("fiscal 2005") were restated to correct errors in the Company's accounting for deferred income taxes. As a result of the restatements, the interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the interim periods of fiscal 2004 and fiscal 2005, as originally filed with the SEC (and as previously amended, if applicable), should no longer be relied upon.

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

Consolidated Statement of Earnings

(in millions, except per share amounts)

	Quarter ended July 3, 2005		Six months ended July 3, 2005
	As previously reported	As restated	As previously reported	As restated

Income tax expense	$ 2.1	$ 0.8	$ 2.9	$ 1.4
(Loss) income from continuing operations	(2.0)	(0.7)	(0.7)	0.8
Net (loss) income	(2.0)	(0.7)	-	1.5

Basic earnings per share:
(Loss) earnings from continuing operations	$ (0.10)	$ (0.04)	$ (0.04)	$ 0.04
Net (loss) income	(0.10)	(0.04)	-	0.08

Diluted earnings per share:
(Loss) earnings from continuing operations	$ (0.10)	$ (0.04)	$ (0.04)	$ 0.04
Net (loss) income	(0.10)	(0.04)	-	0.08
	Quarter ended July 4, 2004		Six months ended July 4, 2004
	As previously reported	As restated	As previously reported	As restated

Income tax (benefit)	$ (6.0)	$ (6.1)	$ (5.6)	$ (5.8)
(Loss) income from continuing operations	(0.4)	(0.3)	0.2	0.4
Net (loss) income	(0.4)	(0.3)	0.2	0.4

Basic earnings per share:
(Loss) earnings from continuing operations	$ (0.02)	$ (0.02)	$ 0.01	$ 0.02
Net (loss) income	(0.02)	(0.02)	0.01	0.02

Diluted earnings per share:
(Loss) earnings from continuing operations	$ (0.02)	$ (0.02)	$ 0.01	$ 0.02
Net (loss) income	(0.02)	(0.02)	0.01	0.02

Consolidated Balance Sheets

(in millions)

	July 3, 2005		January 2, 2005
	As previously reported	As restated	As previously reported	As restated

Prepaid expenses and other current assets	$ 23.7	$ 25.8	$ 19.5	$ 21.6
Total current assets	305.2	307.3	336.9	339.0
Other assets	83.9	84.9	96.2	96.2
Total assets	1,397.3	1,400.4	1,554.9	1,557.0
Deferred income taxes	22.9	23.3	25.0	25.9
Total liabilities	754.4	754.8	843.9	844.8
Total stockholders' equity	642.9	645.6	711.0	712.2
Total liabilities and stockholders' equity	1,397.3	1,400.4	1,554.9	1,557.0

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

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	Quarters Ended		Six Months Ended
	Jul. 3, 2005 Restated	Jul. 4, 2004 Restated	Jul. 3, 2005 Restated	Jul. 4, 2004 Restated
Stock-based compensation expense, net of tax, included in net income (loss) as reported	$0.3	$0.1	$0.4	$0.2

Net (loss) income as reported	$(0.7)	$(0.3)	$1.5	$0.4
Additional stock-based compensation expense, net of tax	0.2	0.2	0.4	0.4

Pro forma net (loss) income	$(0.9)	$(0.5)	$1.1	$-

(Loss) earnings per share
As reported:
Basic	$(0.04)	$(0.02)	$0.08	$0.02
Diluted	(0.04)	(0.02)	0.08	0.02
Pro forma:
Basic	$(0.05)	$(0.03)	$0.06	$-
Diluted	(0.05)	(0.03)	0.06	-

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

The stock-based compensation expense included in net income (loss), as reported, principally represents the vesting of restricted stock under the Company's long-term incentive program. Approximately 0.1 million shares were granted under this program during the first half of both 2005 and 2004.

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

There was not a material amount of dilutive options outstanding as of July 3, 2005, or as of July 4, 2004, for purposes of calculating diluted EPS. As of July 3, 2005, and July 4, 2004, 1.5 million of potentially dilutive options were not included in the computation of diluted EPS, because the effect would be antidilutive.

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

NOTE 3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended		Six Months Ended
	Jul. 3, 2005 Restated	Jul. 4, 2004 Restated	Jul. 3, 2005 Restated	Jul. 4, 2004 Restated

Net (loss) income	$(0.7)	$(0.3)	$1.5	$0.4
Foreign currency translation	(44.5)	4.5	(61.3)	8.3
Change in fair market value of derivatives, net of tax	(2.7)	(1.4)	(3.8)	0.4
Minimum pension liability, net of tax	3.4	-	4.7	(1.8)

Comprehensive (loss) income	$(44.5)	$2.8	$(58.9)	$7.3

NOTE 4. LOSS ON DIVESTITURES AND PLANT CLOSURES

Loss on Divestiture of Bourgeot:

On April 18, 2005, the Company completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats ("Bourgeot"), to Autajon Group.  The sale price was 1.16 million euros (approximately $1.5 million at the sale date).  The Company incurred a pre-tax and after-tax, non-cash loss on the sale of $3.0 million in the second quarter of 2005, which is included in "loss on divestitures and plant closures" in the accompanying consolidated statement of earnings.  The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by the Company of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts.  The Company retained the trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date.

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

In July 2005 CPI informed the Company of its inability to continue interest payments under the term notes. Also, CPI provided the Company with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, we have written down the value of these notes to zero in the second quarter of 2005 and will recognize recoveries, if any, on a cash basis in future periods. This loss of $3.4 million has been classified as "loss on divestitures and plant closures" in the accompanying consolidated statement of earnings.

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

NOTE 6. INCOME TAXES (Restated)

The effective tax rate for the second quarter and first half of 2005 reflects the inability to fully recognize benefits for losses in the U.S. and France. The income tax benefit recorded in the second quarter and first half of 2004 included $2.6 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in deferred tax liabilities as a result of a reduction in the Belgian statutory income tax rate. See Note 9 for information regarding a United States Internal Revenue Service ("IRS") proposed adjustment.

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

NOTE 8. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters and the six month periods ended July 3, 2005, and July 4, 2004, were as follows:

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Quarter Ended:	Jul. 3, 2005	Jul. 4, 2004	Jul. 3, 2005	Jul 4, 2004	Jul. 3, 2005	Jul. 4, 2004
Service cost	$0.2	$0.1	$1.5	$1.1	$-	$-
Interest cost	0.9	1.0	5.0	4.1	0.2	0.3
Expected return on plan assets	(1.2)	(1.3)	(5.0)	(4.6)	-	-
Recognized actuarial loss	0.6	0.3	1.4	0.9	0.1	0.1

Net pension expense	$0.5	$0.1	$2.9	$1.5	$0.3	$0.4

(in millions)	Pension Benefits				Postretirement Benefits Other Than Pensions
	U.S. Plans		Non-U.S. Plans
Six Months Ended:	Jul. 3, 2005	Jul. 4, 2004	Jul. 3, 2005	Jul. 4, 2004	Jul. 3, 2005	Jul. 4, 2004
Service cost	$0.3	$0.2	$3.0	$2.3	$-	$-
Interest cost	1.9	2.0	10.1	8.3	0.4	0.5
Expected return on plan assets	(2.4)	(2.6)	(10.0)	(9.3)	-	-
Recognized actuarial loss	1.1	0.7	2.8	1.8	0.2	0.2

Net pension expense	$0.9	$0.3	$5.9	$3.1	$0.6	$0.7

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

NOTE 10. SEGMENT DISCLOSURE

We currently conduct our business in two segments: the Paperboard Packaging segment and the Plastic Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other value-added paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; international and branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); tobacco; and food and household. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate. Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. EBIT by segment excludes any gains or losses related to business divestitures and plant closures. As discussed in Note 4, during the second quarter we sold our French wine and spirits label operation, Bourgeot, for a loss of $3.0 million and recorded a charge of $3.4 million for the write down of a promissory note received as consideration on the 2001 sale of CPI, a component of the Company's former Merchandising and Specialty Packaging segment. Bourgeot was formerly an operation of the Company's Paperboard Packaging segment. The following tables summarize the net sales from continuing operations; EBIT; depreciation; and identifiable assets for each of our segments:

(in millions)	Second Quarter		Year to Date
	2005	2004	2005	2004
Net sales:
Paperboard Packaging	$213.4	$197.8	$435.1	$416.9
Plastic Packaging	46.5	41.5	97.2	86.0

	$259.9	$239.3	$532.3	$502.9

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$15.0	$11.1	$25.6	$22.2
Plastic Packaging	3.9	3.5	8.9	8.5
Corporate	(4.3)	(4.0)	(8.9)	(7.8)
Loss on Divestitures and Plant Closures	(6.4)	-	(6.4)	-

	$8.2	$10.6	$19.2	$22.9

Depreciation expense:
Paperboard Packaging	$12.0	$12.3	$24.3	$25.7
Plastic Packaging	2.5	2.6	4.9	5.3
Corporate	-	0.1	0.1	0.2

	$14.5	$15.0	$29.3	$31.2

(in millions)	Jul. 3, 2005	Jan. 2, 2005
Identifiable assets (A):
Paperboard Packaging	$1,132.1	$1,273.2
Plastic Packaging	173.4	183.2
Corporate	94.9	100.6

	$1,400.4	$1,557.0

  Certain amounts have been restated to reflect the correction of accounting errors discussed under "Restatement of Financial Statements" in Note 1, as follows:
	July 3, 2005		January 2, 2005
	As previously reported	As restated	As previously reported	As restated
Identifiable assets
Corporate	$ 91.8	$ 94.9	$ 98.5	$ 100.6

NOTE 11. SUBSEQUENT EVENT

On August 2, 2005, the company entered into a definitive agreement (the "Stock Purchase Agreement") with Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press") to acquire all of the issued and outstanding stock of Arlington Press for $65 million, subject to a post-closing working capital purchase price adjustment.

The acquisition of Arlington Press is subject to antitrust review and other customary closing conditions. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnities made by the parties to each other.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management's Discussion and Analysis reflects the restatement of our consolidated financial statements as discussed in Note 1 to the consolidated financial statements.

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

The following table sets forth second quarter and year-to-date net sales from continuing operations and EBIT by business segment and on a consolidated basis:

Sales and EBIT by Segment and Consolidated
(in millions)	Quarter Ended Jul. 3, 2005		Quarter Ended Jul. 4, 2004		Six Months Ended Jul. 3, 2005		Six Months Ended Jul. 4, 2004
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$213.4	$15.0	$197.8	$11.1	$435.1	$25.6	$416.9	$22.2
Plastic Packaging	46.5	3.9	41.5	3.5	97.2	8.9	86.0	8.5
Corporate	-	(4.3)	-	(4.0)	-	(8.9)	-	(7.8)
Loss on Divestitures and Plant Closures	-	(6.4)	-	-	-	(6.4)	-	-

Total	$259.9	$8.2	$239.3	$10.6	$532.3	$19.2	$502.9	$22.9

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

Selling, general and administrative ("SG&A") expenses as a percentage of net sales remained flat at approximately 14 percent for the second quarter and first half of 2005 compared to the same periods in 2004.

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

The effective tax rate for the second quarter and first half of 2005 reflects the inability to fully recognize benefits for losses in the U.S. and for the loss incurred on the sale of Bourgeot. The income tax benefit recorded in the second quarter and first half of 2004 included $2.6 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in deferred tax liabilities as a result of a reduction in the Belgian statutory income tax rate. See Note 9 to the consolidated financial statements for information regarding an IRS proposed adjustment.

Net loss for the second quarter of 2005 was $0.7 million, or $0.04 per diluted share, compared to a net loss of $0.3 million, or $0.02 per diluted share, for the second quarter of 2004. Net income for the first half of 2005 was $1.5 million or $0.08 per diluted share compared to net income of $0.4 million, or $0.02 per diluted share, in the first half of 2004.

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

Subsequent Event

On August 5, 2005, the company announced an agreement to acquire Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press") for $65 million, subject to a working capital adjustment. Arlington Press is the leading supplier of leaflets to the pharmaceutical market in North America. The acquisition is expected to be accretive to earnings in 2005.

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

Earnings before interest and income taxes (EBIT) for the Paperboard Packaging segment was $15.0 million for the second quarter of 2005, an increase of $3.9 million, or 35 percent, compared to the second quarter of 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.3 million, EBIT was up 32 percent for the quarter. EBIT for the first half of 2005 was $25.6 million, an increase of $3.4 million, or 15 percent, over the first half of 2004. Excluding changes in foreign currency exchange rates, which increased EBIT by $0.6 million, EBIT was up 13 percent for the first half of 2005. The increase in EBIT for both the second quarter and first half of 2005 was principally attributable to the increased sales volumes discussed above, as well as the continued improved performance of two new German factories that began operations in early 2004. EBIT for the second quarter and first half of 2005 also included a gain of $1.3 million on the favorable settlement of a press installation claim against one of the company's vendors. Increases in EBIT for the 2005 periods were partially offset by increased pension costs.

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

Our debt at July 3, 2005, was $373.7 million, down $55.2 million compared to January 2, 2005. Our debt-to-capital ratio was 37 percent as of July 3, 2005, compared to 38 percent at January 2, 2005. (Capital consists of debt and stockholders' equity.) The change in the ratio from year-end 2004 to second quarter-end 2005 is primarily due to the redemption of debt which matured during the first quarter of 2005.

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

Changes in Internal Control over Financial Reporting

The changes in the Company's internal controls over financial reporting described above were implemented subsequent to the quarter ended July 3, 2005. There was no change in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings

Reference is made to Note 9 of the Notes to Consolidated Financial Statements included herein.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 27, 2005, the following business was transacted:

(1) Election of Directors -

All the nominees for election to the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Sir David Fell	17,847,343	217,284
Keith Gilchrist	17,738,904	325,723
John W. Rosenblum	17,359,813	704,814
Beverly L. Thelander	17,842,717	221,910
(2) Approval of the 2005 Stock Incentive Plan	Number of Shares For 12,055,058	Number of Shares Authority Withheld 2,626,330	Number of Shares Abstaining 566,605

Item 5.   Other Information

On August 12, 2005, the Company amended its existing employment agreements with the following officers: Thomas H. Johnson, Chairman of the Board of Directors & Chief Executive Officer; Andrew J. Kohut, President; J.P Causey Jr., Executive Vice President, Secretary & General Counsel; Joel K. Mostrom, Senior Vice President & Chief Financial Officer; Peter Lee, Vice President - Special Assistant to the Chairman of China Affairs; Michael D. Beverly, Associate General Counsel & Assistant Secretary; Candace C. Formacek, Treasurer; and Thomas G. Hayes, Controller.

The employment agreements for the above individuals were amended, as appropriate, to revise the date upon which the Company is required to provide notice of the non-renewal of such Executive's employment agreement from September 1 to November 1 to accommodate changes to the regular meeting dates for committees of the Board of Directors.

The amendments were included as Exhibits 10.1 through 10.8 of the Company's original filing of the Form 10-Q, filed with the SEC on August 18, 2005.

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