Form 10-Q/A
period 2005-10-02
CHESAPEAKE CORP /VA/
filed 2006-04-10
CIK 19731

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

The consolidated financial results for the quarters and nine months ended October 2, 2005 and October 3, 2004, and the balance sheets as of October 2, 2005 and January 2, 2005, included herein are restated. Please refer to Note 1, "Restatement of Financial Statements," in this Form 10-Q/A for further information on the restatement.

This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Form 10-Q, as filed with the Securities Exchange Commission ("SEC") on November 10, 2005, and no other items of such Form 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

CHESAPEAKE CORPORATION FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Nine Months ended October 2, 2005 (Restated), and October 3, 2004 (Restated) . . .. . . . . . . . .. . . . . . . . . . . . .	3
	Consolidated Balance Sheets at October 2, 2005 (Restated), and January 2, 2005 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Nine Months ended October 2, 2005 (Restated), and October 3, 2004 (Restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . .	31
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	31
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		36

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 2, 2005 (Restated)	Oct. 3, 2004 (Restated)	Oct. 2, 2005 (Restated)	Oct. 3, 2004 (Restated)

Net sales	$254.8	$256.6	$787.1	$759.5

Costs and expenses:
Cost of products sold	210.6	211.5	650.8	628.0
Selling, general and administrative expenses	32.6	32.2	105.4	99.8
Loss on divestitures and plant closures	3.3	-	9.7	-
Other income, net	1.4	2.5	7.7	6.6

Earnings from continuing operations before interest and taxes	9.7	15.4	28.9	38.3

Interest expense, net	8.1	8.7	25.1	28.6
Loss on extinguishment of debt	0.5	-	0.5	8.4

Income from continuing operations before taxes	1.1	6.7	3.3	1.3
Income tax (benefit) expense	(0.1)	0.7	1.3	(5.1)

Income from continuing operations	$1.2	$6.0	$2.0	$6.4

Discontinued operations:
Loss from discontinued operations, net of income tax expense benefit of $0.1	-	-	-	(0.2)
Gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.1 for nine months ended October 2, 2005 and October 3, 2004, respectively	-	-	0.7	0.2

Net income	$1.2	$6.0	$2.7	$6.4

Basic earnings per share:
Income from continuing operations	$0.06	$0.31	$0.10	$0.35
Discontinued operations	-	-	0.04	-

Net income	$0.06	$0.31	$0.14	$0.35

Diluted earnings per share:
Earnings from continuing operations	$0.06	$0.31	$0.10	$0.35
Discontinued operations	-	-	0.04	-

Net income	$0.06	$0.31	$0.14	$0.35

Weighted average number of common shares outstanding:
Basic	19.4	19.3	19.4	18.2

Diluted	19.4	19.4	19.4	18.3

Cash dividends declared per share of common stock	$0.22	$0.22	$0.66	$0.66

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares; unaudited)

	Oct. 2, 2005 (Restated)	Jan. 2, 2005 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$24.4	$54.3
Accounts receivable (less allowance of $3.9 and $6.2)	157.5	148.8

Inventories:
Finished goods	67.5	64.6
Work-in-process	21.7	21.3
Materials and supplies	28.6	28.4

Total inventories	117.8	114.3

Prepaid expenses and other current assets	28.4	21.6

Total current assets	328.1	339.0

Property, plant and equipment, net	371.4	427.2
Goodwill	693.5	694.6
Other assets	81.7	96.2

Total assets	$1,474.7	$1,557.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and par values; unaudited)

	Oct. 2, 2005 (Restated)	Jan. 2, 2005 (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138.5	$141.7
Accrued expenses	94.7	81.4
Income taxes payable	24.1	26.2
Current maturities of long-term debt	12.2	64.1
Dividends payable	4.3	4.3

Total current liabilities	273.8	317.7

Long-term debt	426.0	364.8
Environmental liabilities	28.9	41.8
Pensions and postretirement benefits	64.5	77.1
Deferred income taxes	24.9	25.9
Other long-term liabilities	14.7	17.5

Total liabilities	832.8	844.8

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding 19.7 million shares and 19.6 million shares	19.7	19.6
Additional paid-in capital	97.9	96.1
Unearned compensation	(4.5)	(3.7)
Accumulated other comprehensive income	13.7	74.9
Retained earnings	515.1	525.3

Total stockholders' equity	641.9	712.2

Total liabilities and stockholders' equity	$1,474.7	$1,557.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Oct. 2, 2005 (Restated)	Oct. 3, 2004 (Restated)

Operating activities:
Net income	$2.7	$6.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.6	45.8
Deferred income taxes	(0.9)	(10.7)
Loss on extinguishment of debt	0.5	8.4
Loss on divestitures and plant closures	9.7	-
Gain on sales of property, plant and equipment	(1.3)	(1.1)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(19.2)	(4.2)
Inventories	(13.2)	(2.2)
Other assets	4.2	5.7
Accounts payable	8.6	1.4
Accrued expenses	4.4	(1.4)
Income taxes payable and receivable, net	(2.2)	20.7
Termination of interest rate swaps	-	6.4
Premium paid for early extinguishment of debt	(0.4)	(6.9)
Contributions to defined benefit pension plans	(17.6)	(13.1)
Other	9.6	6.9

Net cash provided by operating activities	28.5	62.1

Investing activities:
Acquisitions	(64.8)	-
Purchases of property, plant and equipment	(25.0)	(27.7)
Proceeds from divestitures and sales of property, plant and equipment	4.3	2.4
Other	0.1	0.7

Net cash used in investing activities	(85.4)	(24.6)

Financing activities:
Net borrowings on lines of credit	113.9	0.8
Payments on long-term debt	(77.1)	(126.7)
Proceeds from long-term debt	3.1	5.1
Proceeds from issuance of common stock, net of issuance costs	-	92.4
Debt issue costs	-	(2.6)
Dividends paid	(12.8)	(11.8)

Net cash provided by (used in) financing activities	27.1	(42.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.1

Decrease in cash and cash equivalents	(29.9)	(4.2)
Cash and cash equivalents at beginning of period	54.3	11.9

Cash and cash equivalents at end of period	$24.4	$7.7

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

The errors arose primarily in the Company's scheduling of the timing of future reversals of certain taxable temporary differences (deferred income tax liabilities) for purposes of assessing the need for a valuation allowance against deferred tax assets. Upon further consideration of the reversal patterns of these taxable temporary differences, the Company determined that historically it did not appropriately consider the potential future reversal of certain deferred income tax liabilities when determining the recoverability of its net deferred tax assets and, therefore, it had overstated its valuation allowance for deferred income tax assets, thereby overstating its net deferred income tax liabilities. In addition, the Company identified an error in the income tax basis for property, plant and equipment at one of its facilities that was used in the computation of deferred income tax liabilities at the end of fiscal 2004. The accounting errors resulted in a misstatement of income tax benefit and deferred income taxes.

The following tables set forth the effects of the restatement on affected line items within our previously reported Consolidated Balance Sheets and Consolidated Statements of Earnings. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

Consolidated Statement of Earnings

(in millions, except per share amounts)

	Quarter ended October 2, 2005		Nine months ended October 2, 2005
	As previously reported	As restated	As previously reported	As restated

Income tax expense (benefit)	$ 1.1	$ (0.1)	$ 4.0	$ 1.3
Income (loss) from continuing operations	-	1.2	(0.7)	2.0
Net income	-	1.2	-	2.7

Basic earnings per share:
Income (loss)from continuing operations	$ -	$ 0.06	$ (0.04)	$ 0.10
Net income	-	0.06	-	0.14

Diluted earnings per share:
Earnings (loss) from continuing operations	$ -	$ 0.06	$ (0.04)	$ 0.10
Net income	-	0.06	-	0.14

	Quarter ended October 3, 2004		Nine months ended October 3, 2004
	As previously reported	As restated	As previously reported	As restated

Income tax expense (benefit)	$ 1.3	$ 0.7	$ (4.3)	$ (5.1)
Income from continuing operations	5.4	6.0	5.6	6.4
Net income	5.4	6.0	5.6	6.4

Basic earnings per share:
Income from continuing operations	$ 0.28	$ 0.31	$ 0.31	$ 0.35
Net income	0.28	0.31	0.31	0.35

Diluted earnings per share:
Earnings from continuing operations	$ 0.28	$ 0.31	$ 0.31	$ 0.35
Net income	0.28	0.31	0.31	0.35

Consolidated Balance Sheets

(in millions)

	October 2, 2005		January 2, 2005
	As previously reported	As restated	As previously reported	As restated

Prepaid expenses and other current assets	$ 26.3	$ 28.4	$ 19.5	$ 21.6
Total current assets	326.0	328.1	336.9	339.0
Other assets	79.5	81.7	96.2	96.2
Total assets	1,470.4	1,474.7	1,554.9	1,557.0
Deferred income taxes	24.5	24.9	25.0	25.9
Total liabilities	832.4	832.8	843.9	844.8
Total stockholders' equity	638.0	641.9	711.0	712.2
Total liabilities and stockholders' equity	1,470.4	1,474.7	1,554.9	1,557.0

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

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date, rather than the intrinsic value method, our pro forma amounts would be as follows:

(in millions, except per share data)	Quarters Ended		Nine Months Ended
	Oct. 2, 2005 (Restated)	Oct. 3, 2004 (Restated)	Oct. 2, 2005 (Restated)	Oct. 3, 2004 (Restated)
Stock-based compensation expense, net of tax, included in net income as reported	$0.1	$0.1	$0.6	$0.3

Net income as reported	$1.2	$6.0	$2.7	$6.4
Additional stock-based compensation expense, net of tax	0.1	0.2	0.5	0.6

Pro forma net income	$1.1	$5.8	$2.2	$5.8

Earnings per share
As reported:
Basic	$0.06	$0.31	$0.14	$0.35
Diluted	0.06	0.31	0.14	0.35
Pro forma:
Basic	$0.06	$0.30	$0.11	$0.32
Diluted	0.06	0.30	0.11	0.32

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

There was not a material amount of dilutive options outstanding for the quarter and nine months ended October 2, 2005, for purposes of calculating diluted EPS. Dilutive shares were 0.1 million for the quarter and nine months ended October 3, 2004. As of October 2, 2005, and October 3, 2004, 1.4 million of potentially dilutive options were not included in the computation of diluted EPS because the effect would be antidilutive.

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

NOTE 3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Oct. 2, 2005 (Restated)	Oct. 3, 2004 (Restated)	Oct. 2, 2005 (Restated)	Oct. 3, 2004 (Restated)

Net income	$1.2	$6.0	$2.7	$6.4
Foreign currency translation	(0.2)	(9.5)	(61.5)	(1.2)
Change in fair market value of derivatives, net of tax	(0.8)	0.3	(4.6)	0.7
Minimum pension liability, net of tax	0.2	1.1	4.9	(0.7)

Comprehensive (loss) income	$0.4	$(2.1)	$(58.5)	$5.2

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

NOTE 5. GOODWILL

Changes within our goodwill balance during the nine month period ended October 2, 2005, are summarized as follows:

(in millions)
Changes by operating segment:	Balance as of January 2, 2005	Additions at cost	Amortization charged to expense	Foreign Exchange	Balance at October 2, 2005

Paperboard Packaging (a)	$625.5	$53.2	$-	$(48.8)	$629.9
Plastic Packaging	69.1	-	-	(5.5)	63.6
	$694.6	$53.2	$-	$(54.3)	$693.5

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

NOTE 8. INCOME TAXES (Restated)

The effective tax rate for the third quarter and first nine months of 2005 reflects the inability to fully recognize benefits for losses in the U.S. and certain foreign tax jurisdictions, including the losses incurred on the write-down of the CPI notes and divestiture of Bourgeot. During the three months ended October 3, 2004, our income taxes were reduced by approximately $0.7 million related to favorable settlements with tax authorities. During the first nine months of 2004 our income taxes were reduced by approximately $3.3 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in the Belgian statutory income tax rate. All periods are favorably impacted by overall lower European tax rates compared to the U.S. statutory tax rate. See Note 11 for information regarding a United States Internal Revenue Service ("IRS") proposed adjustment.

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

(in millions)	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
Net sales:
Paperboard Packaging	$212.1	$220.7	$647.2	$637.6
Plastic Packaging	42.7	35.9	139.9	121.9

	$254.8	$256.6	$787.1	$759.5

Earnings from continuing operations before interest and taxes:
Paperboard Packaging	$13.6	$16.5	$39.2	$38.7
Plastic Packaging	3.4	3.2	12.3	11.7
Corporate	(4.0)	(4.3)	(12.9)	(12.1)
Loss on Divestitures and Plant Closures	(3.3)	-	(9.7)	-

	$9.7	$15.4	$28.9	$38.3

Depreciation expense:
Paperboard Packaging	$11.9	$12.0	$36.2	$37.7
Plastic Packaging	2.3	2.5	7.2	7.8
Corporate	0.1	0.1	0.2	0.3

	$14.3	$14.6	$43.6	$45.8

(in millions)	Oct. 2, 2005	Jan. 2, 2005
Identifiable assets (A):
Paperboard Packaging	$1,205.6	$1,273.2
Plastic Packaging	172.0	183.2
Corporate	97.1	100.6

	$1,474.7	$1,557.0

  Certain amounts have been restated to reflect the correction of accounting errors discussed under "Restatement of Financial Statements" in Note 1, as follows:

	October 2, 2005		January 2, 2005
	As previously reported	As restated	As previously reported	As restated
Identifiable assets:
Corporate	$ 92.8	$ 97.1	$ 98.5	$ 100.6

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

The following table sets forth third quarter and year-to-date net sales from continuing operations and EBIT by business segment and on a consolidated basis:

Sales and EBIT by Segment and Consolidated
(in millions)	Quarter Ended Oct. 2, 2005		Quarter Ended Oct. 3, 2004		Nine Months Ended Oct. 2, 2005		Nine Months Ended Oct 3, 2004
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$212.1	$13.6	$220.7	$16.5	$647.2	$39.2	$637.6	$38.7
Plastic Packaging	42.7	3.4	35.9	3.2	139.9	12.3	121.9	11.7
Corporate	-	(4.0)	-	(4.3)	-	(12.9)	-	(12.1)
Loss on Divestitures and Plant Closures	-	(3.3)	-	-	-	(9.7)	-	-

Total	$254.8	$9.7	$256.6	$15.4	$787.1	$28.9	$759.5	$38.3

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

The effective tax rate for the third quarter and first nine months of 2005 reflects the inability to fully recognize benefits for losses in the U.S. and certain foreign tax jurisdictions. During the quarter ended October 3, 2004, our income taxes were reduced by approximately $0.7 million related to favorable settlements with tax authorities. During the first nine months of 2004 our income taxes were reduced by approximately $3.3 million related to favorable settlements with tax authorities and $0.8 million related to a reduction in the Belgian statutory income tax rate. See Note 11 to the consolidated financial statements for information regarding an IRS proposed adjustment.

Net income for the third quarter of 2005 was $1.2 million, or $0.06 per diluted share compared to net income of $6.0 million, or $0.31 per diluted share, for the third quarter of 2004. Net income for the first nine months of 2005 was $2.7 million, or $0.14 per diluted share compared to net income of $6.4 million, or $0.35 per diluted share, in the first nine months of 2004.

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

Segment Information

Paperboard Packaging

(dollars in millions)
	Oct. 2, 2005	Oct. 3, 2004	Increase/Decrease
			$	%
Nine months ended:
Net sales	$647.2	$637.6	9.6	2
EBIT	39.2	38.7	0.5	1
Operating margin	6%	6%

Third quarter ended:
Net sales	$212.1	$220.7	(8.6)	(4)
EBIT	13.6	16.5	(2.9)	(18)
Operating margin	6%	7%

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

Plastic Packaging

(dollars in millions)
	Oct. 2, 2005	Oct. 3, 2004	Increase
			$	%
Nine months ended:
Net sales	$139.9	$121.9	18.0	15
EBIT	12.3	11.7	0.6	5
Operating margin	9%	10%

Third quarter ended:
Net sales	$42.7	$35.9	6.8	19
EBIT	3.4	3.2	0.2	6
Operating margin	8%	9%

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 3, 2005. Based upon that evaluation, and as a result of the material weaknesses discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of October 3, 2005.

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

Changes in Internal Control over Financial Reporting

The changes in the Company's internal controls over financial reporting described above were implemented subsequent to the quarter ended October 2, 2005. There was no change in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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