Form 10-Q/A
period 2005-10-02
CHESAPEAKE CORP /VA/
filed 2006-04-11
CIK 19731

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

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 only to re-file Exhibit 23.1,"Consent of Independent Registered Public Accounting Firm." The exhibit originally filed with Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2005, as filed with the Securities and Exchange Commission on April 10, 2006 (the "Original Filing"), inadvertently omitted one of the file numbers for the Registration Statements on Form S-8 covered by the consent. No other changes or modifications are being made to the Original Filing.

Part II - Other Information

Item 6.   Exhibits

(a)	Exhibits:
	23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: April 11, 2006	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)