Form 10-Q
period 2006-04-02
CHESAPEAKE CORP /VA/
filed 2006-05-11
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer [ ] Accelerated filer [ √ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [√]

Number of shares of $1.00 par value common stock outstanding as of May 1, 2006:
19,820,245 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2006 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters ended April 2, 2006, and April 3, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at April 2, 2006, and January 1, 2006 . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Quarters ended April 2, 2006, and April 3, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .	28
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		31

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended
	Apr. 2, 2006	Apr. 3, 2005

Net sales	$259.0	$272.4

Costs and expenses:
Cost of products sold	215.0	225.1
Selling, general and administrative expenses	35.6	37.9
Restructuring expenses, asset impairments and other exit costs	4.2	-
Loss on divestiture	1.0	-
Other income, net	2.2	1.6

Income from continuing operations before interest, extinguishment of debt and taxes	5.4	11.0

Interest expense, net	9.4	8.9
Loss on estinguishment of debt	0.6	-

(Loss) income from continuing operations before taxes	(4.6)	2.1
Income tax expense	-	0.6

(Loss) income from continuing operations	$(4.6)	$1.5

Discontinued operations:
(Loss) gain on disposal of discontinued operations, net of income tax expense of $0.0 and $0.0	(0.1)	0.7

Net (loss) income	$(4.7)	$2.2

Basic earnings per share:
(Loss) income from continuing operations	$(0.24)	$0.08
Discontinued operations	(0.00)	0.03

Net (loss) income	$(0.24)	$0.11

Diluted earnings per share:
(Loss) income from continuing operations	$(0.24)	$0.08
Discontinued operations	(0.00)	0.03

Net (loss) income	$(0.24)	$0.11

Weighted average number of common shares outstanding:
Basic	19.4	19.4

Diluted	19.4	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Apr. 2, 2006	Jan. 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$6.5	$8.7
Accounts receivable (less allowance of $3.6 and $3.8)	146.9	134.8

Inventories:
Finished goods	54.0	61.0
Work-in-process	19.9	19.7
Materials and supplies	30.8	27.8

Total inventories	104.7	108.5

Prepaid expenses and other current assets	22.7	26.1
Income taxes receivable	1.5	1.5

Total current assets	282.3	279.6

Property, plant and equipment, net	368.8	372.0
Goodwill	354.6	354.0
Other assets	117.0	117.4

Total assets	$1,122.7	$1,123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Apr. 2, 2006	Jan. 1, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$126.0	$132.4
Accrued expenses	87.7	89.5
Income taxes payable	22.2	21.8
Current maturities of long-term debt	21.1	22.8
Dividends payable	4.4	4.3

Total current liabilities	261.4	270.8

Long-term debt	423.6	410.1
Environmental liabilities	46.8	47.0
Pensions and postretirement benefits	72.7	75.8
Deferred income taxes	17.8	17.0
Other long-term liabilities	8.0	7.0

Total liabilities	830.3	827.7

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.8 million shares and 19.6 million shares, respectively	19.8	19.6
Additional paid-in-capital	93.1	96.6
Unearned compensation	-	(3.9)
Accumulated other comprehensive income	(5.4)	(10.9)
Retained earnings	184.9	193.9

Total stockholders' equity	292.4	295.3

Total liabilities and stockholders' equity	$1,122.7	$1,123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Quarters Ended
	Apr. 2, 2006	Apr. 3, 2005

Operating activities:
Net (loss) income	$(4.7)	$2.2
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14.7	14.8
Deferred income taxes	0.2	0.5
Loss on extinguishment of debt	0.6	-
Loss on divestiture	1.0	-
Gain on sales of property, plant and equipment	(0.6)	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(16.9)	(10.4)
Inventories	(0.2)	(2.4)
Other assets	1.8	0.8
Accounts payable	(3.8)	2.3
Accrued expenses	(0.7)	4.5
Income taxes payable and receivable, net	0.6	-
Termination of interest rate swaps	-	(0.6)
Other	(3.0)	(0.8)

Net cash (used in) provided by operating activities	(11.0)	10.9

Investing activities:
Purchases of property, plant and equipment	(12.4)	(6.8)
Proceeds from sales of property, plant and equipment	1.4	-
Proceeds from divestiture	16.0	-

Net cash provided by (used in) investing activities	5.0	(6.8)

Financing activities:
Net borrowings on lines of credit	16.4	29.7
Payments on long-term debt	(10.7)	(62.9)
Proceeds from long-term debt	3.2	0.6
Debt issue costs	(0.8)	-
Dividends paid	(4.3)	(4.3)

Net cash provided by (used in) financing activities	3.8	(36.9)
Effect of exchange rate changes on cash and cash equivalents	-	(0.2)

Decrease in cash and cash equivalents	(2.2)	(33.0)
Cash and cash equivalents at beginning of period	8.7	54.3

Cash and cash equivalents at end of period	$6.5	$21.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The January 1, 2006 consolidated balance sheet was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal 2006 and fiscal 2005 each contain 52 weeks.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2006 interim period are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Stock-Based Compensation

Adoption of SFAS No. 123(R)

On January 2, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company's fiscal year 2006. Under this method the share-based compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of, January 2, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to January 2, 2006 we accounted for share-based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for the first quarter of fiscal 2005 would have been as follows:

(in millions, except per share data)
Quarter ended Apr. 3, 2005

Stock-based compensation expense, net of tax, included in net income as reported	$0.1

Net income as reported	$2.2
Additional stock-based compensation expense, net of tax	0.2

Pro forma net income	$2.0

Earnings per share
As reported:
Basic	$0.11
Diluted	0.11
Pro forma:
Basic	$0.10
Diluted	0.10

Stock-based compensation expense recognized under SFAS No. 123(R) for the three month period ended April 2, 2006 was $0.5 million, of which $0.2 million ($0.1 million after tax or $0.01 per share) related to vesting of stock option awards. Stock-based compensation expense recognized under the provisions of APB 25 (primarily for restricted stock awards under our long-term incentive programs) during the three month period ended April 3, 2005 was $0.4 million.

Prior to the adoption of SFAS No. 123(R) the Company presented the cash flow benefits for income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective with the adoption of SFAS No. 123(R) the Company changed its cash flow presentation whereby tax benefits arising from tax deductions in excess of tax benefits recorded on the compensation costs recognized for such options (excess tax benefits) are now classified as financing cash flows. Also, effective with the adoption of SFAS No. 123(R), the amount previously classified within equity as "Unearned compensation" was charged to "Additional paid-in-capital." As permitted by SFAS No. 123(R) the Company intends to use the short cut method to calculate windfall tax benefits available as of the adoption date of SFAS No. 123(R).

Stock Option and Award Plans

The Company has four stock compensation plans for employees: the 2005 Incentive Plan, the 1997 Incentive Plan, the 1993 Incentive Plan, and the 1987 Stock Option Plan. All four plans have been approved by our shareholders. The options outstanding as of April 2, 2006, were awarded under our 1993, 1997 and 2005 Incentive Plans. Up to 4,279,836 additional shares may be issued pursuant to all of the stock option and award plans; however, the Board of Directors has stated that all future grants will be made only from those shares available under the 2005 Incentive Plan, which had 1,477,800 additional shares available for issuance at April 2, 2006. Under the 2005 Incentive Plan we may grant stock options, stock appreciation rights ("SARs"), stock awards, performance shares or stock units, and may make incentive awards to our key employees and officers. The stock compensation plans are administered by the Executive Compensation Committee of the Board of Directors.

Stock Options

Stock options are generally granted with an exercise price equal to the market value of our common stock on the date of the grant, expire 10 years from the date they are granted and vest over a three-year service period. As permitted by SFAS No. 123 and SFAS No. 123(R) the fair values of the options were estimated using the Black-Scholes option-pricing model. The Black-Scholes weighted-average assumptions were as follows:

	Quarter ended Apr. 2, 2006	Quarter ended Apr. 3, 2005
Weighted-average fair value of options at grant date	$4.85	$6.51
Dividend yield	6.0%	4.1%
Risk-free interest rates	4.7%	4.1%
Volatility	57.4%	44.6%
Expected option term (years)	5.75	5.0

As part of the annual valuation process the Company reassesses the appropriateness of the inputs into the Black-Scholes model used for option valuation. The Company establishes the risk-free interest rate using U.S. Treasury zero-coupon bond issues with a remaining term equal to the expected option life assumed at the date of grant. The dividend yield is set based on the dividend rate approved by the Company's Board of Directors and the stock price on the grant date. The expected volatility assumption is set based primarily on historical volatility. The expected life assumption is set based on an analysis of past exercise behavior by option holders. In performing the option valuations the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups. The forfeiture rate used was based on historical experience. As required by SFAS No. 123(R) the Company will adjust the estimated forfeiture rate based upon actual experience.

The following schedule summarizes stock option activity for the quarter ended April 2, 2006:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2006	1,474,545	$27.40	4.8
Granted	80,300	14.60	10.0
Exercised	-	-	-
Forfeited/expired	(4,000)	27.13	-

Outstanding, April 2, 2006	1,550,845	26.75	5.1	$ -

Exercisable, April 2, 2006	1,372,411	27.79	4.9	$ -

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

Information about options outstanding at April 2, 2006, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price

$14.60 - $19.22	172,622	8.3	16.36	66,960	17.84
$19.23 - $23.07	245,452	6.1	21.93	197,319	21.98
$23.08 - $26.91	229,984	5.7	25.25	205,345	25.13
$26.92 - $30.76	656,717	4.4	28.57	656,717	28.57
$30.77 - $34.60	132,217	1.4	33.06	132,217	33.06
$34.61 - $38.45	113,853	2.4	37.98	113,853	37.98
	1,550,845	4.9	26.75	1,372,411	27.79

During the first quarter of 2006 the total share-based compensation expense for stock options was $0.2 million. The total income tax benefit recognized in net income related to this expense was $0.1 million. As of April 2, 2006 there was $0.8 million of total unrecognized compensation cost related to non-vested stock options. The cost is to be recognized over a weighted-average period of 2 years. There were no exercises of stock options during the first quarter of 2006.

Non-employee Directors

Chesapeake has a Directors' Deferred Compensation Plan that provided for annual grants of stock options to nonemployee directors. Up to 270,350 options for additional shares may be issued pursuant to the Directors' Plan but any future awards of stock options (or other equity compensation) to nonemployee directors will be made under the 2005 Incentive Plan. During the quarter ended April 2, 2006, there were no options or shares granted to non-employee directors.

Restricted Stock

From time to time the Executive Compensation Committee of the Board of Directors (or, as to the CEO, the Committee of Independent Directors) will grant performance-based or service-based restricted stock to Chesapeake's officers and certain managers under Chesapeake's Incentive Plans. For the 2004-2006, 2005-2007 and 2006-2008 cycles of the long-term incentive program, the performance criteria established by the Executive Compensation Committee for the vesting of restricted stock was the achievement of specific strategic goals for Chesapeake. If the performance targets are not achieved by the end of the cycle, the shares will be forfeited.

The fair value of each share of restricted stock is based on the fair market value of the stock on the date of grant. The probability of achieving the performance criteria is assessed each quarter and compensation expense is adjusted accordingly. For liability classified awards, compensation expense is further adjusted based on the fair value of the award at the end of the reporting quarter. If performance goals are not met no compensation cost is recognized and any recognized compensation cost is reversed. The following schedule summarizes restricted stock activity for the quarter ended April 2, 2006:

	Shares	Weighted-Average Grant Date Value

Outstanding grants at January 1, 2006	245,856	$24.75
New shares granted	186,100	17.36
Shares forfeited	(40,306)	18.55
Shares vested	-	-
Outstanding grants at April 2, 2006	391,650	$21.88

As of April 2, 2006 there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock. The cost is expected to be recognized over a weighted-average period of 2 years.

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

No dilutive shares were outstanding as of April 2, 2006 and there was not a material amount of dilutive shares outstanding as of April 3, 2005 for purposes of calculating diluted EPS. As of April 2, 2006 and April 3, 2005, 1.5 million and 1.3 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

(in millions)	Quarters Ended
	Apr. 2, 2006	Apr. 3, 2005

Net (loss) income	$(4.7)	$2.2
Foreign currency translation	6.5	(16.8)
Change in fair market value of derivatives, net of tax	(0.1)	(1.1)
Minimum pension liability, net of tax	(0.9)	1.3

Comprehensive income (loss)	$0.8	$(14.4)

NOTE 4. RESTRUCTURING AND OTHER EXIT COSTS

During the fourth quarter of 2005 Chesapeake announced plans for a global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected through the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings. Through the end of the first quarter of 2006 the Company has recorded restructuring costs of approximately $17.3 million associated with this program and has made cash payments under the program of approximately $11.0 million.

During the first quarter of 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom. Under the closure plan, production of products manufactured at the Bedford facility will be transferred to other Company sites in the United Kingdom. The closure, which is expected to take place over the second and third quarters of 2006, will result in up to 87 employee terminations. We recognized approximately $2.0 million in employee-related costs during the first quarter of 2006 associated with this closure. In addition, we expect to incur losses on the disposal of fixed assets and asset redeployment costs of approximately $0.8 million during 2006 related to this closure.

Closure activities associated with the previously reported closure of our paperboard packaging facility in Birmingham, England were substantially completed during the first quarter of 2006. Severance benefits were paid to the approximate 190 affected employees during the fourth quarter of 2005 and the first quarter of 2006. Asset redeployment costs will continue to be incurred during the second quarter of 2006.

We expect to continue production through the end of the second quarter of 2006 at our rigid box operation at Ezy-sur-Eure, France (the "Ezy" site). Although the terms of closure have been agreed with European works councils, employee related costs associated with the Ezy closure plan will be funded through the fourth quarter of 2006.

The following table displays the activity and balances of the restructuring charges for 2006. There were no restructuring charges during the first quarter of 2005.

(in millions)	Paperboard Packaging	Plastic Packaging	Corporate	Total
Balance January 1, 2006	$6.8	$-	$0.1	$6.9
Restructuring charges, asset impairments and other exit costs	4.1	-	0.1	4.2
Cash payments in 2006	(5.3)	-	(0.1)	(5.4)
Other	-	-	-	-
Balance April 2, 2006	$5.6	$-	$0.1	$5.7

NOTE 5. LOSS ON DIVESTITURE

On March 23, 2006, the Company completed the sale of its plastic packaging operation in Lurgan, Northern Ireland ("Lurgan") to a group led by existing management ("Buyer"). The cash proceeds on sale, net of transaction costs, approximated $15 million. The Company also received a subordinated loan note of 1.25 million pounds Sterling (approximately $2.2 million). The loan note has been fully reserved by management given the Company's subordinated position and the extent of other acquisition indebtedness of the Buyer. The divestiture resulted in a pre-tax loss of $1.0 million ($1.2 million after tax).

The purchase and sale agreement includes customary warranties and indemnities related to the Company's operation of the business prior to the transaction close date. The purchase and sale agreement also provides for an arrangement whereby the Company may participate in gains of Buyer associated with the future sale of certain real property conveyed with the operation. In connection with the divestiture, the Company made a contribution of approximately $5.9 million to the non-U.S. defined benefit pension plan which covered the employees of the Lurgan facility.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance January 1, 2006	$283.1	$70.9	$354.0
Goodwill acquired	-	-	-
Divestitures	-	(5.6)	(5.6)
Foreign currency translation	5.3	0.9	6.2
Balance April 2, 2006	$288.4	$66.2	$354.6

In December 2005 we purchased the outstanding minority interest in our South African Plastic Packaging operations for approximately $12.6 million, inclusive of capitalized transaction costs. We accounted for the acquisition under the purchase method as a step acquisition. The excess purchase price over the historical book value of the minority interest was allocated to goodwill as of January 1, 2006. The allocation to goodwill is preliminary and may be revised as a result of further analysis of the fair values of assets purchased and liabilities assumed.

In connection with the September 2005 acquisition of Arlington Press, a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships. The cost and accumulated amortization of customer relationships as of April 2, 2006 was $16.2 million and $0.9 million, respectively. The cost and accumulated amortization of customer relationships as of January 1, 2006 was $16.2 million and $0.5 million, respectively. Amortization expense recorded during the first quarter of 2006 for customer relationships was $0.4 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2006 (remaining 9 months)	$1.2
2007	1.6
2008	1.6
2009	1.6
2010	1.6

NOTE 7. DISCONTINUED OPERATIONS

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of earnings and principally relate to changes in estimates for retained obligations and other indemnities associated with previously divested businesses. Discontinued operations in 2006 primarily represent estimated losses associated with our former Tissue and Land Development segments. Discontinued operations in 2005 primarily represent the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

NOTE 8. INCOME TAXES

Our effective income tax rate from continuing operations for the first quarter of 2006 was zero percent compared to 29 percent for the first quarter of 2005. Our effective income tax rate is heavily influenced by the relationship of U.S. to non-U.S. pre-tax income (losses) as well as by management's expectation as to recovery of our U.S. deferred income tax assets. The recognition of income tax benefits for such U.S. tax losses is largely dependent on the magnitude and assumed reversal patterns of the Company's U.S. taxable temporary differences, principally related to our U.S. defined benefit pension arrangements. During 2005 we recognized deferred income tax benefits on our U.S. tax losses to the full extent of existing taxable temporary differences. For this reason, and given our inability to project future U.S. taxable income, we are no longer providing for income tax benefits in 2006 on our U.S. tax losses. Our first quarter 2006 effective income tax rate was also adversely affected by a capital gains tax of approximately $0.9 million on the transfer of assets in connection with the divestiture of the Lurgan operation (see Note 5).

NOTE 9. DEBT

In the first quarter of 2006 we redeemed 5.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment. In the first quarter of 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of our 7.2 percent notes which also matured during the first quarter.

NOTE 10. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the first quarters of 2006 and 2005 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
	Apr. 2, 2006	Apr. 3, 2005	Apr. 2, 2006	Apr. 3, 2005	Apr. 2, 2006	Apr. 3, 2005
Service cost	$-	$0.1	$1.7	$1.5	$-	$-
Interest cost	0.9	1.0	5.1	5.1	0.2	0.2
Expected return on plan assets	(1.1)	(1.2)	(4.8)	(5.0)	-	-
Recognized actuarial loss	0.4	0.5	2.5	1.4	0.1	0.1
Curtailment loss	0.1	-	-	-	-	-

Net pension expense	$0.3	$0.4	$4.5	$3.0	$0.3	$0.3

In connection with the December 2005 freezing of benefits under certain of our U.S. defined benefit pension plans, we recorded a curtailment loss of $0.1 million during the quarter ended April 2, 2006. As a result of permanently freezing benefits under these plans, we changed the amortization period for unrecognized actuarial losses for the affected plans to the average remaining life expectancy of the participants effective January 2, 2006.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The costs of compliance with existing environmental regulations are not expected to have a material adverse effect on our financial position or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state "Superfund" laws impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the remediation and restoration of contaminated property and for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by a company even if contamination is attributable entirely to prior owners. As discussed below the U.S. Environmental Protection Agency ("EPA") has given notice of its intent to list the Lower Fox River in Wisconsin on the National Priorities List under CERCLA and identified our subsidiary, Wisconsin Tissue Mills Inc., now WTM I Company ("WT"), as a PRP for the Lower Fox River site.

Except for the Fox River matter we have not been identified as a PRP at any other CERCLA-related sites. However, there can be no assurance that we will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to our financial position or results of operations.

In June 1994 the U.S. Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997 the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997 the EPA announced that it was initiating the process of listing the Lower Fox River on the CERCLA National Priorities List of hazardous waste sites. On September 30, 2003 EPA and the Wisconsin Department of Natural Resources ("DNR"), in connection with the issuance of General Notice Letters under CERCLA to the PRPs requesting a good faith offer to conduct the remedial design for downstream portions of the Lower Fox River site, also notified Menasha Corporation and Sonoco Products Company that those companies were also considered potentially liable for the cost of response activities at the Lower Fox River site.

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

On July 1, 2003 DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. On April 12, 2004, a Consent Decree (the "Consent Decree") regarding the remediation of OU1 by WT and Glatfelter was entered by a federal court. Under the terms of the Consent Decree, WT and Glatfelter agreed to perform appropriate remedial action in OU1 in accordance with the OU1-2 ROD under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter each paid $25 million to an escrow account, and EPA and Wisconsin agreed to use their best efforts to obtain an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. As provided in the Consent Decree, WT has been reimbursed from the escrow account for $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

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

Under the terms of the Consent Decree WT also paid EPA and the State of Wisconsin $375,000 for past response costs, and paid $1.5 million for natural resource damages ("NRD") for the Fox River site and $150,000 for past NRD assessment costs. These payments have been credited toward WT's potential liability for response costs and NRD associated with the Fox River site as a whole. As discussed later in this section we believe that WT is entitled to substantial indemnification from a prior owner of WT with respect to these costs, and the prior owner has reimbursed WT for the payments made as required in the Consent Decree.

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

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $280 million to $1.59 billion. The low end of this range assumes costs estimated in the OU1-2 ROD and the OU3-5 ROD and takes into account the -30 percent engineering estimating factor. The upper end of the range assumes costs estimated by consultants for the PRPs and includes a +50 percent engineering estimating factor. The OU1-2 ROD and the OU3-5 ROD indicate that most of the active remediation and restoration at the site is expected to take place in the next 10 years.

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

On October 25, 2000 the federal and tribal natural resources trustees released a Restoration and Compensation Determination Plan ("RCDP") presenting the federal and tribal trustees' planned approach for restoring injured federal and tribal natural resources and compensating the public for losses caused by the release of PCBs at the Fox River site. The RCDP states that the final natural resource damage claim (which is separate from, and in addition to, the remediation and restoration costs that will be associated with remedial action plans) will depend on the extent of PCB clean-up undertaken by EPA and DNR, but estimates past interim damages to be $65 million, and, for illustrative purposes only, estimates additional costs of restoration to address present and future PCB damages in a range of $111 million to $268 million. To date Wisconsin has not issued any estimate of natural resource damages. We believe, based on the information currently available to us, that the estimate of natural resource damages in the RCDP represents the reasonably likely upper limit of the total natural resource damages. We believe that the alleged damages to natural resources are overstated in the RCDP and joined in the PRP group comments on the RCDP to that effect. No final assessment of natural resource damages has been issued.

Under CERCLA each PRP generally will be jointly and severally liable for the full amount of the remediation and restoration costs and natural resource damages, subject to a right of contribution from other PRPs. In practice PRPs generally negotiate among themselves to determine their respective contributions to any multi-party activities based upon factors including their respective contributions to the alleged contamination, equitable considerations and their ability to pay. In draft analyses by DNR and federal government consultants the volume of WT's PCB discharges into the Fox River has been estimated to range from 2.72 percent to 10 percent of the total discharges of PCBs. This range may not be indicative of the share of the cost of the remediation and restoration costs and natural resource damages that ultimately will be allocated to WT because of: inaccuracies or incompleteness of information about mill operations and discharges; inadequate consideration of the nature and location of various discharges of PCBs to the river, including discharges by persons other than the named PRPs and the relationship of those discharges to identified contamination; uncertainty of the geographic location of the remediation and restoration eventually performed; uncertainty about the ability of other PRPs to participate in paying the costs and damages; and uncertainty about the extent of responsibility of the manufacturers of the carbonless paper recycled by WT which contained the PCBs. We have evaluated the ability of other PRPs to participate in paying the remediation and restoration costs and natural resource damages based on our estimate of their reasonably possible shares of the liability and on public financial information indicating their ability to pay such shares. While we are unable to determine at this time what shares of the liability for the Fox River costs will be paid by the other identified PRPs (or other entities who are subsequently determined to have liability), based on information currently available to us and the analysis described above, we believe that most of the other PRPs have the ability to pay their reasonably possible shares of the liability.

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $30 million to $140 million, payable over a period of up to 40 years. In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

We believe that, pursuant to the terms of a stock purchase agreement between Chesapeake and Philip Morris Incorporated (now known as Philip Morris USA Inc., or "PM USA," a wholly owned subsidiary of Altria Group, Inc.), a former owner of WT, we are entitled to substantial indemnification from PM USA with respect to the liabilities related to this matter. Based on the terms of that indemnity we believe that the costs and damages within our estimated range of liability should be indemnified by PM USA. We understand, however, that PM USA is subject to certain risks (including litigation risk in cases relating to health concerns regarding the use of tobacco products). Accordingly, there can be no assurance that PM USA will be able to satisfy its indemnification obligations in the future. However, PM USA is currently meeting its indemnification obligations under the stock purchase agreement and, based on our review of currently available financial information, we believe that PM USA has the financial ability to continue to meet its indemnification obligations.

Pursuant to the Joint Venture Agreement with Georgia-Pacific Corporation for Georgia-Pacific Tissue, LLC, WT has retained liability for, and the third party indemnity rights associated with, the discharge of PCBs and other hazardous materials in the Fox River and Green Bay System. Based on currently available information we believe that if remediation and restoration are done in an environmentally appropriate, cost effective and responsible manner, and if natural resource damages are determined in a reasonable manner, the matter is unlikely to have a material adverse effect on our financial position or results of operations. However, because of the uncertainties described above, there can be no assurance that the ultimate liability with respect to the Lower Fox River site will not have a material adverse effect on our financial position or results of operations.

Our accrued environmental liabilities totaled approximately $58.0 million as of April 2, 2006, of which $11.2 million was considered short-term, and $60.0 million as of January 1, 2006, of which $13.0 million was considered short-term.

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

The IRS has proposed certain adjustments relating to our tax treatment of our disposition of assets of WT in 1999. We have estimated our maximum potential exposure with respect to the matter to be approximately $28 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of the transaction was correct and that we should prevail in any dispute with the IRS related to this matter. Accordingly, no amount has been accrued for this proposed IRS adjustment. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of April 2, 2006, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted. As of April 2, 2006 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of April 2, 2006 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of April 2, 2006, we believe our liability under these agreements was immaterial.

NOTE 12. SEGMENT DISCLOSURE

We currently conduct our business in four operating segments: Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), Branded Products Packaging ("Branded Products") and Tobacco Packaging ("Tobacco"). The Pharma, Branded Products and Tobacco operating segments are aggregated into the Paperboard Packaging segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other paper packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); and tobacco. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate.

Segments are determined by the "management approach" as described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management assesses continuing operations based on earnings before interest and taxes ("EBIT") derived from similar groupings of products and services. Consistent with management's assessment of performance, gains (losses) on divestitures and restructuring expenses, asset impairments and other exit costs are excluded from segment EBIT. In March, 2006 we divested our plastic packaging operation in Lurgan, Northern Ireland (see Note 5).

There were no material intersegment sales in 2006 or 2005. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are cash, certain nontrade receivables and other assets.

(in millions)	First Quarter
	2006	2005
Net sales from continuing operations:
Paperboard Packaging	$211.6	$221.7
Plastic Packaging	47.4	50.7

	$259.0	$272.4

EBIT:
Paperboard Packaging	$8.9	$10.6
Plastic Packaging	5.7	5.0
Corporate	(4.0)	(4.6)
Restructuring expenses, asset impairments and other exit costs	(4.2)	-
Loss on divestiture	(1.0)	-

	$5.4	$11.0

Depreciation and amortization:
Paperboard Packaging	$12.3	$12.3
Plastic Packaging	2.4	2.4
Corporate	-	0.1

	$14.7	$14.8

(in millions)	Apr. 2, 2006	Jan. 1, 2006
Identifiable assets:
Paperboard Packaging	$849.4	$826.7
Plastic Packaging	162.7	184.2
Corporate	110.6	112.1

	$1,122.7	$1,123.0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Earnings from continuing operations before interest and taxes is abbreviated hereafter as EBIT. Consistent with our segment reporting in Note 12 to the Consolidated Financial Statements, EBIT by segment excludes any gains or losses related to divestitures and restructuring expenses, asset impairments and other exit costs. Excluding these amounts from our calculation of segment EBIT is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth first quarter net sales from continuing operations and EBIT by business segment:

Sales and EBIT by Segment
(in millions)	Quarter Ended Apr. 2, 2006		Quarter Ended Apr. 3, 2005
	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$211.6	$8.9	$221.7	$10.6
Plastic Packaging	47.4	5.7	50.7	5.0
Corporate	-	(4.0)	-	(4.6)
Restructuring expenses, asset impairments and other exit costs	-	(4.2)	-	-
Loss on divestiture	-	(1.0)	-	-

Total	$259.0	$5.4	$272.4	$11.0

Net sales from continuing operations for the first quarter of 2006 were $259.0 million, a decrease of $13.4 million from the comparable period in 2005. Changes in foreign currency exchange rates decreased net sales from continuing operations for the first quarter of 2006 by $19.5 million. The increase in net sales for the quarter on a local currency basis was due to increased pharmaceutical and healthcare packaging volume resulting from the September 2005 acquisition of Arlington Press. On a local currency basis net sales within our Plastic Packaging segment during the first quarter of 2006 were flat with 2005 levels.

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of 2006 was $44.0 million compared to $47.3 million for the first quarter of 2005. This decrease was due to changes in foreign currency exchange rates. Gross margin as a percentage of net sales was flat at 17 percent for each quarter. Increased energy costs of approximately $1.4 million during the first quarter of 2006 were offset by improved operating performance and cost savings attributable to the Company's $25-million global cost savings program.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the first quarter of 2006 remained flat at 14 percent compared to 2005. Pension and other postretirement costs increased in 2006 over 2005 levels, but were partially offset by cost savings initiatives under the Company's global cost savings program.

EBIT for the first quarter of 2006 was $5.4 million compared to EBIT of $11.0 million for the first quarter of 2005. EBIT for the first quarter of 2006 included restructuring expenses and other exit costs of $4.2 million related to the Company's $25-million cost savings program and a $1.0 million loss on the divestiture of the Company's plastic packaging operation in Lurgan, Northern Ireland. In addition to the items noted above foreign currency exchange rates decreased EBIT for the first quarter of 2006 by approximately $1.4 million.

Net interest expense was $9.4 million for the first quarter of 2006, an increase of $0.5 million compared to the first quarter of 2005. The increase was primarily due to increased borrowing levels in the first quarter of 2006, principally as a result of the Arlington Press acquisition, and higher average interest rates on short-term borrowings during 2006 offset, in part, by changes in foreign currency exchange rates. During the first quarter of 2006, the Company recognized a pre-tax and after-tax loss of $0.6 million, or $0.03 per share, on the early redemption of 5.0 million pounds Sterling principal amount of its 10.375% senior subordinated notes due 2011.

Our effective income tax rate from continuing operations for the first quarter of 2006 was zero percent compared to 29 percent for the first quarter of 2005. Our effective income tax rate is heavily influenced by the relationship of U.S. to non-U.S. pre-tax income (losses), as well as by management's expectation as to recovery of our U.S. deferred income tax assets. The recognition of income tax benefits for such U.S. tax losses is largely dependent on the magnitude and assumed reversal patterns of the Company's U.S. taxable temporary differences, principally related to our U.S. defined benefit pension arrangements. During 2005 we recognized deferred income tax benefits on our U.S. tax losses to the full extent of existing taxable temporary differences. For this reason, and given our inability to project future U.S. taxable income, we are no longer providing for income tax benefits in 2006 on our U.S. tax losses. Our first quarter 2006 effective income tax rate was also adversely effected by a capital gains tax of approximately $0.9 million on the transfer of assets in connection with the divestiture of the Lurgan operation (see Note 5).

Loss from continuing operations for the first quarter of 2006 was $4.6 million, or $0.24 per diluted share, compared to income from continuing operations of $1.5 million, or $0.08 per diluted share, for the first quarter of 2005.

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company's fiscal year 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to January 2, 2006 we accounted for share-based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Stock-based compensation expense recognized under SFAS No. 123(R) for the three month period ended April 2, 2006 was $0.5 million, of which $0.2 million related to vesting of stock option awards. Stock-based compensation expense recognized under the provisions of APB 25 (primarily for restricted stock awards under our long-term incentive plans) during the three month period ended April 3, 2005 was $0.4 million.

Chesapeake's $25-Million Cost Savings Program

During the fourth quarter of 2005 Chesapeake announced plans for a global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected through the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings. Through the end of the first quarter of 2006 the Company has recorded restructuring costs of approximately $17.3 million associated with this program and has made cash payments under the program of approximately $11.0 million.

Discontinued Operations

Discontinued operations in 2006 primarily represent estimated losses associated with our former Tissue and Land Development segments. Discontinued operations in 2005 primarily represent the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

Segment Information

Paperboard Packaging

(in millions)			(Decrease)
	2006	2005	$	%
First Quarter:
Net sales	$211.6	$221.7	(10.1)	(4.6)
EBIT	8.9	10.6	(1.7)	(16.0)
EBIT margin %	4.2%	4.8%

Net sales for the Paperboard Packaging segment were $211.6 million for the first quarter of 2006, a decrease of $10.1 million, or 5 percent, from the comparable period in 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $16.2 million, net sales increased 3 percent for the quarter. Net sales for the first quarter of 2006 were favorably impacted by the September 2005 acquisition of Arlington Press, which accounted for an increase in pharmaceutical and healthcare packaging sales. Tobacco packaging volume was improved over the prior year and branded products packaging sales were up slightly from 2005.

EBIT for the Paperboard Packaging segment for the first quarter of 2006 was $8.9 million, a decrease of $1.7 million, or 16 percent, versus the comparable period in 2005. Excluding changes in foreign currency exchange rates, which decreased EBIT by $0.9 million, EBIT was down 8 percent for the quarter. Pension expense and energy costs had an adverse impact during the first quarter of 2006. These increased costs were partially offset by improved operating performance and cost savings attributable to the Company's $25-million global cost savings program.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2006	2005	$	%
First Quarter:
Net sales	$47.4	$50.7	(3.3)	(6.5)
EBIT	5.7	5.0	0.7	14.0
EBIT margin %	12.0%	9.9%

Net sales for the Plastic Packaging segment for the first quarter of 2006 were $47.4 million, a decrease of $3.3 million, or 6 percent, from the comparable period in 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $3.3 million, net sales were comparable with the same period of 2005. Overall volume declines were offset by improvements in product mix. Stronger demand in specialty chemicals packaging was, in part, offset by lower than expected demand within some of our beverage packaging operations.

EBIT for the Plastic Packaging segment for the first quarter of 2006 was $5.7 million, an increase of $0.7 million, or 14 percent, over the comparable period in 2005. Excluding changes in foreign currency exchange rates, which decreased EBIT by $0.5 million for the quarter, EBIT was up 23 percent. Strong performances by the specialty chemicals, bulk container and dairy packaging operations were offset, in part, by a shortfall in operating earnings at some of our beverage packaging operations.

Liquidity and Financial Position

Net cash used in operating activities was $11.0 million for the first quarter of 2006, compared to net cash provided by operating activities of $10.9 million for the first quarter of 2005. The decrease primarily reflects spending under our cost savings program, increased pension funding related to our divestiture of Lurgan and an increase in working capital during the first quarter of 2006. Net cash used in operating activities for the first quarter of 2006 included spending under restructuring programs of $5.4 million and pension funding as a result of the divestiture of the Lurgan operation (see Note 5 to the Consolidated Financial Statements) of approximately $5.9 million.

Net cash provided by investing activities in the first quarter of 2006 was $5.0 million compared to net cash used in investing activities of $6.8 million in the first quarter of 2005. Cash flows provided by investing activities during 2006 reflect the cash proceeds on the divestiture of the Lurgan operation, offset by capital spending. The Company's total capital spending was $12.4 million for the first quarter of 2006 compared to $6.8 million in the first quarter of 2005.

Net cash provided by financing activities in the first quarter of 2006 was $3.8 million, compared to net cash used by financing activities of $36.9 million in the first quarter of 2005. During the first quarter of 2005 we made debt repayments of $62.9 million, offset in part by an increase in borrowings on our credit line of $29.7 million. We paid cash dividends of $4.3 million, or $0.22 per share, in the first quarter of 2006, and $4.3 million, or $0.22 per share, in the first quarter of 2005.

Our debt at April 2, 2006 was $444.7 million, up $11.8 million compared to January 1, 2006. Our debt-to-capital ratio was 60.3 percent as of April 2, 2006, compared to 59.4 percent at January 1, 2006. (Capital consists of debt and stockholders' equity.) The change in the ratio from year-end 2005 to first quarter-end 2006 was primarily due to the increases in indebtedness to fund working capital and spending under our global cost savings program.

We were in compliance with all of our debt covenants as of the end of the first quarter of 2006. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; (d) deferred tax assets; and (e) restructuring and other exit costs. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2005 fiscal year end.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 1, 2006.

Item 4. Controls and Procedures

Restatement

As discussed in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2006 management of the Company has restated its consolidated financial statements for fiscal year 2004 (the fiscal year ended January 2, 2005) and fiscal year 2003 (the fiscal year ended December 28, 2003), as well as the quarterly consolidated financial statements for each of the interim periods of fiscal year 2005 (the fiscal year ended January 1, 2006) and fiscal year 2004 (the "Deferred Income Tax Restatement"). The determination to restate those consolidated financial statements and other financial information was made in order to correct errors in the Company's accounting for deferred income taxes.

Identification of Material Weakness

As a result of the errors related to the Company's accounting for deferred income taxes, the Company concluded that it did not maintain effective controls over the completeness and accuracy of its accounting for deferred income tax assets, including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts. Specifically, the Company did not maintain effective controls over the completeness and accuracy of its recovery analysis related to the valuation of its deferred income tax assets. This control deficiency resulted in the Deferred Income Tax Restatement discussed above and could result in a misstatement of deferred income tax assets and the related deferred income tax valuation allowance and income tax (benefit) expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Accordingly, management has determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Remediation of Material Weaknesses

Management has researched and reviewed the detailed technical requirements related to the accounting for deferred tax asset valuation allowances and has revised its policy regarding the presumed reversal pattern of taxable temporary differences. Management has documented its conclusions so that they can continue to be applied consistently and appropriately in future periods. Management believes that implementation of this action has effectively remediated the material weakness described above.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management timely.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 2, 2006. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 2, 2006.

Changes in Internal Control over Financial Reporting

The changes in the Company's internal controls over financial reporting described above as remediating the material weakness in controls surrounding the completeness and accuracy of deferred income tax assets were implemented during the quarter ended April 2, 2006. Other than these changes there was no change in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings

Reference is made to Note 11 of the Notes to Consolidated Financial Statements included herein.

Item 1A . Risk Factors

Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2006 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2006.

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

CHESAPEAKE CORPORATION
(Registrant)

Date: May 11, 2006	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)