Form 10-Q
period 2006-07-02
CHESAPEAKE CORP /VA/
filed 2006-08-08
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer [ ] Accelerated filer [ √ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

Number of shares of $1.00 par value common stock outstanding as of August 1, 2006:
19,827,932 shares.

CHESAPEAKE CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 2, 2006 INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Earnings - Quarters and Six Months ended July 2, 2006, and July 3, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Balance Sheets at July 2, 2006, and January 1, 2006 . . . . . . . . . .	4
	Consolidated Statements of Cash Flows - Six Months ended July 2, 2006, and July 3, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .	33
Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .	35
Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		36

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005

Net sales	$244.0	$259.9	$503.0	$532.3

Costs and expenses:
Cost of products sold	202.6	215.1	417.6	440.2
Selling, general and administrative expenses	34.2	34.9	69.8	72.8
Restructuring expenses, asset impairments and other exit costs	5.9	-	10.1	-
Loss on divestiture	-	6.4	1.0	6.4
Other income, net	2.8	4.7	5.0	6.3

Income from continuing operations before interest, extinguishment of debt and taxes	4.1	8.2	9.5	19.2

Interest expense, net	9.6	8.1	19.0	17.0
Loss on extinguishment of debt	-	-	0.6	-

(Loss) income from continuing operations before taxes	(5.5)	0.1	(10.1)	2.2
Income tax (benefit) expense	(1.0)	0.8	(1.0)	1.4

(Loss) income from continuing operations	$(4.5)	$(0.7)	$(9.1)	$0.8

Discontinued operations:
(Loss) gain on disposal of discontinued operations, net of income tax of $0.0 in each period presented	(0.3)	-	(0.4)	0.7

Net (loss) income	$(4.8)	$(0.7)	$(9.5)	$1.5

Basic earnings per share:
(Loss) income from continuing operations	$(0.23)	$(0.04)	$(0.47)	$0.04
Discontinued operations	(0.02)	-	(0.02)	0.04

Net (loss) income	$(0.25)	$(0.04)	$(0.49)	$0.08

Diluted earnings per share:
(Loss) income from continuing operations	$(0.23)	$(0.04)	$(0.47)	$0.04
Discontinued operations	(0.02)	-	(0.02)	0.04

Net (loss) income	$(0.25)	$(0.04)	$(0.49)	$0.08

Weighted average number of common shares outstanding:
Basic	19.4	19.4	19.4	19.4

Diluted	19.4	19.4	19.4	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Jul. 2, 2006	Jan. 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$6.7	$8.7
Accounts receivable (less allowance of $3.9 and $3.8)	146.4	134.8

Inventories:
Finished goods	55.7	61.0
Work-in-process	21.0	19.7
Materials and supplies	32.6	27.8

Total inventories	109.3	108.5

Prepaid expenses and other current assets	19.3	26.1
Income taxes receivable	1.5	1.5

Total current assets	283.2	279.6

Property, plant and equipment, net	376.6	372.0
Goodwill	374.8	354.0
Other assets	116.9	117.4

Total assets	$1,151.5	$1,123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Jul. 2, 2006	Jan. 1, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$127.5	$132.4
Accrued expenses	80.9	89.5
Income taxes payable	20.6	21.8
Current maturities of long-term debt	18.5	22.8
Dividends payable	4.4	4.3

Total current liabilities	251.9	270.8

Long-term debt	443.1	410.1
Environmental liabilities	48.8	47.0
Pensions and postretirement benefits	78.7	75.8
Deferred income taxes	18.3	17.0
Other long-term liabilities	12.5	7.0

Total liabilities	853.3	827.7

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.8 million shares and 19.6 million shares, respectively	19.8	19.6
Additional paid-in-capital	93.4	96.6
Unearned compensation	-	(3.9)
Accumulated other comprehensive loss (income)	9.3	(10.9)
Retained earnings	175.7	193.9

Total stockholders' equity	298.2	295.3

Total liabilities and stockholders' equity	$1,151.5	$1,123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	Jul. 2, 2006	Jul. 3, 2005

Operating activities:
Net (loss) income	$(9.5)	$1.5
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28.8	29.3
Deferred income taxes	(0.4)	(1.1)
Loss on extinguishment of debt	0.6	-
Loss on divestiture	1.0	6.4
Asset impairment	3.0	-
Pension expense	9.4	6.8
Gain on sales of property, plant and equipment	(1.7)	(1.2)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(10.4)	(15.8)
Inventories	(0.6)	(12.2)
Other assets	3.9	1.6
Accounts payable	(8.3)	10.6
Accrued expenses	(6.1)	(1.3)
Income taxes payable and receivable, net	(1.5)	0.1
Contributions to defined benefit pension plans	(11.5)	(14.7)
Other	2.3	(0.9)

Net cash (used in) provided by operating activities	(1.0)	9.1

Investing activities:
Purchases of property, plant and equipment	(20.4)	(15.9)
Proceeds from sales of property, plant and equipment	3.4	2.8
Proceeds from divestiture, net of transaction costs	15.0	-
Other	0.9	-

Net cash used in investing activities	(1.1)	(13.1)

Financing activities:
Net borrowings on lines of credit	20.3	41.6
Payments on long-term debt	(14.2)	(67.8)
Proceeds from long-term debt	3.2	2.5
Debt issue costs	(0.8)	-
Dividends paid	(8.6)	(8.5)

Net cash used in financing activities	(0.1)	(32.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.5)

Decrease in cash and cash equivalents	(2.0)	(37.7)
Cash and cash equivalents at beginning of period	8.7	54.3

Cash and cash equivalents at end of period	$6.7	$16.6

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

Our fiscal year ends on the Sunday nearest to December 31.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2006 interim periods are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Share-Based Compensation

Adoption of SFAS No. 123(R)

On January 2, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning after January 1, 2006. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company's fiscal year ending December 31, 2006 ("fiscal 2006"). Under this method the share-based compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 2, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to January 2, 2006 we accounted for share-based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for the three and six month periods ended July 3, 2005 would have been as follows:

(in millions, except per share data)	Quarter Ended	Six Months Ended
	Jul. 3, 2005	Jul. 3, 2005
Stock-based compensation expense, net of tax, included in net (loss) income as reported	$0.3	$0.4

Net (loss) income as reported	$(0.7)	$1.5
Additional stock-based compensation expense, net of tax	0.2	0.4

Pro forma net (loss) income	$(0.9)	$1.1

(Loss) earnings per share
As reported:
Basic	$(0.04)	$0.08
Diluted	(0.04)	0.08
Pro forma:
Basic	$(0.05)	$0.06
Diluted	(0.05)	0.06

Share-based compensation expense recognized under SFAS No. 123(R) for the three month period ended July 2, 2006 was $0.6 million. For the six month period ended July 2, 2006 stock based compensation expense was $1.1 million. Share-based compensation expense recognized under the provisions of APB 25 (primarily for restricted stock awards under our long-term incentive programs) during the six month period ended July 3, 2005 was $0.7 million ($0.4 million after tax).

Prior to the adoption of SFAS No. 123(R) the Company presented the cash flow benefits for income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective with the adoption of SFAS No. 123(R) the Company changed its cash flow presentation whereby tax benefits arising from tax deductions in excess of tax benefits recorded on the compensation costs recognized for such options (excess tax benefits) are now classified as financing cash flows. Also, effective with the adoption of SFAS No. 123(R), the amount previously classified within equity as "Unearned compensation" was charged to "Additional paid-in-capital." As permitted by SFAS No. 123(R) the Company elected to use the short cut method to calculate windfall tax benefits available as of the adoption date of SFAS No. 123(R).

Stock Option and Award Plans

The Company has four stock compensation plans for employees: the 2005 Incentive Plan, the 1997 Incentive Plan, the 1993 Incentive Plan and the 1987 Stock Option Plan. All four plans have been approved by our shareholders. The options outstanding as of July 2, 2006, were awarded under our 1993, 1997 and 2005 Incentive Plans. Up to 4,351,569 additional shares may be issued pursuant to all of the stock option and award plans; however, the Board of Directors has stated that all future grants will be made only from those shares available under the 2005 Incentive Plan, which had 1,473,013 additional shares available for issuance at July 2, 2006. Under the 2005 Incentive Plan we may grant stock options, stock appreciation rights ("SARs"), stock awards, performance shares or stock units, and may make incentive awards to our key employees and officers. As to employees the stock compensation plans are administered by the Executive Compensation Committee of the Board of Directors.

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

	Six months ended Jul. 2, 2006	Six months ended Jul. 3, 2005
Weighted-average fair value of options at grant date	$4.85	$6.51
Dividend yield	6.0%	4.1%
Risk-free interest rates	4.7%	4.1%
Volatility	57.4%	44.6%
Expected option term (years)	5.75	5.0

As part of the annual valuation process the Company reassesses the appropriateness of the inputs into the Black-Scholes model used for option valuation. The Company establishes the risk-free interest rate using U.S. Treasury zero-coupon bonds with a remaining term equal to the expected option life assumed at the date of grant. The dividend yield is set based on the dividend rate approved by the Company's Board of Directors and the stock price on the grant date. The expected volatility assumption is set based primarily on historical volatility. The expected life assumption is set based on an analysis of past exercise behavior by option holders. In performing the option valuations the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups. The forfeiture rate used is based on historical experience. As required by SFAS No. 123(R) the Company will adjust the estimated forfeiture rate based upon actual experience.

The following schedule summarizes stock option activity for the six months ended July 2, 2006:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2006	1,474,545	$27.40	4.8
Granted	80,300	14.60	10.0
Exercised	-	-	-
Forfeited/expired	(83,420)	24.67	-

Outstanding, July 2, 2006	1,471,425	26.86	5.0	$142,809

Exercisable, July 2, 2006	1,301,884	27.75	4.9	$ -

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

Information about options outstanding at July 2, 2006, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price

$14.60 - $19.22	158,236	8.4	$16.24	53,974	$17.79
$19.23 - $23.07	225,318	6.0	$21.93	179,532	$21.98
$23.08 - $26.91	214,434	5.6	$25.19	194,941	$24.97
$26.92 - $30.76	629,867	4.4	$28.58	629,867	$28.57
$30.77 - $34.60	130,317	1.4	$33.05	130,317	$33.05
$34.61 - $38.45	113,253	2.4	$37.98	113,253	$37.98
	1,471,425			1,301,884

For the three months ended July 2, 2006 the total share-based compensation expense for stock options was $0.2 million. The total income tax benefit recognized in net income related to this expense was $0.1 million. For the six months ended July 2, 2006 the total share-based compensation expense for stock options was $0.4 million. The total income tax benefit recognized in net income related to this expense was $0.2 million. As of July 2, 2006 there was $0.9 million of total unrecognized compensation cost related to non-vested stock options. The cost is to be recognized over a weighted-average period of 2 years. There were no exercises of stock options during the six months ended July 2, 2006.

Non-employee Directors

Chesapeake has a Directors' Deferred Compensation Plan that provides for annual grants of stock options to nonemployee directors. Up to 270,350 options for additional shares may be issued pursuant to the Directors' Plan; however, any future awards of stock options (or other equity compensation) to nonemployee directors will be made under the 2005 Incentive Plan. For the six months ended July 2, 2006, there were no options and there were 11,875 shares granted to non-employee directors.

Restricted Stock

From time to time the Executive Compensation Committee of the Board of Directors (or, as to the CEO, the Committee of Independent Directors) will grant performance-based or service-based restricted stock to Chesapeake's officers and certain managers under Chesapeake's Incentive Plans. For the 2004-2006, 2005-2007 and 2006-2008 cycles of the long-term incentive program, the performance criteria established by the Executive Compensation Committee (and the Committee of Independent Directors, as to the CEO) for the vesting of restricted stock was the achievement of specific strategic goals for Chesapeake. If the performance targets are not achieved by the end of the cycle, the shares will be forfeited.

The fair value of each share of restricted stock is based on the fair market value of the stock on the date of grant. The probability of achieving the performance criteria is assessed each quarter and compensation expense is adjusted accordingly. For liability classified awards, compensation expense is further adjusted based on the fair value of the award at the end of the reporting quarter. If performance goals are not met no compensation cost is recognized and any previously recognized compensation cost is reversed. The following schedule summarizes restricted stock activity for the six months ended July 2, 2006:

	Shares	Weighted-Average Grant Date Value

Outstanding grants at January 1, 2006	245,856	$24.75
New shares granted	186,100	17.36
Shares forfeited	(40,306)	18.55
Shares vested	-	-
Outstanding grants at July 2, 2006	391,650	$21.88

As of July 2, 2006 there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock. The cost is expected to be recognized over a weighted-average period of 2 years.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

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

No dilutive shares were outstanding as of July 2, 2006 and there was not a material amount of dilutive shares outstanding as of July 3, 2005 for purposes of calculating diluted EPS. As of July 2, 2006 and July 3, 2005, 1.5 million of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended		Six Months Ended
	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005

Net (loss) income	$(4.8)	$(0.7)	$(9.5)	$1.5
Foreign currency translation	17.5	(44.5)	24.0	(61.3)
Change in fair market value of derivatives, net of tax	1.2	(2.7)	1.1	(3.8)
Minimum pension liability, net of tax	(4.0)	3.4	(4.9)	4.7

Comprehensive income (loss)	$9.9	$(44.5)	$10.7	$(58.9)

NOTE 4. RESTRUCTURING AND OTHER EXIT COSTS

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings.

Charges recorded during the quarter and six-month period ended July 2, 2006 were primarily recorded within the Paperboard Packaging segment, and are summarized as follows:

(in millions)	Quarter ended Jul. 2, 2006	Six months ended Jul. 2, 2006

Employee-related costs	$2.7	$6.5
Asset impairment	3.0	3.0
(Gain)/loss on asset sales, redeployment costs, and other exit costs	0.2	0.6

Restructuring expenses, asset impairments and other exit costs	$5.9	$10.1

On July 31, 2006, we completed the sale of our French luxury packaging business ("CLP") to Sofavie. Negotiations with the purchaser had not advanced sufficiently as of the end of the second quarter for CLP to meet the criteria as a "held for sale" asset as of July 2, 2006. We did, however, consider the anticipation of potential sale proceeds in our assessment of recovery for this long-lived asset group, and our results for the quarter and six month period ended July 2, 2006 reflect an asset impairment charge of approximately $3.0 million related to CLP and employee severance costs of $0.5 million for certain CLP personnel. The historical results of operation of the CLP business will be presented as discontinued operations beginning in the third quarter of 2006.

The carrying value of the net assets of CLP at July 2, 2006 are as follows:

Assets:
Accounts receivable, net	$ 7.2
Inventory, net	3.7
PP&E, net	0.7
Other	0.1

Total assets	$11.7

Liabilities:
Accounts payable and accrued expenses	$10.9

Total liabilities	$10.9

During the first quarter of fiscal 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom. Under the closure plan, production of products manufactured at the Bedford facility will be transferred to other Company sites in the United Kingdom. The closure, which is taking place over the second and third quarters of fiscal 2006, will result in up to 87 employee terminations. We recognized approximately $2.0 million in employee-related costs during the first half of fiscal 2006 associated with this closure. In addition, we recognized $0.1 million in costs related to Bedford plant asset disposals and redeployments. We expect to incur an additional $0.9 million in costs related to asset disposals and redeployment costs related to this site during the remainder of fiscal 2006.

Closure activities associated with the previously reported closure of our paperboard packaging facility in Birmingham in the United Kingdom were substantially completed during the first quarter of fiscal 2006. Severance benefits were paid to the 190 affected employees during the fourth quarter of fiscal 2005 and the first six months of fiscal 2006. During the first half of fiscal 2006, additional employee-related costs of $0.4 million and plant asset redeployment and disposal costs of approximately $0.3 million were incurred, and we expect to complete the sale of the facility in the third quarter of 2006.

Closure activities related to the previously reported closure of our rigid box operation at Ezy-sur-Eure, France (the "Ezy" site) concluded in June 2006. We recognized an additional $0.3 million in employee-related costs and $0.2 million in asset redeployment and disposal costs during the first half of fiscal 2006 associated with this closure. Prior to its closure, the Ezy facility formed part of the CLP business. The historical results and closure costs of Ezy will be classified as discontinued operations in the third quarter of 2006.

Under the global cost savings plan described above, the Company has recorded other employee-related costs of $3.3 million during the first half of 2006 for broad-based workforce and overhead reductions of company personnel.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for fiscal 2006. There were no restructuring charges during the six month period ending July 3, 2005.

(in millions)	Employee-Related Costs	Asset Impairments	Other Exit Costs	Total
Balance January 1, 2006	$6.9	$-	$-	$6.9
New charges	6.5	3.0	0.6	10.1
Cash payments	(9.1)	-	(0.9)	(10.0)
Asset impairments	-	(3.0)	-	(3.0)
Gain/(loss) on asset sales		-	0.5	0.5
Other non-cash items	0.4	-	0.2	0.6
Balance July 2, 2006	$4.7	$-	$0.4	$5.1

NOTE 5. LOSS ON DIVESTITURE

Lurgan:

On March 23, 2006, the Company completed the sale of its plastic packaging operation in Lurgan, Northern Ireland ("Lurgan") to a group led by existing management ("Buyer"). The cash proceeds on sale, net of transaction costs, approximated $15 million. The Company also received a subordinated loan note of 1.25 million pounds Sterling (approximately $2.2 million at the sale date). The loan note has been fully reserved by management given the Company's subordinated position and the extent of other acquisition indebtedness of the Buyer. The divestiture resulted in a pre-tax loss of $1.0 million ($1.2 million after tax).

The purchase and sale agreement includes customary warranties and indemnities related to the Company's operation of the business prior to the transaction closing date. The purchase and sale agreement also provides for an arrangement whereby the Company may participate in gains of the Buyer associated with the future sale of certain real property conveyed with the operation. In connection with the divestiture, the Company made a contribution of approximately $5.9 million to the non-U.S. defined benefit pension plan which covered the employees of the Lurgan facility.

Bourgeot:

On April 18, 2005, the Company completed the sale of the assets of its French wine and spirits label operation, Bourgeot Etiqso Lesbats ("Bourgeot"), to Autajon Group.  The sale price was 1.16 million Euro (approximately $1.5 million at the sale date).  The Company incurred a pre-tax and after-tax, non-cash loss on the sale of $3.0 million in the second quarter of 2005, which is included in "loss on divestitures" in the accompanying consolidated statement of earnings. Prior to its sale, Bourgeot was a component of the CLP business and as such, the historical results and losses on divestiture will be classified as discontinued operations beginning in the third quarter of 2006.

CPI:

In connection with the 2001 divestiture of Consumer Promotions International, Inc. ("CPI"), a component of the Company's former Merchandising and Specialty Packaging segment, the Company provided seller financing for a portion of the proceeds through receipt of subordinated promissory notes. Included in the promissory notes were term notes of approximately $5.0 million, which were recorded at fair value on the date of sale.

In July 2005 CPI informed the Company of its inability to continue interest payments under the term notes. Also, CPI provided the Company with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, we wrote down the value of these notes to zero in the second quarter of 2005. This loss of $3.4 million has been classified as "loss on divestitures" in the accompanying consolidated statement of earnings. The Company subsequently recovered $0.6 million in the fourth quarter of 2005 in full settlement of these notes.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance January 1, 2006	$283.1	$70.9	$354.0
Goodwill acquired/purchase price adjustments	(0.7)	-	(0.7)
Divestitures	-	(5.6)	(5.6)
Foreign currency translation	22.0	5.1	27.1
Balance July 2, 2006	$304.4	$70.4	$374.8

In December 2005 we purchased the outstanding minority interest in our South African plastic packaging operations for approximately $12.6 million, inclusive of capitalized transaction costs. We accounted for the acquisition under the purchase method as a step acquisition. The excess purchase price over the historical book value of the minority interest was provisionally allocated to goodwill as of January 1, 2006. The allocation of goodwill is preliminary and may be revised as a result of further analysis of the fair values of assets purchased and liabilities assumed.

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press"), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships. The cost and accumulated amortization of customer relationships as of July 2, 2006 were $16.2 million and $1.3 million, respectively. The cost and accumulated amortization of customer relationships as of January 1, 2006 were $16.2 million and $0.5 million, respectively. Amortization expense recorded during the first half of fiscal 2006 for customer relationships was $0.8 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2006 (remaining 6 months)	$0.8
2007	1.6
2008	1.6
2009	1.6
2010	1.6

NOTE 7. DISCONTINUED OPERATIONS

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of earnings and principally relate to changes in estimates for retained obligations and other indemnities associated with previously divested businesses. Discontinued operations in fiscal 2006 primarily represent estimated losses associated with our former Tissue and Land Development segments. Discontinued operations in fiscal 2005 primarily represent the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

NOTE 8. INCOME TAXES

The comparability of our effective income tax rates is heavily influenced by the relationship of U.S. to non-U.S. pre-tax income (losses) as well as by management's expectation as to recovery of our U.S. and certain foreign jurisdiction deferred income tax assets. The recognition of income tax benefits for U.S. deferred income tax assets is largely dependent on the magnitude and assumed reversal patterns of the Company's U.S. taxable temporary differences, principally related to our U.S. defined benefit pension arrangements. During fiscal 2005 we recognized deferred income tax benefits for our U.S. deferred income tax assets to the full extent of existing taxable temporary differences. For this reason, and given our inability to project future U.S. taxable income, we are no longer recognizing income tax benefits on U.S. tax losses incurred subsequent to January 1, 2006.. Our fiscal 2006 effective income tax rate was also adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million on the transfer of assets in connection with the divestiture of the Lurgan operation (see Note 5). The effective income tax rate for the quarter and six-month period ended July 2, 2006 included a benefit of $1.8 million associated with the favorable settlement of income tax contingencies with U.K. tax authorities.

NOTE 9. DEBT

In the first quarter of fiscal 2006 we redeemed 5.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment. In the first quarter of fiscal 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of our 7.2 percent notes which also matured during the first quarter.

NOTE 10. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters and six month periods ended July 2, 2006 and July 3, 2005 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters Ended:	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005
Service cost	$-	$0.2	$1.8	$1.5	$-	$-
Interest cost	0.9	0.9	5.4	5.0	0.2	0.2
Expected return on plan assets	(1.1)	(1.2)	(5.1)	(5.0)	-	-
Recognized actuarial loss	0.3	0.6	2.4	1.4	0.1	0.1

Net pension expense	$0.1	$0.5	$4.5	$2.9	$0.3	$0.3

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Six Months Ended:	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005	Jul. 2, 2006	Jul. 3, 2005
Service cost	$-	$0.3	$3.5	$3.0	$-	$-
Interest cost	1.8	1.9	10.5	10.1	0.4	0.4
Expected return on plan assets	(2.2)	(2.4)	(9.9)	(10.0)	-	-
Recognized actuarial loss	0.7	1.1	4.9	2.8	0.2	0.2
Curtailment loss	0.1	-	-	-	-	-

Net pension expense	$0.4	$0.9	$9.0	$5.9	$0.6	$0.6

In connection with the December 2005 freezing of benefits under certain of our U.S. defined benefit pension plans, we recorded a curtailment loss of $0.1 million during the first quarter of fiscal 2006. As a result of permanently freezing benefits under these plans, we changed the amortization period for unrecognized actuarial losses for the affected plans, effective January 2, 2006, to the average remaining life expectancy of the participants.

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

Under the terms of the Consent Decree WT also paid EPA and the State of Wisconsin $375,000 for past response costs, and paid $1.5 million for natural resource damages ("NRD") for the Fox River site and $150,000 for past NRD assessment costs. These payments have been credited toward WT's potential liability for response costs and NRD associated with the Fox River site as a whole. As discussed later in this section we believe that WT is entitled to substantial indemnification from a prior owner of WT with respect to these costs, and the prior owner has reimbursed WT for the payments made to date as required in the Consent Decree.

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

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $280 million to $1.59 billion. The low end of this range assumes costs estimated in the OU1-2 ROD and the OU3-5 ROD and takes into account the -30 percent engineering estimating factor. The upper end of the range assumes costs estimated by consultants for the PRPs and includes a +50 percent engineering estimating factor. The OU1-2 ROD indicates that OU1 active remediation and restoration is expected to take approximately six years, while the OU3-5 ROD indicates that active remediation and restoration is expected to take approximately seven years.

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $24 million to $140 million, payable over a period of up to 40 years. In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

In the second quarter of 2006, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. Our accrued environmental liabilities totaled approximately $58.1 million as of July 2, 2006, of which $9.3 million was considered short-term, and $60.0 million as of January 1, 2006, of which $13.0 million was considered short-term.

Legal and Other Commitments

Chesapeake is a party to various other legal actions and tax audits which are ordinary and incidental to our business. While the outcome of environmental, tax and legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

The IRS has proposed certain adjustments relating to our tax treatment of our disposition of assets of WT in 1999 and issued a Notice of Deficiency based on those adjustments on May 25, 2006. The Company intends to vigorously defend its position in U.S. Tax Court. We have estimated our maximum potential exposure with respect to the matter to be approximately $29 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS. Accordingly, no amount has been accrued for the proposed IRS adjustment.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of July 2, 2006, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted. As of July 2, 2006 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of July 2, 2006 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of July 2, 2006 we believe our liability under these agreements was immaterial.

NOTE 12. SEGMENT DISCLOSURE

We currently conduct our business in four operating segments: Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), Branded Products Packaging ("Branded Products") and Tobacco Packaging ("Tobacco"). The Pharma, Branded Products and Tobacco operating segments are aggregated into the Paperboard Packaging reportable segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other paper packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); and tobacco. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate.

Segments are determined by the "management approach" as described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management assesses continuing operations based on earnings before interest and taxes ("EBIT") derived from similar groupings of products and services. Consistent with management's assessment of performance, gains (losses) on divestitures and restructuring expenses, asset impairments and other exit costs are excluded from segment EBIT. In March 2006 we divested our plastic packaging operation in Lurgan, Northern Ireland (see Note 5).

There were no material intersegment sales during the second quarter and first six months of fiscal 2006 or fiscal 2005. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are cash, certain nontrade receivables and other assets.

(in millions)	Second Quarter		Year to Date
	2006	2005	2006	2005
Net sales from continuing operations:
Paperboard Packaging	$209.9	$213.4	$421.4	$435.1
Plastic Packaging	34.1	46.5	81.6	97.2

	$244.0	$259.9	$503.0	$532.3

EBIT:
Paperboard Packaging	$10.5	$15.0	19.4	$25.6
Plastic Packaging	3.5	3.9	9.2	8.9
Corporate	(4.0)	(4.3)	(8.0)	(8.9)
Restructuring expenses, asset impairments and other exit costs	(5.9)	-	(10.1)	-
Loss on divestiture	-	(6.4)	(1.0)	(6.4)

	$4.1	$8.2	$9.5	$19.2

Depreciation and amortization:
Paperboard Packaging	$12.1	$12.0	$24.4	$24.3
Plastic Packaging	1.9	2.5	4.3	4.9
Corporate	0.1	-	0.1	0.1

	$14.1	$14.5	$28.8	$29.3

(in millions)	Jul. 2, 2006	Jan. 1, 2006
Identifiable assets:
Paperboard Packaging	$887.7	$826.7
Plastic Packaging	155.3	184.2
Corporate	108.5	112.1

	$1,151.5	$1,123.0

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

The following table sets forth second quarter and year-to-date net sales from continuing operations and EBIT by reportable business segment:

Sales and EBIT by Segment
(in millions)	Quarter Ended Jul. 2, 2006		Quarter Ended Jul. 3, 2005		Six Months Ended Jul. 2, 2006		Six Months Ended Jul. 3, 2005
	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT	Net Sales	EBIT
Paperboard Packaging	$209.9	$10.5	$213.4	$15.0	$421.4	$19.4	$435.1	$25.6
Plastic Packaging	34.1	3.5	46.5	3.9	81.6	9.2	97.2	8.9
Corporate	-	(4.0)	-	(4.3)	-	(8.0)	-	(8.9)
Restructuring expenses, asset impairments and other exit costs	-	(5.9)	-	-	-	(10.1)	-	-
Loss on divestiture	-	-	-	(6.4)	-	(1.0)	-	(6.4)

Total	$244.0	$4.1	$259.9	$8.2	$503.0	$9.5	$532.3	$19.2

Net sales from continuing operations for the second quarter of fiscal 2006 were $244.0 million, a decrease of $15.9 million, or 6 percent, from the comparable period in fiscal 2005. Changes in foreign currency exchange rates and the combined effect of business acquisitions and divestitures did not have a significant effect on the comparability of second quarter 2006 and 2005 consolidated net sales. The decrease in net sales resulted primarily from reduced sales within the tobacco and branded products paperboard packaging divisions, as well as reduced volumes and the effect of lower resin prices within certain of our plastic packaging markets.

Net sales from continuing operations for the first half of 2006 were $503.0 million, a decrease of $29.3 million, or 6 percent over the comparable period in 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $21.0 million, sales were down 2 percent for the first half of the year. First half 2006 sales were favorably affected by the September 2005 acquisition of Arlington Press. Tobacco and branded products paperboard packaging volumes trailed prior year levels and plastic packaging sales were down from the prior year primarily as a result of the March 2006 divestiture of Lurgan.

Gross margin, which is defined as net sales less cost of products sold, for the second quarter of fiscal 2006 was $41.4 million, a decrease of $3.4 million, or 8 percent, compared to $44.8 million for the second quarter of fiscal 2005. Gross margin was $85.4 million for the first half of 2006 compared to gross margin of $92.1 for the same period in 2005. As a percentage of sales, gross margin remained flat at 17 percent for both the second quarter and first half of fiscal 2006 and fiscal 2005. Increased energy costs of approximately $2.5 million during the first six months of fiscal 2006 were offset by improved operating performance and cost savings attributable to the Company's global cost savings program.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the second quarter and first half of fiscal 2006 remained flat at 14 percent compared to SG&A for the second quarter and first half of fiscal 2005 of 13 percent and 14 percent, respectively. Non-U.S. pension and other postretirement costs increased in fiscal 2006 over fiscal 2005 levels, but were partially offset by cost savings under the Company's global cost savings program.

EBIT for the second quarter of fiscal 2006 was $4.1 million compared to EBIT of $8.2 million for the second quarter of fiscal 2005. EBIT for the second quarter of fiscal 2006 included restructuring expenses and other exit costs of $5.9 million related to the Company's cost savings program. EBIT for the second quarter of 2005 included loss on divestitures of $3.0 million related to the sale of our French wine and spirits label business, Bourgeot, and a loss of $3.4 million related to the write-down of promissory notes received in connection with the divestiture of Consumer Promotions International, Inc., a component of the Company's former Merchandising and Specialty Packaging segment. Changes in foreign currency exchange rates did not have a material effect on EBIT for the second quarter of 2006.

EBIT for the first half of 2006 was $9.5 million compared to EBIT of $19.2 million for the first half of 2005. EBIT for the first half of fiscal 2006 included restructuring expenses and other exit costs of $10.1 million related to the Company's cost savings program and a $1.0 million loss on the divestiture of the Company's plastic packaging operation in Lurgan, Northern Ireland. Losses on divestitures and plant closures reduced EBIT by $6.4 million in the first half of 2005. Changes in foreign currency exchange rates decreased EBIT by approximately $1.0 million for the first half of 2006.

Net interest expense was $9.6 million for the second quarter of fiscal 2006, an increase of $1.5 million compared to the second quarter of fiscal 2005. Net interest expense was $19.0 million for the first half of fiscal 2006 compared to $17.0 million for the first half of fiscal 2005. Changes in foreign currency exchange rates did not have a significant impact on interest expense for the second quarter of 2006 or the first half of 2006. The increase in net interest expense was primarily due to increased borrowing levels during fiscal 2006, principally as a result of the Arlington Press acquisition during the third quarter of 2005 and higher average interest rates on borrowings under our lines of credit during the first six months of fiscal 2006. During the first quarter of fiscal 2006, the Company recognized a pre-tax and after-tax loss of $0.6 million, or $0.03 per share, on the early redemption of 5.0 million pounds Sterling principal amount of its 10.375% senior subordinated notes due 2011.

The comparability of our effective income tax rates is heavily influenced by the relationship of U.S. to non-U.S. pre-tax income (losses) as well as by management's expectation as to recovery of our U.S. and certain foreign jurisdiction deferred income tax assets. The recognition of income tax benefits for U.S. deferred income tax assets is largely dependent on the magnitude and assumed reversal patterns of the Company's U.S. taxable temporary differences, principally related to our U.S. defined benefit pension arrangements. During fiscal 2005 we recognized deferred income tax benefits for our U.S. deferred income tax assets to the full extent of existing taxable temporary differences. For this reason, and given our inability to project future U.S. taxable income, we are no longer recognizing income tax benefits on U.S. tax losses incurred subsequent to January 1, 2006. Our fiscal 2006 effective income tax rate was also adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million on the sale of assets in connection with the divestiture of the Lurgan operation (see Note 5). The effective income tax rate for the quarter and six-month period ended July 2, 2006 included a benefit of $1.8 million associated with the favorable settlement of income tax filing positions with U.K. tax authorities.

Loss from continuing operations for the second quarter of fiscal 2006 was $4.5 million, or $0.23 per diluted share, compared to a loss from continuing operations of $0.7 million, or $0.04 per diluted share, for the second quarter of fiscal 2005. Loss from continuing operations for the first half of fiscal 2006 was $9.1 million, or $0.47 per diluted share, compared to income of $0.8 million, or $0.04 per diluted share, in the first half of fiscal 2005.

Share-Based Compensation

On January 2, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning after January 1, 2006. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company's fiscal year 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to January 2, 2006 we accounted for share-based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Share-based compensation expense recognized under SFAS No. 123(R) for the quarter ended July 2, 2006 was $0.6 million, of which $0.2 million related to vesting of stock option awards. For the six month period ended July 2, 2006, share-based compensation expense was $1.1 million, of which $0.4 million related to vesting of stock option awards. Share-based compensation expense recognized under the provisions of APB 25 (primarily for restricted stock awards under our long-term incentive plans) during the quarter and six month periods ended July 3, 2005 were $0.4 million and $0.7 million, respectively.

Chesapeake's $25-Million Cost Savings Program

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a $25 million global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings. During the second quarter of fiscal 2006 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $5.9 million associated with this program and made cash payments under the program of approximately $4.6 million. During the first half of fiscal 2006 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $10.1 million associated with this program and made cash payments of approximately $10.0 million. (See Note 4.)

Discontinued Operations

Discontinued operations in the first half of fiscal 2006 primarily represent estimated losses associated with our former Tissue and Land Development segments. Discontinued operations in the first half of fiscal 2005 primarily represent the reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

Segment Information

Paperboard Packaging

(in millions)			(Decrease)
	2006	2005	$	%
Six Months:
Net sales	$421.4	$435.1	(13.7)	(3.1)
EBIT	19.4	25.6	(6.2)	(24.2)
EBIT margin %	4.6%	5.9%

(in millions)			(Decrease)
	2006	2005	$	%
Second Quarter:
Net sales	$209.9	$213.4	(3.5)	(1.6)
EBIT	10.5	15.0	(4.5)	(30.0)
EBIT margin %	5.0%	7.0%

Net sales for the Paperboard Packaging segment were $209.9 million for the second quarter of 2006, a decrease of $3.5 million, or 2 percent, from the comparable period in 2005. Changes in foreign currency exchange rates did not have a significant effect on the comparability of second-quarter 2006 and 2005 Paperboard Packaging net sales. Excluding the effects of business acquisitions and divestitures, net sales decreased 7 percent for the quarter. The decrease in net sales during the quarter was attributable principally to lower volumes within the tobacco packaging division and to lower sales of U.K. confectionary packaging within our branded products packaging division.

Net sales for the Paperboard Packaging segment for the first half of 2006 were $421.4 million, a decrease of $13.7 million, or 3 percent, compared to the first half of 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $17.4 million, net sales were up 1 percent for the first half of 2006. The increase in net sales for the first half of 2006 was primarily due to stronger sales volume within pharmaceutical and healthcare packaging attributable to the Arlington Press acquisition, offset by reduced volumes in tobacco and branded products packaging.

EBIT for the Paperboard Packaging segment for the second quarter of fiscal 2006 was $10.5 million, a decrease of $4.5 million, or 30 percent, versus the comparable period in fiscal 2005. Changes in foreign currency exchange rates did not have a significant impact on EBIT for the quarter. EBIT for the first half of 2006 was $19.4 million, a decrease of $6.2 million, or 24 percent, from the first half of 2005. Excluding changes in foreign currency exchange rates, which decreased EBIT by $0.8 million, EBIT was down 21 percent for the first half of 2006. Pension expense and energy costs had an adverse impact during the second quarter and first half of fiscal 2006. In addition to these factors, second-quarter and first half 2005 results included the favorable effects of a $1.3 million press installation claim settlement.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2006	2005	$	%
Six Months:
Net sales	$81.6	$97.2	(15.6)	(16.0)
EBIT	9.2	8.9	0.3	3.4
EBIT margin %	11.3%	9.2%

(in millions)			Increase/(Decrease)
	2006	2005	$	%
Second Quarter:
Net sales	$34.1	$46.5	(12.4)	(26.7)
EBIT	3.5	3.9	(0.4)	(10.3)
EBIT margin %	10.3%	8.4%

Net sales for the Plastic Packaging segment for the second quarter of 2006 were $34.1 million, a decrease of $12.4 million, or 27 percent, from the comparable period in 2005. Changes in foreign currency exchange rates did not have a significant effect on the comparability of second-quarter 2006 and 2005 Plastic Packaging net sales. Excluding the effects of business divestitures, net sales decreased 4 percent for the quarter. The decrease in net sales relative to the prior year was due primarily to volume declines and lower resin prices offset, in part, by improvements in product mix.

Net sales for the Plastic Packaging segment were $81.6 million for the first half of 2006, a decrease of $15.6 million, or 16 percent, over the comparable period in 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $3.5 million, net sales were down 12 percent for the first half of 2006. The decrease in net sales for the period was primarily attributable to the March 2006 divestiture of our plastic packaging operation in Lurgan, Northern Ireland.

EBIT for the Plastic Packaging segment for the second quarter of 2006 was $3.5 million, a decrease of $0.4 million, or 10 percent, from the comparable period in 2005. Improvements in operating earnings within the specialty chemicals division were offset, in part, by a shortfall in operating earnings at some of the company's beverage packaging operations. EBIT for the first half of 2006 was $9.2 million, an increase of $0.3 million, or 3 percent, compared to the first half of 2005. Excluding changes in foreign currency exchange rates, which decreased EBIT by $0.5 million, EBIT increased 9 percent compared to the first half of 2005. Solid performances by the specialty chemicals, bulk container and dairy packaging operations were offset, in part, by a shortfall in operating earnings at some of our beverage packaging operations.

Liquidity and Financial Position

Net cash used in operating activities was $1.0 million for the first half of fiscal 2006, compared to net cash provided by operating activities of $9.1 million for the first half of fiscal 2005. The decrease primarily reflects spending under our global cost savings program and an increase in working capital during the first half of fiscal 2006. Net cash used in operating activities for the first half of fiscal 2006 included spending under restructuring programs of $10.0 million and pension funding connected with the divestiture of the Lurgan operation (see Note 5 to the Consolidated Financial Statements) of approximately $5.9 million.

Net cash used in investing activities in the first half of fiscal 2006 was $1.1 million compared to net cash used in investing activities of $13.1 million in the first half of fiscal 2005. Net cash used in investing activities during the first half of fiscal 2006 reflects the cash proceeds received on the divestiture of the Lurgan operation, offset by capital spending. The Company's total capital spending was $20.4 million for the first half of fiscal 2006 compared to $15.9 million for the first half of fiscal 2005.

Net cash used in financing activities in the first half of fiscal 2006 was $0.1 million, compared to net cash used in financing activities of $32.2 million in the first half of fiscal 2005. During the first half of fiscal 2006, we made debt repayments of $14.2 million, which were more than offset by an increase in borrowings on our credit line of $20.3 million. In the first quarter of fiscal 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of our 7.2 percent notes which also matured during the first quarter of 2005. We paid cash dividends of $8.6 million, or $0.44 per share, in the first half of fiscal 2006, and $8.5 million, or $0.44 per share, in the first half of fiscal 2005.

Our debt at July 2, 2006 was $461.6 million, up $28.7 million compared to January 1, 2006. Our debt-to-capital ratio was 60.7 percent as of July 2, 2006, compared to 59.4 percent at January 1, 2006. (Capital consists of debt and stockholders' equity.) The increase in debt and the change in the ratio from year-end 2005 to second quarter end 2006 was primarily due to increases in indebtedness to fund working capital and spending under our global cost savings program.

We are currently evaluating options for debt refinancing. As part of this refinancing, we expect to replace our current $250 million revolving credit facility with a $125-$150 million revolving credit facility and a $250 million term loan. The proposed refinancing will result in a reduced revolving credit facility more suitable to a business of our size, and will allow us to redeem our high coupon 10.375% sterling subordinated debt in the fourth quarter of 2006. We expect to close the new credit facility and term loan by early September 2006.

We were in compliance with all of our debt covenants as of the end of the second quarter of fiscal 2006. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: the company's inability to realize the full extent of the expected savings or benefits from the $25-million global cost savings program and to complete such activities in accordance with its planned timetable and within the expected cost range; competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; possible recessionary trends in United States and global economies; governmental policies and regulations; interest rates; fluctuations in currency translation rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports we file with the SEC.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 2, 2006. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 2, 2006.

Changes in Internal Control over Financial Reporting

The changes in the Company's internal controls over financial reporting described above as remediating the material weakness in controls surrounding the completeness and accuracy of deferred income tax assets were implemented during the quarter ended April 2, 2006. There was no change in the Company's internal control over financial reporting during the second quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 26, 2006, the following business was transacted:

(1) Election of Directors -

All of the nominees for election to Class II of the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Brian Buchan	17,356,064	406,536
Rafael C. Decaluwe	16,936,623	825,977
Joseph P. Viviano	16,969,568	793,032
Harry H. Warner	16,950,617	811,983

(2) Election of Director -

The nominee for election to Class I of the Board of Directors was elected:

	Number of Shares For	Number of Shares Authority Withheld
Andrew J. Kohut	17,378,537	384,063

Item 6.   Exhibits
(a)	Exhibits:
	23.1	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: August 8, 2006	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)