Form 10-Q
period 2006-10-01
CHESAPEAKE CORP /VA/
filed 2006-11-09
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Number of shares of $1.00 par value common stock outstanding as of November 6, 2006:
19,824,932 shares.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Net sales	$247.9	$244.8	$737.4	$759.9

Costs and expenses:
Cost of products sold	206.8	201.4	612.9	625.3
Selling, general and administrative expenses	32.3	31.5	99.5	101.5
Restructuring expenses, asset impairments and other exit costs	1.6	3.3	7.7	3.3
(Gain) loss on divestiture	(4.1)	-	(3.1)	3.4
Other income, net	2.9	1.6	7.8	7.5

Income from operations	14.2	10.2	28.2	33.9

Interest expense, net	10.1	8.0	29.1	24.9
Loss on extinguishment of debt	-	0.5	0.6	0.5

Income (loss) from continuing operations before taxes	4.1	1.7	(1.5)	8.5
Income tax (benefit) expense	(1.3)	(0.1)	(2.4)	1.2

Income from continuing operations	5.4	1.8	0.9	7.3

Discontinued operations:
Gain (loss) from discontinued operations, net of income tax of $0.0 in each period presented	0.2	(0.6)	(4.4)	(2.2)
Loss on disposal of discontinued operations, net of income tax of $0.0 in each period presented	(1.5)	-	(1.9)	(2.4)

Net income (loss)	$4.1	$1.2	$(5.4)	$2.7

Basic earnings per share:
Income from continuing operations	$0.28	$0.09	$0.05	$0.38
Discontinued operations	(0.07)	(0.03)	(0.33)	(0.24)

Net income (loss)	$0.21	$0.06	$(0.28)	$0.14

Diluted earnings per share:
Income from continuing operations	$0.28	$0.09	$0.05	$0.38
Discontinued operations	(0.07)	(0.03)	(0.33)	(0.24)

Net income (loss)	$0.21	$0.06	$(0.28)	$0.14

Weighted average number of common shares outstanding:
Basic	19.4	19.4	19.4	19.4

Diluted	19.4	19.4	19.4	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share amounts; unaudited)

	Oct. 1, 2006	Jan. 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$6.8	$8.7
Accounts receivable (less allowance of $3.7 and $3.8)	148.7	134.8

Inventories:
Finished goods	58.0	61.0
Work-in-process	19.5	19.7
Materials and supplies	29.0	27.8

Total inventories	106.5	108.5

Prepaid expenses and other current assets	18.0	26.1
Income taxes receivable	1.4	1.5

Total current assets	281.4	279.6

Property, plant and equipment, net	367.6	372.0
Goodwill	379.3	354.0
Other assets	113.1	117.4

Total assets	$1,141.4	$1,123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Oct. 1, 2006	Jan. 1, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$124.7	$132.4
Accrued expenses	84.7	89.5
Income taxes payable	20.6	21.8
Current maturities of long-term debt	12.8	22.8
Dividends payable	-	4.3

Total current liabilities	242.8	270.8

Long-term debt	452.9	410.1
Environmental liabilities	45.6	47.0
Pensions and postretirement benefits	71.3	75.8
Deferred income taxes	15.6	17.0
Other long-term liabilities	11.7	7.0

Total liabilities	839.9	827.7

Stockholders' equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.8 million shares and 19.6 million shares, respectively	19.8	19.6
Additional paid-in-capital	93.2	96.6
Unearned compensation	-	(3.9)
Accumulated other comprehensive loss (income)	8.5	(10.9)
Retained earnings	180.0	193.9

Total stockholders' equity	301.5	295.3

Total liabilities and stockholders' equity	$1,141.4	$1,123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005
Operating activities:
Net (loss) income	$(5.4)	$2.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42.8	43.6
Deferred income taxes	(3.0)	(0.9)
Loss on extinguishment of debt	0.6	0.5
(Gain) loss on divestiture	(1.7)	6.4
Asset impairment	3.0	-
Pension expense	14.2	9.9
Gain on sales of property, plant and equipment	(2.8)	(1.3)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(21.4)	(19.2)
Inventories	(1.4)	(13.2)
Other assets	5.7	4.2
Accounts payable	(4.9)	8.6
Accrued expenses	0.4	7.7
Income taxes payable and receivable, net	(2.1)	(2.2)
Contributions to defined benefit pension plans	(23.8)	(17.6)
Other	1.3	(0.7)

Net cash provided by operating activities	1.5	28.5

Investing activities:
Acquisitions	-	(64.8)
Purchases of property, plant and equipment	(25.9)	(25.0)
Proceeds from sales of property, plant and equipment	5.0	4.3
Proceeds from divestiture, net of transaction costs	19.4	-
Other	-	0.1

Net cash (used in) investing activities	(1.5)	(85.4)

Financing activities:
Net borrowings on lines of credit	31.3	113.9
Payments on long-term debt	(23.0)	(77.1)
Proceeds from long-term debt	3.6	3.1
Debt issue costs	(0.8)	-
Dividends paid	(12.9)	(12.8)

Net cash (used in) provided by financing activities	(1.8)	27.1
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)

Decrease in cash and cash equivalents	(1.9)	(29.9)
Cash and cash equivalents at beginning of period	8.7	54.3

Cash and cash equivalents at end of period	$6.8	$24.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The January 1, 2006 consolidated balance sheet was derived from audited financial statements. As of July 31, 2006, we completed the sale of our French luxury packaging business and have accounted for this business as a discontinued operation (see Note 7). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.

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

Prior to January 2, 2006 we accounted for share-based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for the three and nine month periods ended October 2, 2005 would have been as follows:

(in millions, except per share data)	Quarter Ended	Nine Months Ended
	Oct. 2, 2005	Oct. 2, 2005
Stock-based compensation expense, net of tax, included in net income as reported	$0.1	$0.6

Net income as reported	$1.2	$2.7
Additional stock-based compensation expense, net of tax	0.1	0.5

Pro forma net income	$1.1	$2.2

Earnings per share
As reported:
Basic	$0.06	$0.14
Diluted	0.06	0.14
Pro forma:
Basic	$0.06	$0.11
Diluted	0.06	0.11

Based on changes in the probability assessment of achieving performance targets the Company recognized a share-based compensation benefit under SFAS No. 123(R) for the three month period ended October 1, 2006 of $0.5 million. For the nine month period ended October 1, 2006 stock based compensation expense was $0.6 million. Share-based compensation expense recognized under the provisions of APB 25 (primarily for restricted stock awards under our long-term incentive programs) during the nine month period ended October 2, 2005 was $0.7 million ($0.6 million after tax).

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

Stock Option and Award Plans

The Company has four stock compensation plans for employees: the 2005 Incentive Plan, the 1997 Incentive Plan, the 1993 Incentive Plan and the 1987 Stock Option Plan. All four plans have been approved by our shareholders. The options outstanding as of October 1, 2006, were awarded under our 1993, 1997 and 2005 Incentive Plans. Up to 4,354,569 additional shares may be issued pursuant to all of the stock option and award plans; however, the Board of Directors has stated that all future grants will be made only from those shares available under the 2005 Incentive Plan, which had 1,476,013 additional shares available for issuance at October 1, 2006. Under the 2005 Incentive Plan we may grant stock options, stock appreciation rights ("SARs"), stock awards, performance shares or stock units, and may make incentive awards to our key employees and officers. As to employees the stock compensation plans are administered by the Executive Compensation Committee of the Board of Directors.

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

	Nine months ended Oct. 1, 2006	Nine months ended Oct. 2, 2005
Weighted-average fair value of options at grant date	$4.85	$6.51
Dividend yield	6.0%	4.1%
Risk-free interest rates	4.7%	4.1%
Volatility	57.4%	44.6%
Expected option term (years)	5.8	5.0

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

The following schedule summarizes stock option activity for the nine months ended October 1, 2006:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2006	1,474,545	$27.40	4.8
Granted	80,300	14.60	10.0
Exercised	-	-	-
Forfeited/expired	(84,320)	24.80	-

Outstanding October 1, 2006	1,470,525	26.85	3.9	-

Exercisable October 1, 2006	1,329,374	27.75	3.3	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

Information about options outstanding at October 1, 2006, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price

$14.60 - $19.22	160,336	7.8	$16.24	80,136	$17.87
$19.23 - $23.07	223,618	5.3	$21.93	185,003	$21.96
$23.08 - $26.91	212,334	3.9	$25.18	189,998	$25.05
$26.92 - $30.76	630,667	3.3	$28.58	630,667	$28.58
$30.77 - $34.60	130,317	0.9	$33.05	130,317	$33.05
$34.61 - $38.45	113,253	1.8	$37.97	113,253	$37.97
	1,470,525			1,329,374

For the three months ended October 1, 2006 the total share-based compensation expense for stock options was $0.2 million. The total income tax benefit recognized in net income related to this expense was $0.1 million. For the nine months ended October 1, 2006 the total share-based compensation expense for stock options was $0.5 million. The total income tax benefit recognized in net income related to this expense was $0.2 million. As of October 1, 2006 there was $0.7 million of total unrecognized compensation cost related to non-vested stock options. The cost is to be recognized over a weighted-average period of 2 years. There were no exercises of stock options during the nine months ended October 1, 2006.

Non-employee Directors

Chesapeake has a Directors' Deferred Compensation Plan that provides for annual grants of stock options to nonemployee directors. Up to 270,350 options for additional shares may be issued pursuant to the Directors' Plan; however, any future awards of stock options (or other equity compensation) to nonemployee directors will be made under the 2005 Incentive Plan. For the nine months ended October 1, 2006, there were no options and 11,875 shares granted to non-employee directors.

Restricted Stock

From time to time the Executive Compensation Committee of the Board of Directors (or, as to the CEO, the Committee of Independent Directors) will grant performance-based or service-based restricted stock to Chesapeake's officers and certain managers under Chesapeake's Incentive Plans. For the 2004-2006, 2005-2007 and 2006-2008 cycles of the long-term incentive program, the performance criteria established by the Executive Compensation Committee (and the Committee of Independent Directors, as to the CEO) for the vesting of restricted stock was the achievement of specific strategic goals for Chesapeake. If the performance targets are not achieved by the ends of the applicable cycles, the related shares will be forfeited.

The fair value of each share of restricted stock is based on the fair market value of the stock on the date of grant. The probability of achieving the performance criteria is assessed each quarter and compensation expense is adjusted accordingly. For liability classified awards, compensation expense is further adjusted based on the fair value of the award at the end of the reporting quarter. If performance goals are not met no compensation cost is recognized and any previously recognized compensation cost is reversed. The following schedule summarizes non-vested restricted stock activity for the nine months ended October 1, 2006:

	Shares	Weighted-Average Grant Date Value

Outstanding grants at January 1, 2006	245,856	$24.75
New shares granted	186,100	17.36
Shares forfeited	(41,506)	18.55
Shares vested	(600)	19.64
Outstanding grants at October 1, 2006	389,850	$25.90

As of October 1, 2006 there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock. The cost is expected to be recognized over a weighted-average period of 2 years, assuming achievement of the performance criteria.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on our financial statements.

In September 2006 the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 requires prospective application, and are effective as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would reduce total stockholders' equity by approximately $90.0 million, net of tax. The adoption of SFAS 158 will not affect our results of operations. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded. However, the Company does not believe the decrease in stockholders' equity will have a significant impact on the Company's financing covenants.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a significant impact on our financial statements.

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

No dilutive shares were outstanding as of October 1, 2006 and there was not a material amount of dilutive shares outstanding as of October 2, 2005 for purposes of calculating diluted EPS. As of October 1, 2006 and October 2, 2005, 1.5 million of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Net income (loss)	$4.1	$1.2	$(5.4)	$2.7
Foreign currency translation	(1.5)	(0.2)	22.5	(61.5)
Change in fair market value of derivatives, net of tax	1.6	(0.8)	2.7	(4.6)
Minimum pension liability, net of tax	(0.9)	0.2	(5.8)	4.9

Comprehensive income (loss)	$3.3	$0.4	$14.0	$(58.5)

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

Charges recorded during the quarter and nine-month period ended October 1, 2006 were primarily recorded within the Paperboard Packaging segment, and are summarized as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Employee-related costs	$1.2	$3.2	$7.7	$3.2
Asset impairment	-	-	3.0	-
Loss on asset sales, redeployment costs, and other exit costs	0.3	0.1	0.9	0.1

Total restructuring expenses, asset impairment and other exit costs	1.5	3.3	11.6	3.3
Restructuring expenses, asset impairments and other exit costs attributed to discontinued operations	0.1	-	(3.9)	-

Restructuring expenses, asset impairments and other exit costs attributed to continuing operations	$1.6	$3.3	$7.7	$3.3

During the first quarter of fiscal 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom. Under the closure plan, production of products manufactured at the Bedford facility has been transferred to other Company sites in the United Kingdom. The closure, which was completed in the third quarter of fiscal 2006, resulted in 89 employee terminations. We recognized approximately $2.0 million in employee-related costs during the first nine months of fiscal 2006 associated with this closure. In addition, we recognized a benefit of $0.1 million related to Bedford plant asset disposals and redeployments. We do not expect to incur any significant additional costs related to asset disposals and redeployment costs related to this site during the remainder of fiscal 2006.

Closure activities associated with the previously reported closure of our paperboard packaging facility in Birmingham in the United Kingdom were substantially completed during the first quarter of fiscal 2006. Severance benefits were paid to the 190 affected employees during the fourth quarter of fiscal 2005 and the first nine months of fiscal 2006. During the first nine months of fiscal 2006, additional employee-related costs of $0.4 million and plant asset redeployment and disposal costs of approximately $0.7 million were incurred. In October 2006 we completed the sale of the facility for approximately $4.7 million, which will be included in our fourth quarter 2006 results.

Under the global cost savings plan described above, the Company has recorded other employee-related costs of $5.0 million during the first nine months of 2006 for broad-based workforce and overhead reductions.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for fiscal 2006.

(in millions)	Employee-Related Costs	Asset Impairments	Other Exit Costs	Total
Balance January 1, 2006	$6.9	$-	$-	$6.9
New charges, continuing operations	7.0	-	0.7	7.7
New charges, discontinued operations	0.7	3.0	0.2	3.9
Cash payments	(11.9)	-	(1.2)	(13.1)
Asset impairments	-	(3.0)	-	(3.0)
Gain/(loss) on asset sales	-	-	0.7	0.7
Other non-cash items	0.4	-	0.2	0.6
Balance October 1, 2006	3.1	-	0.6	3.7

As previously disclosed we completed the sale of our French luxury packaging business ("CLP") to Sofavie on July 31, 2006. The historical operating results, as well as the loss on the sale of CLP, have been reflected as discontinued operations as of October 1, 2006 (including restructuring activities associated with our rigid box operation at Ezy-sur-Eure, France (the "Ezy" site), and the second quarter 2005 loss on sale of our French wine and spirits label operation at Bourgeot Etiqso Lesbats ("Bourgeot"). See Note 7 regarding discontinued operations.

NOTE 5. GAIN (LOSS) ON DIVESTITURES

Lurgan:

On March 23, 2006 the Company completed the sale of its plastic packaging operation in Lurgan, Northern Ireland ("Lurgan") to a group led by existing management ("Buyer"). The cash proceeds on sale, net of transaction costs, approximated $15 million. The Company also received a subordinated loan note of 1.25 million pounds Sterling (approximately $2.2 million at the sale date). The loan note has been fully reserved by management given the Company's subordinated position and the extent of other acquisition indebtedness of the Buyer. The purchase and sale agreement includes customary warranties and indemnities related to the Company's operation of the business prior to the transaction closing date. The purchase and sale agreement also provides for an arrangement whereby the Company may achieve additional proceeds from the Buyer dependent upon the subsequent sale of certain real property conveyed with the operation.

The divestiture resulted in a pre-tax net gain of $3.1 million ($2.9 million after tax). The net gain of $3.1 million includes a pre-tax loss of $1.0 million on the sale recorded in the first quarter, and a pre-tax gain of $4.1 million due to the receipt of additional proceeds ($3.2 million) and recovery of a portion of the subordinated loan note ($0.9 million) recorded in the third quarter. In connection with the divestiture, the Company made a contribution of approximately $5.9 million to the non-U.S. defined benefit pension plan which covered the employees of the Lurgan facility.

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

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance January 1, 2006	$283.1	$70.9	$354.0
Goodwill acquired/purchase price adjustments	(0.7)	-	(0.7)
Divestitures	-	(5.6)	(5.6)
Foreign currency translation	25.6	6.0	31.6
Balance October 1, 2006	$308.0	$71.3	$379.3

In connection with our March 2006 divestiture of Lurgan, $5.6 million of goodwill was allocated to Lurgan based on the relative fair value of the divested business to the Plastic Packaging segment taken as a whole.

In December 2005 we purchased the outstanding minority interest in our South African plastic packaging operations for approximately $12.6 million, inclusive of capitalized transaction costs. We accounted for the acquisition under the purchase method as a step acquisition. The excess purchase price over the historical book value of the minority interest was provisionally allocated to goodwill. The allocation of goodwill is preliminary and may be revised as a result of further analysis of the fair values of assets purchased and liabilities assumed.

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press"), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships. The cost and accumulated amortization of customer relationships as of October 1, 2006 were $16.2 million and $1.7 million, respectively. The cost and accumulated amortization of customer relationships as of January 1, 2006 were $16.2 million and $0.5 million, respectively. Amortization expense recorded during the first nine months of fiscal 2006 for customer relationships was $1.2 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2006 (remaining 3 months)	$0.4
2007	1.6
2008	1.6
2009	1.6
2010	1.6

NOTE 7. DISCONTINUED OPERATIONS

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of earnings. Discontinued operations in fiscal 2006 primarily relate to the sale of CLP, which was included within our Paperboard Packaging segment, to Sofavie on July 31, 2006. The sale price was 500 thousand Euro (approximately $640 thousand at the sale date). The sale resulted in a pre-tax and after-tax loss of $1.5 million in the third quarter of 2006, which is included in "Loss on disposal of discontinued operations" in the accompanying consolidated statement of earnings. The financial position of the CLP business was not material to our consolidated financial position on July 31, 2006. CLP's historical operating results have been reclassified and presented within "Gain (loss) from discontinued operations" in the accompanying consolidated statements of earnings, as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Revenue	$3.2	$10.0	$16.7	$27.2

Pre-tax income (loss)	$0.2	$(0.6)	$(4.4)	(2.2)

Discontinued operations in fiscal 2005 primarily represent reclassification of CLP historical operating results, which includes Bourgeot. On April 18, 2005, the Company completed the sale of the assets of Bourgeot to Autajon Group. The sale price was 1.16 million Euro (approximately $1.5 million at the sale date). The Company incurred a pre-tax and after-tax, non-cash loss on sale of $3.0 million in the second quarter of 2005, which is included in "Loss on disposal of discontinued operations" in the accompanying consolidated statements of earnings. Additionally, within discontinued operations for fiscal 2005 is a reduction of the liability for contractual obligations related to our former Merchandising and Specialty Packaging segment that was divested in 2001.

In accordance with Emerging Issues Task Force ("EITF") No. 87-24, interest has been allocated to CLP for both fiscal 2006 and 2005. Interest allocated did not have a significant impact on our results from continuing operations for both fiscal 2006 and 2005.

NOTE 8. INCOME TAXES

The comparability of our effective income tax rates is heavily influenced by the relationship of U.S. to non-U.S. pre-tax income (losses), by management's expectation as to recovery of our U.S. and certain foreign jurisdiction deferred income tax assets, and by the timing of settlement or resolution of income tax contingencies. The recognition of income tax benefits for U.S. deferred income tax assets is largely dependent on the magnitude and assumed reversal patterns of the Company's U.S. taxable temporary differences, principally related to our U.S. defined benefit pension arrangements. During fiscal 2005 we recognized deferred income tax benefits for our U.S. deferred income tax assets to the full extent of existing taxable temporary differences. For this reason, and given our inability to project future U.S. taxable income, we are no longer recognizing income tax benefits on U.S. tax losses incurred subsequent to January 1, 2006. Our fiscal 2006 effective income tax rate was also adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million on the transfer of assets in connection with the divestiture of the Lurgan operation (see Note 5). During the third quarter of 2006, the Company recorded a $2.3 million income tax benefit as a result of management's reassessment of its valuation allowance for deferred income tax assets in France following the sale of CLP. The effective income tax rate for the nine-month period ended October 1, 2006 also included a benefit of $1.8 million associated with the favorable settlement of income tax contingencies with U.K. tax authorities.

In October 2006, we reached a settlement with U.K. tax authorities regarding an income tax contingency, and will record an income tax benefit of $1.5 million in the fourth quarter of 2006 related to this matter.

NOTE 9. DEBT

In the first quarter of fiscal 2006 we redeemed 5.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

In the first quarter of fiscal 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of our 7.2 percent notes which also matured during the first quarter. In the third quarter of 2005 we redeemed 2.9 million pounds Sterling principal amount of our 10.375 percent senior subordinated note due 2011 at a premium and recognized a loss of $0.5 million associated with the debt extinguishment.

NOTE 10. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters and nine month periods ended October 1, 2006 and October 2, 2005 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters Ended:	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Service cost	$-	$0.1	$1.8	$1.4	$-	$-
Interest cost	0.9	0.9	5.5	4.7	0.2	0.3
Expected return on plan assets	(1.1)	(1.2)	(5.1)	(4.6)	-	-
Recognized actuarial loss	0.3	0.5	2.5	1.3	0.1	0.1

Net pension expense	$0.1	$0.3	$4.7	$2.8	$0.3	$0.4

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Nine Months Ended:	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Service cost	$-	$0.4	$5.3	$4.4	$-	$-
Interest cost	2.7	2.8	16.0	14.8	0.6	0.7
Expected return on plan assets	(3.3)	(3.6)	(15.0)	(14.6)	-	-
Recognized actuarial loss	1.0	1.6	7.4	4.1	0.3	0.3
Curtailment loss	0.1	-	-	-	-	-

Net pension expense	$0.5	$1.2	$13.7	$8.7	$0.9	$1.0

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $22 million to $137 million, payable over a period of up to 40 years. In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

In the third quarter of 2006, we reviewed, and decreased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. Our accrued environmental liabilities totaled approximately $55.5 million as of October 1, 2006, of which $9.9 million was considered short-term, and $60.0 million as of January 1, 2006, of which $13.0 million was considered short-term.

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

The IRS has proposed certain adjustments relating to our tax treatment of our disposition of assets of WT in 1999 and issued a Notice of Deficiency based on those adjustments on May 25, 2006. After unsuccessful negotiations to resolve the matter, the Company filed a petition in the United States Tax Court in July seeking a determination that the alleged deficiency is in error. Pretrial proceedings are in progress and the Company intends to vigorously advocate its position in Tax Court. We have estimated our maximum potential exposure with respect to the matter to be approximately $29 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS. Accordingly, no amount has been accrued for the proposed IRS adjustment.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of October 1, 2006, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted. As of October 1, 2006 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of October 1, 2006 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of October 1, 2006 we believe our liability under these agreements was immaterial.

NOTE 12. SEGMENT DISCLOSURE

We currently conduct our business in four operating segments: Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), Branded Products Packaging ("Branded Products") and Tobacco Packaging ("Tobacco"). The Pharma, Branded Products and Tobacco operating segments are aggregated into the Paperboard Packaging reportable segment. Our Paperboard Packaging segment designs and manufactures folding cartons, leaflets, labels and other primarily paper packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries, cosmetics and fragrances); and tobacco. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate.

Segments are determined by the "management approach" as described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management assesses continuing operations based on income from continuing operations before interest, loss on extinguishment of debt and taxes derived from similar groupings of products and services. The Company's segment operating income measure excludes gains (losses) on divestitures and restructuring expenses, asset impairments and other exit costs. On July 31, 2006 we completed the sale of CLP to Sofavie. The historical operating results as well as the loss on the sale of CLP have been reflected as discontinued operations as of October 1, 2006. See Note 7 regarding discontinued operations. In March 2006 we divested our plastic packaging operation in Lurgan, Northern Ireland (see Note 5).

There were no material intersegment sales during the third quarter and first nine months of fiscal 2006 or fiscal 2005. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are cash, certain nontrade receivables and other assets.

(in millions)	Third Quarter		Year to Date
	2006	2005	2006	2005
Net sales from continuing operations:
Paperboard Packaging	$214.4	$202.1	$622.3	$620.0
Plastic Packaging	33.5	42.7	115.1	139.9

	$247.9	$244.8	$737.4	$759.9

Segment operating income:
Paperboard Packaging	$12.3	$14.1	$32.2	$41.2
Plastic Packaging	2.7	3.4	11.9	12.3
Corporate	(3.3)	(4.0)	(11.3)	(12.9)
Restructuring expenses, asset impairments and other exit costs	(1.6)	(3.3)	(7.7)	(3.3)
Gain (loss) on divestiture	4.1	-	3.1	(3.4)

Income from operations	$14.2	$10.2	$28.2	$33.9

Depreciation and amortization:
Paperboard Packaging	$12.2	$11.7	$36.5	$35.4
Plastic Packaging	1.8	2.3	6.0	7.2
Corporate	0.1	0.1	0.1	0.2
Discontinued operations	-	0.2	0.2	0.8

	$14.1	$14.3	$42.8	$43.6

(in millions)	Oct. 1, 2006	Jan. 1, 2006
Identifiable assets:
Paperboard Packaging	$877.9	$826.7
Plastic Packaging	158.3	184.2
Corporate	105.2	112.1

	$1,141.4	$1,123.0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Consistent with our segment reporting in Note 12 to the Consolidated Financial Statements, segment operating income excludes any gains or losses related to divestitures and restructuring expenses, asset impairments and other exit costs. Excluding these amounts from our calculation of segment operating income is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

On July 31, 2006 we completed the sale of our French luxury packaging business ("CLP") to Sofavie. The historical operating results as well as the loss on the sale of CLP have been reflected as discontinued operations as of October 1, 2006. See Note 7 regarding discontinued operations.

The following table sets forth third quarter and year-to-date net sales from continuing operations and operating income by reportable business segment:

Sales and operating income by Segment
(in millions)	Quarter Ended Oct. 1, 2006		Quarter Ended Oct. 2, 2005		Nine Months Ended Oct. 1, 2006		Nine Months Ended Oct. 2, 2005
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
Paperboard Packaging	$214.4	$12.3	$202.1	$14.1	$622.3	$32.2	$620.0	$41.2
Plastic Packaging	33.5	2.7	42.7	3.4	115.1	11.9	139.9	12.3
Corporate		(3.3)	-	(4.0)		(11.3)	-	(12.9)
Restructuring expenses, asset impairments and other exit costs		(1.6)		(3.3)		(7.7)		(3.3)
Gain (loss) on divestiture		4.1	-			3.1	-	(3.4)

Total	$247.9	$14.2	$244.8	$10.2	$737.4	$28.2	$759.9	$33.9

Net sales from continuing operations for the third quarter of fiscal 2006 were $247.9 million, an increase of $3.1 million, or 1 percent, from the comparable period in fiscal 2005. Excluding changes in foreign currency exchange rates, which increased net sales by $8.8 million, net sales were down $5.7 million, or 2 percent. The net impact of acquisitions and divestitures did not have a significant effect on the comparability of third quarter 2006 and 2005 consolidated net sales. Net sales from continuing operations for the first nine months of 2006 were $737.4 million, a decrease of $22.5 million, or 3 percent from the comparable period in 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $12.1 million, sales were down 1 percent for the first nine months of fiscal 2006. Excluding the changes in foreign currency exchange rates and the effects of acquisitions and divestitures, net sales were down by $19.4 million or 3 percent for the first nine months of fiscal 2006. The decrease in net sales for the third quarter and first nine months of fiscal 2006 resulted primarily from reduced sales within the tobacco and branded products paperboard packaging divisions, partially offset by increased sales in the Irish dairy market.

Gross margin, which is defined as net sales less cost of products sold, for the third quarter of fiscal 2006 was $41.1 million, a decrease of $2.3 million, or 5 percent, compared to $43.4 million for the third quarter of fiscal 2005. Gross margin was $124.5 million for the first nine months of 2006 compared to gross margin of $134.6 for the same period in 2005. As a percentage of sales, gross margin decreased slightly from 18 percent to 17 percent for both the third quarter and first nine months of fiscal 2006 versus fiscal 2005. The decrease in gross margin resulted primarily from reduced volumes and a less favorable product mix within certain markets in both the paperboard and plastic packaging segments.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2006 and 2005 remained flat at 13 percent. Non-U.S. pension and other postretirement costs increased in the fiscal 2006 periods over fiscal 2005 levels, but were offset by cost savings under the Company's global cost savings program.

Operating income for the third quarter of fiscal 2006 was $14.2 million compared to $10.2 million for the third quarter of fiscal 2005. Operating income for the third quarter of 2006 included restructuring expenses and other exit costs of $1.6 million related to our cost savings program and a gain of $4.1 million related to the sale of our plastic packaging operation in Lurgan, Northern Ireland. Operating income for the third quarter of 2005 included restructuring expenses and other exit costs of $3.3 million related to the our cost savings program. Changes in foreign currency exchange rates increased operating income by $0.7 million for the third quarter of 2006 compared to the third quarter of 2005.

Operating income for the first nine months of 2006 was $28.2 million compared to $33.9 million for the first nine months of 2005. Operating income for the first nine months of 2006 included restructuring expenses and other exit costs of $7.7 million related to the our cost savings program and a $3.1 million gain on the divestiture of the our plastic packaging operation in Lurgan, Northern Ireland. Operating income for the first nine months of 2005 included restructuring expenses and other exit costs of $3.3 million related to the our cost savings program and a loss of $3.4 million related to the write-down of promissory notes received in connection with the divestiture of Consumer Promotions International, Inc., a component of our former Merchandising and Specialty Packaging segment. Changes in foreign currency exchange rates did not have a significant effect on operating income for the first nine months of 2006.

Net interest expense was $10.1 million for the third quarter of fiscal 2006, an increase of $2.1 million compared to the third quarter of fiscal 2005. Net interest expense was $29.1 million for the first nine months of fiscal 2006 compared to $24.9 million for the first nine months of fiscal 2005. Changes in foreign currency exchange rates did not have a significant impact on interest expense for the third quarter or the first nine months of 2006. The increase in net interest expense was primarily due to increased borrowing levels during fiscal 2006, principally as a result of the Arlington Press acquisition during the third quarter of 2005 and higher average interest rates on borrowings under our lines of credit during the first nine months of fiscal 2006.

During the first quarter of fiscal 2006, we recognized a pre-tax and after-tax loss of $0.6 million, or $0.03 per share, on the early redemption of 5.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011. In the first quarter of fiscal 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of our 7.2 percent notes which also matured during the first quarter. In the third quarter of 2005 we redeemed 2.9 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium and recognized a loss of $0.5 million associated with the debt extinguishment.

The comparability of our effective income tax rates is heavily influenced by the relationship of U.S. to non-U.S. pre-tax income (losses), by management's expectation as to recovery of our U.S. and certain foreign jurisdiction deferred income tax assets, and by the timing of settlement or resolution of income tax contingencies. The recognition of income tax benefits for U.S. deferred income tax assets is largely dependent on the magnitude and assumed reversal patterns of the Company's U.S. taxable temporary differences, principally related to our U.S. defined benefit pension arrangements. During fiscal 2005 we recognized deferred income tax benefits for our U.S. deferred income tax assets to the full extent of existing taxable temporary differences. For this reason, and given our inability to project future U.S. taxable income, we are no longer recognizing income tax benefits on U.S. tax losses incurred subsequent to January 1, 2006. Our fiscal 2006 effective income tax rate was also adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million on the transfer of assets in connection with the divestiture of the Lurgan operation (see Note 5). During the third quarter of 2006, the Company recorded a $2.3 million income tax benefit as a result of management's reassessment of its valuation allowance for deferred income tax assets in France following the sale of CLP. The effective income tax rate for the nine-month period ended October 1, 2006 also included a benefit of $1.8 million associated with the favorable settlement of income tax contingencies with U.K. tax authorities.

Income from continuing operations for the third quarter of fiscal 2006 was $5.4 million, or $0.28 per diluted share, compared to income from continuing operations of $1.8 million, or $0.09 per diluted share, for the third quarter of fiscal 2005. Income from continuing operations for the first nine months of fiscal 2006 was $0.9 million, or $0.05 per diluted share, compared to income of $7.3 million, or $0.38 per diluted share, in the first nine months of fiscal 2005.

Share-Based Compensation

On January 2, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning after January 1, 2006. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company's fiscal year 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to January 2, 2006 we accounted for share-based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Based on changes in the probability assessment of achieving performance targets the Company recognized a share based benefit under SFAS No. 123(R) for the quarter ended October 1, 2006 of $0.5 million, net of $0.2 million of share based compensation expense related to vesting of stock option awards. For the nine month period ended October 1, 2006, share-based compensation expense was $0.6 million, of which $0.5 million related to vesting of stock option awards. Share-based compensation expense recognized under the provisions of APB 25 (primarily for restricted stock awards under our long-term incentive plans) during the quarter and nine month periods ended October 2, 2005 were $0.2 million and $0.7 million, respectively.

Chesapeake's $25-Million Cost Savings Program

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a $25 million global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings. During the third quarter of fiscal 2006 we recorded restructuring costs, asset impairments and other exit costs of approximately $1.6 million associated with this program and made cash payments under the program of approximately $3.1 million. During the first nine months of fiscal 2006 we recorded restructuring costs, asset impairments and other exit costs of approximately $11.6 million associated with this program, of which $3.9 million is reported in discontinued operations following the sale of CLP. During the first nine months of fiscal 2006 we made cash payments of approximately $13.1 million related to the cost savings program. (See Note 4.)

The scope of our $25-million cost savings program also includes the sale of certain non-strategic or underperforming operations. During the first quarter of 2006, we completed the sale of our plastic packaging operation in Lurgan, Northern Ireland and during the third quarter of 2006, we completed the sale of CLP. Through the nine month period ended October 1, 2006, we have recovered $22.0 million in sales proceeds related to these two operations and other assets divested under the program. (See Notes 5 and 7.)

Discontinued Operations

Discontinued operations during 2006 primarily reflects the third quarter loss on sale, as well as historical operating results of, CLP. Discontinued operations during 2005 reflects the second quarter loss on sale of the assets of our French wine and spirits label operation, Bourgeot Etiqso Lesbats ("Bourgeot"), which was a component of the CLP business and has been reclassed from loss on divestiture. Also included in the 2005 discontinued operations is the reduction of a liability for certain contractual obligations related to our former Merchandising & Specialty Packaging segment and the historical operating results of CLP.

Net Income

Including discontinued operations, net income for the third quarter of 2006 of $4.1 million, or $0.21 per share, compared to net income of $1.2 million, or $0.06 per share, for the third quarter of 2005. For the first nine months of 2006, we reported a net loss of $5.4 million, or $0.28 per share, compared to net income of $2.7 million, or $0.14 per share for the first nine months of 2005.

Segment Information

Paperboard Packaging

				Increase/
(in millions)				(Decrease)
	2006		2005	$	%
Nine Months:
Net sales	$622.	3	$620.0	$2.3	0.4
Segment operating income	32.2		41.2	(9.0)	(21.8)
Segment operating income margin %	5.2%		6.7%

				Increase/
(in millions)				(Decrease)
	2006		2005	$	%
Third Quarter:
Net sales	$214.	4	$202.1	$12.3	6.1
Segment operating income	12.3		14.1	(1.8)	(12.8)
Segment operating income margin %	5.7%		7.0%

Net sales for the Paperboard Packaging segment were $214.4 million for the third quarter of fiscal 2006, an increase of $12.3 million, or 6 percent, from the comparable period in fiscal 2005. Excluding changes in foreign currency exchange rates, which increased net sales by $9.3 million, net sales were up 2 percent for the third quarter of 2006. Excluding changes in foreign currency exchange rates and the effects of acquisitions and divestitures, net sales decreased 3 percent for the quarter. Net sales for the Paperboard Packaging segment for the first nine months of fiscal 2006 were $622.3 million, an increase of $2.3 million compared to the first nine months of fiscal 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $8.1 million, net sales were up 2 percent for the first nine months of 2006. Excluding changes in foreign currency exchange rates and the effects of acquisitions and divestitures, net sales declined $22.1 million or 4 percent. The decrease in net sales during the third quarter and first nine months of fiscal 2006 was primarily due to lower sales of tobacco and branded products packaging.

Segment operating income for the Paperboard Packaging segment for the third quarter of fiscal 2006 was $12.3 million, a decrease of $1.8 million, or 13 percent, versus the comparable period in fiscal 2005. Excluding changes in foreign currency exchange rates, which increased segment operating income by $0.5 million, segment operating income was down 16 percent for the third quarter of 2006. Segment operating income for the first nine months of fiscal 2006 was $32.2 million, a decrease of $9.0 million, or 22 percent, from the first nine months of fiscal 2005. Changes in foreign currency exchange rates did not have a significant effect on the comparability of Paperboard Packaging segment operating income for the first nine months of 2006 and 2005 Paperboard Packaging segment operating income. Increased pension expense and energy costs had an adverse impact during the third quarter and first nine months of fiscal 2006.

Plastic Packaging

(in millions)			(Decrease)
	2006	2005	$	%
Nine Months:
Net sales	$115.1	$139.9	$(24.8)	(17.7)
Segment operating income	11.9	12.3	(0.4)	(3.3)
Segment operating income margin %	10.3%	8.8%

(in millions)			(Decrease)
	2006	2005	$	%
Third Quarter:
Net sales	$33.5	$42.7	$(9.2)	(21.5)
Segment operating income	2.7	3.4	(0.7)	(20.6)
Segment operating income margin %	8.1%	8.0%

Net sales for the Plastic Packaging segment for the third quarter of fiscal 2006 were $33.5 million, a decrease of $9.2 million, or 22 percent, from the comparable period in fiscal 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $0.5 million, net sales were down 20 percent for the third quarter of 2006. Excluding the changes in foreign currency exchange rates and the effects of acquisitions and divestitures, net sales increased 5 percent for the quarter. This increase in net sales relative to the prior year was due primarily to increased sales in the Irish dairy market. Sales in other markets were relatively flat, as higher resin prices generally offset reduced volume.

Net sales for the Plastic Packaging segment were $115.1 million for the first nine months of fiscal 2006, a decrease of $24.8 million, or 18 percent, over the comparable period in fiscal 2005. Excluding changes in foreign currency exchange rates, which decreased net sales by $4.0 million, net sales were down 15 percent for the first nine months of 2006. Excluding the changes in foreign currency exchange rates and the effects of divestitures, net sales increased 2% percent for the first nine months of 2006. The increase in net sales for the period was primarily attributable to increased sales in the Irish dairy market.

Segment operating income for the Plastic Packaging segment for the third quarter of fiscal 2006 was $2.7 million, a decrease of $0.7 million, or 21 percent, from the comparable period in fiscal 2005. The decrease in segment operating income was primarily due to lower operating earnings in the Company's beverage packaging operations primarily as a result of volume declines in South Africa. Segment operating income in the 2005 quarter was reduced by costs incurred in connection with the investigation of financial results at the Company's facility in Crewe, England. Changes in foreign currency exchange rates did not have a significant impact of the comparability of third quarter segment operating income. Segment operating income for the first nine months of fiscal 2006 was $11.9 million, a decrease of $0.4 million, or 3 percent, compared to the first nine months of fiscal 2005. Excluding changes in foreign currency exchange rates, which decreased segment operating income by $0.4 million, segment operating income was flat for the first nine months of fiscal 2006 from the comparable period in 2005. Solid performances by the specialty chemicals, bulk container and dairy packaging operations were more than offset by a shortfall in operating earnings at some of our beverage packaging operations.

Liquidity and Financial Position

Net cash provided by operating activities was $1.5 million for the first nine months of fiscal 2006, compared to net cash provided by operating activities of $28.5 million for the first nine months of fiscal 2005. The decrease primarily reflects spending under our global cost savings program, increased funding of our defined benefit pension plans, and an increase in working capital during the first nine months of fiscal 2006. Net cash used in operating activities for the first nine months of fiscal 2006 included spending under restructuring programs of $13.1 million and increased contributions to our pension plans of approximately $6.2 million.

Net cash used in investing activities in the first nine months of fiscal 2006 was $1.5 million compared to net cash used in investing activities of $85.4 million in the first nine months of fiscal 2005. Net cash used in investing activities during the first nine months of fiscal 2006 reflects the cash proceeds received on the divestiture of the plastic packaging operation in Lurgan, Northern Ireland operation and the sale of other fixed assets, offset by capital spending. Net cash used in investing activities during the first nine months of fiscal 2005 primarily reflects the acquisition of Arlington Press and capital spending. The Company's total capital spending was $25.9 million for the first nine months of fiscal 2006 compared to $25.0 million for the first nine months of fiscal 2005.

Net cash used in financing activities in the first nine months of fiscal 2006 was $1.8 million, compared to net cash provided by financing activities of $27.1 million in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, we made debt repayments of $23.0 million, which were more than offset by an increase in borrowings on our credit line of $31.3 million. In the first quarter of fiscal 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of our 7.2 percent notes which also matured during the first quarter of 2005. We paid cash dividends of $12.9 million, or $0.66 per share, in the first nine months of fiscal 2006, and $12.8 million, or $0.66 per share, in the first nine months of fiscal 2005.

Our debt at October 1, 2006 was $465.7 million, up $32.8 million compared to January 1, 2006. Our debt-to-capital ratio was 60.7 percent as of October 1, 2006, compared to 59.4 percent at January 1, 2006. (Capital consists of debt and stockholders' equity.) The increase in debt and the change in the ratio from year-end 2005 to third quarter end 2006 was primarily due to increases in indebtedness to fund working capital and pre-funding associated with our Non-U.S. defined benefit pension plans.

We were in compliance with all of our debt covenants as of the end of the third quarter of fiscal 2006. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on our financial statements.

In September 2006 the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 requires prospective application, and are effective as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would reduce total stockholders' equity by approximately $90.0 million, net of tax. The adoption of SFAS 158 will not affect our results of operations. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded. However, the Company does not believe the decrease in stockholders' equity will have a significant impact on the Company's financing covenants.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a significant impact on our financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect" and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: the Company's inability to realize the full extent of the expected savings or benefits from the $25-million global cost savings program and to complete such activities in accordance with its planned timetable and within the expected cost range; competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials; fluctuations in demand; possible recessionary trends in United States and global economies; governmental policies and regulations; interest rates; fluctuations in currency translation rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports we file with the SEC.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2006. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 1, 2006.

Changes in Internal Control over Financial Reporting

The changes in the Company's internal controls over financial reporting described above as remediating the material weakness in controls surrounding the completeness and accuracy of deferred income tax assets were implemented during the quarter ended April 2, 2006. There was no change in the Company's internal control over financial reporting during the third quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

CHESAPEAKE CORPORATION
(Registrant)

Date: November 9, 2006	BY:	/s/ Thomas G. Hayes
Thomas G. Hayes
Controller
(Principal Accounting Officer)