Form 10-K
period 2006-12-31
CHESAPEAKE CORP /VA/
filed 2007-03-07
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [√ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [√ ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ √ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ √ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer [ ] Accelerated filer [ √ ] Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ √ ]
The aggregate market value on July 2, 2006 (the last day of the registrant’s most recently completed second quarter), of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $315 million. In determining this figure, the registrant has assumed that all of its directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.
19,895,056 shares of the registrant’s common stock, par value $1, were outstanding as of February 28, 2007.
Portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held on April 25, 2007, are incorporated in Part III by reference.
The index of exhibits can be found on pages 86-88.

TABLE OF CONTENTS

Page No.

PART I	1

Item 1.	Business	2
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item X.	Executive Officers of the Registrant	24

PART II	24

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	82

PART III	83

Item 10.	Directors, Executive Officers and Corporate Governance	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accountant Fees and Services	83

PART IV	84

Item 15.	Exhibits and Financial Statement Schedules	84

SIGNATURES	85

EXHIBIT INDEX	86

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

  Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements are not statements of historical fact. For example, when we use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “may,” “will likely result,” “will continue,” “project,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements include statements concerning:

•	future results of operations;
•	liquidity, cash flow and capital expenditures;
•	acquisition activities and the effect of completed acquisitions, including expected synergies and cost savings;
•	projected costs and savings associated with restructuring and other cost saving programs;
•	pending or anticipated litigation;
•	debt levels and the ability to obtain additional financing or make payments on our debt;
•	regulatory developments, industry conditions and market conditions; and
•	general economic conditions.

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

Business History and Overview

Chesapeake was founded in 1918 in West Point, Virginia, where we operated a kraft pulp and paper mill. Through the years, we expanded into several commodity paper products, forest products and corrugated packaging operations located primarily in the United States. Chesapeake is a Virginia corporation, and our common stock has been listed on the New York Stock Exchange since 1944.

In the mid-1990s, our management and board of directors recognized that our commodity-based businesses were competing in increasingly consolidating, capital intensive and cyclical markets. Seeking to increase shareholder value, we implemented a strategic transformation. Beginning with the sale of the West Point pulp and paper mill in 1997, we divested our commodity paper products, forest products and corrugated packaging businesses, and invested the sale proceeds in several acquisitions that have transformed our company into a value-added paperboard and plastic packaging products business.

Today Chesapeake is a leading supplier of specialty paperboard packaging products in Europe, with growing interests in North America and Asia. We are also a leading international supplier of plastic packaging products to niche end-use markets. We focus on specific end-use markets where our multinational customers demand creative packaging designs and desire broad geographic coverage from their packaging supplier. We operate in two core business segments:

•
Paperboard Packaging. Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products. Our primary end-use markets are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries and foods); and tobacco products. We are one of the leading European suppliers of paperboard packaging products within several of our end-use markets, including pharmaceutical and healthcare, alcoholic drinks and confectioneries. For the fiscal year ended December 31, 2006, our Paperboard Packaging segment produced revenues and operating income (as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Review of Consolidated Results of Operations”) of $840.4 million and $42.9 million, respectively, and accounted for 84% of our net sales.

•
Plastic Packaging. Our Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. Our primary end-use markets are agrochemicals, other specialty chemicals, and food and beverages. We believe that our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including HDPE fluorinated barrier containers for agrochemicals and other specialty chemicals markets, primarily in Europe and China, HDPE bottles for the Irish dairy market and PET bottles and preforms for soft drink markets in South Africa. For the fiscal year ended December 31, 2006, our Plastic Packaging segment produced revenues and operating income (as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Review of Consolidated Results of Operations”) of $155.0 million and $17.9 million, respectively, and accounted for 16% of our net sales.

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

In September 2005, we completed the acquisition of Impaxx Pharmaceutical Packaging Group, Inc., which trades as Arlington Press. Arlington Press is the leading supplier of printed pharmaceutical leaflets in North America. The transaction strengthened our presence in North America and provides a platform to expand our global pharmaceutical and healthcare packaging business. We are a leading European supplier of leaflets, labels and cartons to the pharmaceutical market, and Arlington Press’s U.S. pharmaceutical customer base and manufacturing capabilities complement our existing business.

Also, in December 2005, we purchased the outstanding minority interest of our South African plastic packaging operations. This provides us with greater flexibility to strengthen our strategic position in this market.

In November 2005, we announced plans for a global cost savings program targeting combined pre-tax savings of $25 million on an annualized basis to be implemented over a two-year period. The program includes the closure or consolidation of facilities, workforce and overhead reductions, and cost savings from improvements to operating processes.

Financial information with respect to our business segments and geographic data is presented in “Note 16 — Business Segment Information” of Item 8, which is incorporated herein by reference. Information regarding our anticipated capital spending is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flows” of Item 7, which is incorporated herein by reference. See “Note 3 — Discontinued Operations” and “Note 4 — (Gain) Loss on Divestitures” of Item 8, incorporated herein by reference.

Business Strategy

Our strategy is to focus our financial, capital and human resources in the markets that are aligned with customers that have special packaging requirements and desire innovative packaging solutions. While we are not foregoing longer term strategic initiatives, our primary objective over the course of 2006 and 2007 is the successful implementation of our cost savings program. On a longer term basis, we expect to continue to pursue organic and non-organic growth opportunities in the pharmaceutical and healthcare packaging market and in selected plastic packaging markets, while looking for disciplined organic growth opportunities in our other businesses.

Chesapeake’s $25-Million Cost Savings Program

While we routinely evaluate our operations for improvement and rationalization opportunities, in 2005 this evaluation developed into a comprehensive program that we believe will significantly improve our competitive position and enhance value for our shareholders by focusing on three goals:

•
increasing our focus on business operations that are aligned with our global strategic vision and that possess what we believe are the driving forces that will enable us to achieve improved performance in the market;

•	improving our operational processes; and

•	reducing our overall company-wide cost structure.

The $25-million cost savings program was launched at the end of fiscal 2005, and in fiscal 2006 we made significant progress in the program. During fiscal 2006 we completed the closure of our Birmingham facility in the United Kingdom. We also largely completed the closure of our Bedford facility in the United Kingdom, with the only remaining matter outstanding being the completion of the sale of the land and buildings, which is expected to occur in the first half of fiscal 2007. In March 2006 we completed the sale of our plastic packaging operation in Lurgan, Northern Ireland (“Lurgan”) to a group of investors led by the existing management of the operation. The sale agreement for Lurgan made provision for the payment of additional proceeds to us upon the subsequent sale of certain real property in the operation, and the additional proceeds were recognized by us in the third quarter of fiscal 2006 upon the completion of such sale. Part of the Lurgan sale proceeds was in the form of a promissory note, which is still outstanding and has been fully provided for. In July 2006 we also completed the sale of our French luxury packaging business (“CLP”). As part of the sale we agreed to continue to provide certain shared services to CLP for a six month period. This agreement expires during the first quarter of fiscal 2007. In addition to the closures and sales we also undertook a wide range of cost cutting and efficiency measures in fiscal 2006, including overhead cost reduction programs, workforce reductions, improvements to working practices and other rationalization measures.

Since the inception of the global cost savings program we have recorded net charges for divestitures and restructuring, asset impairments and other exit costs of approximately $24.0 million, of which $7.9 million has been recorded in discontinued operations. Cash payments in relation to these program initiatives since inception of the program total approximately $21.9 million. In addition we have recovered approximately $26.7 million in cash sale proceeds on sales of operations, land and other assets under the program. Global cost savings program initiatives initiated to date, once complete, are expected to result in annualized cost savings of approximately $16 million. We are evaluating potential additional cost savings initiatives in 2007 that, combined with the cost savings initiatives initiated to date could exceed our $25 million annualized cost savings goal.

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

•
Markets where brand positioning and differentiation are important—branded products; over-the-counter pharmaceutical and healthcare. Brand leaders in these markets value our ability to provide sophisticated creative and structural designs, intricate graphic and embossed details, and value-added service enhancements. These process capabilities have led several international manufacturers of branded products to designate us as their primary paperboard packaging supplier. Many manufacturers of branded products also rely on us to create and supply the packaging for their product range extensions or geographic market expansions, which we believe will continue to generate additional growth opportunities for us.

•
Markets that have special packaging requirements—pharmaceutical and healthcare; agrochemicals and other specialty chemicals. We are a market leader in several of our target end-use markets that have special packaging requirements. In our Paperboard Packaging segment, our pharmaceutical packaging plants comply with the Pharmaceutical Supplier Code of Practice, and individual plants are accredited by their respective pharmaceutical customers, reflecting our ability to consistently satisfy the stringent quality standards of our customers. As a result of our ability to provide innovative packaging solutions (such as special features designed to prevent counterfeiting of prescription drugs and custom dose “patient packs”), together with leaflets and labels, often in multiple languages, we are one of the largest suppliers of paper-based pharmaceutical and healthcare packaging in Europe. In our Plastic Packaging segment, our proprietary process for blow molding of fluorinated HDPE barrier containers has helped us to achieve a significant position in the European market for such containers.

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

Non-organic Growth

Over the next few years, we plan to expand our network of pharmaceutical and healthcare packaging facilities and further develop our leadership position in selected plastic packaging markets. To do this, we intend to pursue acquisitions, new facilities, joint ventures or alliances involving complementary businesses in both developed and emerging markets. We believe this expansion and acquisition strategy will improve our geographic and product-line balance, satisfy our multinational customers’ desire for broad geographic coverage from their packaging supplier, and permit us to leverage two of our greatest competitive strengths — our sophisticated design and manufacturing capabilities and our long-term customer relationships.

Competitive Strengths

We believe that our competitive strengths include:

•
Sophisticated design and manufacturing capabilities. Our sophisticated structural and creative package design skills, and our experience in printing and manufacturing complex package designs, are important competitive strengths. For example, our pharmaceutical and healthcare customers rely on our ability to provide both regulatory and marketing information in attractive and functional paperboard packaging, while meeting stringent standards for quality and text integrity. To support the multifaceted needs of these customers, we have a packaging design center dedicated solely to the pharmaceutical and healthcare industries. Similarly, we are a leading European designer and supplier of creative paperboard packaging that supports the brand images of internationally recognized branded products. For these customers, our design skills and ability to print and manufacture packaging that incorporates design and construction features with intricate graphic and embossed detailing are important to successfully marketing their products. In our Plastic Packaging segment, our technical expertise and experience relating to in-line fluorinated blow-molding of HDPE barrier containers is an important competitive strength. Additionally, we have recently installed capacity to produce multilayer PET barrier preforms in South Africa. New and existing customers are looking for solutions like multilayer PET barrier bottles that will extend the shelf life of fruit juice and various carbonated beverages in Africa where temperatures are elevated and refrigeration is not widespread. Taking advantage of this niche opportunity by bringing this leading-edge technology to developing markets provides us with a competitive advantage.

•
Understanding of how our products and services impact our customers’ supply chains. In our pharmaceutical and healthcare and branded products paperboard packaging markets, we have developed a sophisticated, web-based, system solution to enable our customers to manage and optimize their packaging supply chain. This system takes customer demand information and converts it into amalgamated raw material requirements. These requirements can then be cross-checked against strategically placed inventories, increasing the speed of paperboard sourcing and reducing lead times at our factories. The system also interfaces with the paperboard making cycle data from our own approved suppliers. This type of capability positions us with our customers as more than simply a manufacturer of paperboard packaging.

•
Strong customer relationships. We have long standing customer relationships with many of the world’s largest branded products, tobacco and pharmaceutical and healthcare products companies. Our major customers include operating units of 3M Company; Diageo plc; Gallaher Group plc; GlaxoSmithKline plc; Nestlé S.A.; Pernod Ricard S.A.; Schering-Plough Corporation; Storck KG; and Syngenta AG. The average length of our relationships with our top ten customers exceeds 30 years. These long-term relationships, together with our global manufacturing footprint, enhance our competitive position.

•
Broad geographic manufacturing network including pan-European service. We supply specialty paperboard and plastic packaging products throughout the world from a strategically located network of 39 paperboard packaging facilities in Europe, North America and Asia, and seven plastic packaging facilities in Europe, Africa and Asia. Our facilities are generally located in close proximity to our largest customers. Our strategic manufacturing footprint meets our customers’ needs for reduced delivery times and flexibility in both order size and geography.

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

Folding carton packaging is used to package various consumer products such as pharmaceuticals, personal care products, cosmetics, tobacco products, confectioneries, alcoholic drinks and food products. Folding cartons do not include corrugated “brown boxes,” which are typically used for shipping and transportation of products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product at retail. As printing technologies have continued to improve, the marketing function of folding cartons has become increasingly important as consumer products companies rely more heavily on the retail promotional value of product packaging.

Folding cartons are made from several grades of paperboard, including folding boxboard. The paperboard used in folding cartons must meet specific quality and technical standards for: bending, creasing, scoring and folding without breaking or cracking; stiffness and resistance to bulging; ink absorption; and surface smoothness for printing, embossing or laminating. Historically, folding boxboard has been one of the paperboard grades used most frequently by the folding carton industry because of its superior strength and appearance and because it provides one of the best surfaces for high-quality printing. The paperboard used in folding cartons is typically die-cut, printed and shipped flat from folding carton plants to manufacturer customers, where the cartons are then erected and filled on production lines.

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

We continue to consolidate the sales, marketing and administrative functions of many of these businesses, which has resulted in reduced overhead, purchasing synergies and a more effective sales and marketing effort. We continue to evaluate our manufacturing capacity in light of our customers’ demands and growth strategies and expect to continue to rationalize manufacturing facilities in this segment by closing redundant or underutilized facilities. See “Note 6 — Restructuring Charges” of Item 8, incorporated herein by reference.

Products and Markets

We specialize in the design and production of folding cartons, spirally wound composite tubes, printed leaflets, labels and other paper and paperboard packaging products. We focus on specific end-use markets where our multinational customers demand creative packaging designs and desire a broad geographic presence from their packaging supplier. We compete in the high end of these markets, where value-added services and creative packaging solutions are required by our customers.

Our primary end-use markets are:

•	pharmaceutical and healthcare;

•	branded products, such as alcoholic drinks, confectioneries and foods; and

•	tobacco products.

Pharmaceutical and Healthcare. We are a leading supplier of pharmaceutical and healthcare paperboard packaging in Europe and a leading supplier of leaflets to the pharmaceutical market in North America. Our network of 22 dedicated pharmaceutical and healthcare packaging plants in nine European countries, four plants in the United States and one plant in Asia offer broad-based manufacturing and distribution of folding cartons, labels and leaflets for a wide range of products, including: prescription medicines; over-the-counter medicines; healthcare products, such as vitamins and contact lens solutions; quasi-medicinal products, such as cold cures; and toiletries, such as toothpaste, bath foam, shower gel, shaving foam, deodorants, soaps and fragrances. In this sector, manufacturers utilize a variety of packaging materials, many of which incorporate folding cartons, leaflets and labels in a complete package for retail sale. For example, pills may be packaged in blister packs or in glass or plastic bottles, which may be placed with a leaflet in a folding carton, while toothpaste may be packaged in a collapsible tube inside a folding carton.

Pharmaceutical manufacturers are increasingly demanding more comprehensive design services, reduced delivery times, more flexibility in order size and broader geographic coverage from their packaging suppliers. Historically, we have responded to these trends by providing pan-European service through a network of dedicated pharmaceutical and healthcare packaging plants, many of which are located in close proximity to their principal customers. Our acquisition in 2005 of Arlington Press, the leading supplier of printed pharmaceutical leaflets in North America, and construction of a state-of-the-art pharmaceutical and healthcare paperboard packaging facility in China demonstrate our commitment to our customers’ packaging needs on a global scale.

We believe that we have substantial competitive strengths in our target pharmaceutical and healthcare markets. Our ability to satisfy stringent quality standards and to offer a single-source global solution for pharmaceutical packaging, as well as leaflets and labels, should be increasingly attractive to drug companies. We believe our ability to satisfy all of the folding carton, leaflet and label needs of our pharmaceutical customers will also become increasingly important as governmental agencies in Europe and the United States require increasing amounts of information on leaflets and labels in multiple languages. In addition, our design and manufacturing capabilities and experience should assist pharmaceutical companies in responding to requirements that consumer-friendly packaging, such as custom dose “patient packs,” be used for pharmaceutical products.

We work closely with drug manufacturers to design special packaging features to prevent counterfeiting of prescription drugs and have a design studio dedicated to the pharmaceutical and healthcare packaging market. Our experience in designing high-graphic content packaging for branded products provides us with a competitive advantage when we work with drug manufacturers to design new packaging for prescription drugs that are moving “off patent” to the over-the-counter market.

Pharmaceutical packaging is produced on segregated production lines under strict security because of the possibility of serious damage to health if pharmaceutical products are contaminated or incorrectly labeled. A majority of our pharmaceutical packaging facilities have ISO 9000 Series quality certification and, where appropriate, comply with PS9000 (Pharmaceutical Packaging Materials).

Growth in the pharmaceutical and healthcare packaging market is primarily driven by new product launches, an increasing use of lifestyle drugs, such as Viagra® and Botox®, an aging population and an increased focus on total patient costs which are increasing government budgets for home delivery of drugs. Growth is also influenced by legislation regarding more extensive patient information (such as leaflets and labels and anti-counterfeiting measures), increased over-the-counter drug sales, more pre-packaged dispensing and an increase in the variety of available drugs.

Products of our pharmaceutical and healthcare division are distributed to the manufacturing plants of our customers, for ultimate sale throughout the world. Our principal pharmaceutical and healthcare customers include operating units of GlaxoSmithKline plc; Organon International; Reckitt Benckiser plc; Schering-Plough Corporation; and 3M Company.

Branded Products. We are a leading European supplier, based on sales, of the creative paperboard packaging desired by multinational, branded consumer products companies in end-use markets such as alcoholic drinks, confectioneries and foods. Brand leaders for these products value our ability to provide sophisticated creative and structural design, intricate graphic and embossed detail, and value-added service enhancements to differentiate and position their products for retail sale at particular price points. Our customers frequently use packaging to emphasize a high-quality brand image, to attract retail customers and to protect against counterfeiting. In addition, increasing competition between premium brands results in our customers utilizing new designs, offering a broader range of products and package sizes within brands, and revamping packaging to appeal to local consumer preferences.

The categories of branded products for which we design and manufacture paperboard packaging include:

•
Alcoholic Drinks—We are the leading supplier of paperboard packaging to alcoholic drink manufacturers in Europe. Our packaging products for the drinks sector include folding cartons, spirally wound composite tubes, and self-adhesive or wet applied labels, and are generally complex, higher-value-added products involving special finishes such as gold blocking and embossing. Our competitive strengths in this market include our experience in designing and manufacturing high graphic content packaging with a broad range of finishes and effects, and our one-stop shop approach to supplying labels to complement the principal packaging application. Our principal alcoholic drink customers include operating units of Diageo plc, William Grant & Sons Inc. and Pernod Ricard SA. Products for which we manufacture and design packaging include international brands such as Johnnie Walker™, J&B®, Chivas Regal®, Ballentine’s®, Glenfiddich®, Beefeater® Gin and Baileys®. These products are distributed by our customers to global retail markets.

•
Confectioneries—We are the leading supplier of paperboard packaging to the European confectioneries industry. A key feature of this market is the demand for innovative packaging designs for year-end holiday and Easter products. Our competitive strengths in this market include internationally recognized creative and structural design resources and process controls designed to prevent taint and odor problems that could affect confectionery products. Our principal confectioneries customers include operating units of Nestlé S.A.; Storck KG; Mars, Incorporated; Cadbury Schweppes plc; and Kraft Foods Inc., for their brands which include After Eight®, Mars® Celebrations® and Cadbury’s® Milk Tray®. These products are distributed by our customers primarily to European retail markets and, more recently, in the United States.

Tobacco Products. We are one of Europe’s leading suppliers of paperboard packaging for the tobacco industry, including offset and gravure cartons, carton outers, printed paper and film, and inner frame board. Our customers, including operating units of British American Tobacco plc, Gallaher Group plc, and Altadis, S.A., use our packaging for brands that are manufactured in Europe for sale locally and to global export markets. Our competitive strengths for tobacco packaging include our skill in using computer aided design equipment, which facilitates the insertion of required government health warnings within the pack design, and in-line high speed gravure printing, embossing and gold leaf processes. Brands which use our packaging include 555 State Express®, Benson & Hedges® and Silk Cut®. Product packaging has become one of the leading promotional vehicles for tobacco products because of stringent limitations on other forms of marketing tobacco products in many countries.

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

We work closely with customers to develop new packaging and to refine existing packaging designs. This involves working with external design agencies employed by customers and using our in-house technical and design capabilities. Our packaging design centers are also used by our customers to develop and test innovative packaging designs and graphics. Elements of the design are usually retained electronically and updated as required, enabling design work to be undertaken at the factory and subsequently reviewed at the customer’s location. We have also established an electronic network for design data interchange between our factories and with certain customers. The availability of sophisticated in-house design services enhances our high quality image and improves our response time to customer requests, particularly for new product launches.

Our manufacturing facilities are equipped with multi-color sheet and/or web fed printing presses which, depending on the needs of the specific plant, may include gravure, lithographic, flexographic and digital printing. In addition, we utilize digital pre-press processes, including direct-to-plate graphic work, which eliminate the need for film in the printing process. This facilitates the transmission of graphics throughout all of our locations to better serve our multinational customers. Other equipment includes plate making equipment, gold blocking machines, diecutters/embossers, folders and gluers.

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

Meeting customers’ increasingly complex requirements and technical specifications requires a strong commitment to quality and attention to detail. We use statistical process control techniques to identify key areas for improvement, including the reduction of waste and down time.

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

Most of our raw materials are readily available from various suppliers at competitive market prices. Raw material prices are generally negotiated centrally, but individual factories can enter into further negotiations and sometimes achieve better prices on specific contracts. This strategy is designed to strengthen our overall purchasing power, while enabling each factory to retain a sufficient degree of autonomy in its purchasing decisions to take advantage of better spot pricing offered by suppliers. We endeavor to have our customer contracts include provisions for passing through increased raw materials costs by associating pricing increases with a raw materials index. In 2006 we launched an initiative, known as Agile Material Sourcing, which offers our customers more flexibility in the way they order cartons. The approach aims to improve supply chain performance for our customers by reducing lead-times and removing risk and volatility from the carton supply process.

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

Non-durable goods industries consume the majority of plastic packaging products, with beverages and food being the largest markets. Other important packaging markets include pharmaceutical and healthcare products, personal care items and chemical products. Factors which influence plastic packaging demand include consumer spending, population growth, technological advancements in packaging materials, environmental and regulatory concerns, international trade patterns and packaging product development. The popularity of smaller sized bottles in markets ranging from soft drinks to healthcare products has also generated volume growth.

We manufacture products from HDPE and PET resins. HDPE is heavily used for milk, chilled juice, closures and specialty chemical packaging because of the resin’s processing ease, moderate cost and suitable barrier properties. PET dominates soft drink and mineral water applications because of its clarity, barrier characteristics, availability in multiple sizes, design flexibility, competitive pricing and ability to be resealed. PET is also used for smaller sized agrochemical bottles. Markets for HDPE bottles and containers are relatively mature, with the products having already supplanted most competing packaging materials in applicable consumer applications. PET bottles are expected to continue to supplant glass bottles and aluminum cans in soft drink and water markets. As a result, PET is expected to exhibit faster growth based on the above-average growth prospects for the various applications in which the resin is used. The primary manufacturing process is blow molding.

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

Agrochemicals and Other Specialty Chemicals. We design and manufacture HDPE conventional and fluorinated barrier containers and closures for niche agrochemicals and other specialty chemicals markets, such as food flavorings, beverage concentrates and industrial solvents, primarily in Europe and China. Within these markets, approximately 44% of our sales are generated by products that utilize our proprietary in-line fluorinated blow-molding process. This process improves the barrier characteristics of a container by adding a protective coating to the interior wall that shields the plastic from the effects of corrosive fluids. We believe that our technical expertise and experience in using the fluorinated blow-molding process is an important competitive strength in this market. Additionally, we design and manufacture PET bottles for the agrochemicals market. HDPE products of our agrochemicals and other specialty chemicals division are manufactured at three plants located in three countries, and are distributed throughout Europe and Asia to the manufacturing plants of our customers, for ultimate sale around the world. Our HDPE plant in mainland China is a joint venture with Canada Rotam International Company Limited, in which we own a 50% interest. Our principal customers for agrochemicals and other specialty chemicals packaging include operating units of Syngenta AG and Dow AgroSciences LLC.

Food and Beverages. We are a leading supplier of plastic beverage packaging in Ireland and South Africa. We design and manufacture blow molded PET plastic bottles and preforms for soft drink and mineral water plants in sub-Saharan Africa and the Indian Ocean Region. We are a leading supplier of PET soft drink bottles in South Africa and have recently installed capacity to produce the first multilayer PET barrier preforms in sub-Saharan Africa. We are also the leading supplier of HDPE milk bottles in Ireland. We expect that the market for plastic beverage containers will continue to grow, as: dairies continue to shift from glass and paper to HDPE packaging for milk products; beverage manufacturers shift from glass bottles and aluminum cans to PET plastic bottles for soft drinks and water; and consumption of those beverages increases. Our principal beverage customers are operating units of The Coca-Cola Company; PepsiCo Inc.; Ekhamanzi Springs (Pty) Ltd; and Dale Farm Ltd.

We also design and manufacture HDPE plastic bottles for pharmaceutical and healthcare markets, primarily at our plant in Cavan, Ireland. We work closely with our customers to design innovative packaging solutions that enhance manufacturing efficiency while also improving brand identity. We emphasize our ability to provide plastic packaging, together with folding cartons, leaflets and labels manufactured by our Paperboard Packaging segment, to deliver supply-chain synergies to our pharmaceutical and healthcare customers. Our principal pharmaceutical and healthcare customers for our Plastic Packaging segment include operating units of Hospira, Inc. and Stiefel Laboratories, Inc.

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

PET conversion from raw plastic resin is carried out in our plants in South Africa, France and Mauritius. PET is injection molded to create preforms that are subsequently blow molded into bottles, either in our manufacturing facilities or at our customers’ plants. PET granules are heated and then forced into a mold that forms the preform to the required shape. Preforms are then stored before being converted to bottles.

Conversion of the preforms into bottles takes place at our plants in South Africa, France and China. Preforms are loaded into the blow-molding machine and heated individually using infra-red lamps. Precise control of these lamps enables the wall thickness in the bottle to be accurately controlled. Heated preforms are placed into a blow mold and simultaneously blown with high-pressure air and stretched with a mechanical rod to create the desired bottle.

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

We have longstanding trading relationships with many of our larger plastic packaging customers but, as is typical in this industry, we generally do not enter into long-term fixed-quantity supply agreements. Instead, we have agreements or letters of intent in place with many of our larger customers that specify the terms of trade and service requirements for the period of the arrangement, some of which award sole or majority supply for specific classes of packaging products for the customer, but only to the extent the customer requires such products. These supply arrangements are generally awarded by the larger packaging customers through a tender process in which the customer solicits bids from several potential suppliers and selects the winning bid based on several factors, including price and service. We regularly submit bids for new business or renewal of existing business.

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

Major paperboard packaging competitors include operating units of Akerlund & Rausing; Algroup; Amcor Limited; Mayr-Melnhof Karton AG; Nampak Ltd.; Van Genechten Packaging; Cardinal Health, Inc.; and MeadWestvaco Corporation. In addition, in response to customer demand for pan-European sources of supply in pharmaceutical and healthcare markets, some smaller producers have also entered into pan-European trading alliances. Examples of such alliances include Copapharm Europe (an alliance of British, German, Spanish, French, Italian and Swiss carton manufacturers which supplies folding cartons to the European pharmaceutical industry) and Pharmapact (an alliance of British, German, French and Italian multi-product manufacturers which supplies folding cartons, microflute corrugated board, labels, leaflets and specialized systems to the European pharmaceutical industry).

Major plastic packaging competitors include operating units of Constar International, Inc.; Huhtamaki Van Leer; Nampak Ltd.; RPC Group Plc; Amcor Limited; and Paradigm Packaging.

Customers

We have many customers that buy our products and we are not dependent on any single customer, or group of customers, in any of our business segments. No single customer represents more than 10% of our total net sales. Longstanding relationships exist with many customers who place orders on a continuing basis, and we regularly submit bids to customers for new business or renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. Because of the nature of our businesses, order backlogs are not large.

Employees

During 2006 we employed an average of 5,746 employees, and at December 31, 2006, we had 5,553 employees. Some of our employees are represented by various trade unions or workers’ councils in each of the countries in which we operate. We believe that our relations with our employees are generally good, however at our Newcastle plant in the United Kingdom we have an unresolved terms and conditions negotiation with the trade union representing our employees, which is resulting in minor work interruptions. The unresolved issue relates to the introduction of flexible working practices, which are already in place in other of our factories. These practices are intended to increase our flexibility to respond to variations in customer demand and, if introduced, would help to improve the competitiveness of the factory and so secure its future in what is a highly competitive market place.

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks and confectioneries, that are seasonal in nature. As a result, our Paperboard Packaging segment earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year. Our Plastic Packaging segment’s markets include beverage and agrochemical markets in the southern hemisphere, and agrochemical markets in the northern hemisphere, that are seasonal in nature. As a result, our Plastic Packaging segment earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

Research and Development

We conduct continuing technical research and development projects relating to new products and improvements of existing products and processes. Expenditures for research and development activities are not material.

Trademarks and Intellectual Property

We believe that our success depends, in part, on maintaining and enhancing our proprietary technical expertise. As a standard practice, we obtain legal protections we believe are appropriate for our intellectual property, but legally protected intellectual property rights are not material for our business. We are not aware of any legal proceedings that have been brought against us for infringement of a patent or trademark.

Compliance with Environmental Regulations

The subsidiary that comprised our former Tissue segment has been identified by the U.S. federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and remediation and restoration liability in the Fox River and Green Bay System in Wisconsin. In connection with the disposition of the assets of that subsidiary, we retained liability for, and the third party indemnity rights associated with, discharges of polychlorinatedbiphenyls (commonly referred to as “PCBs”) and other hazardous materials in the Fox River and Green Bay System. We and other potentially responsible parties are currently engaged in the investigation and remediation of this location. Given the many uncertainties associated with the nature and scope of the remediation effort that will ultimately be required, and uncertainties associated with the possible recovery of the cost of such efforts from third parties, we cannot assure you that the ultimate costs related to this site will not have a material adverse affect on our results. (See “Note 15 — Commitments and Contingencies” of Item 8, incorporated herein by reference.)

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

Because our common stock is listed on the New York Stock Exchange ("NYSE"), our chief executive officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 3, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

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

We are a holding company and are dependent upon interest income and loans from our subsidiaries to meet our debt service obligations and pay dividends on our common stock.

We are a United States holding company and conduct all of our operations through our subsidiaries, most of which are located in other countries. Our ability to meet our debt service obligations and pay dividends on our common stock will therefore be dependent on receipt of interest income and loans or repayment of loans from our direct and indirect subsidiaries. Subject to the restrictions contained in the indentures governing our senior subordinated notes, future borrowings by our subsidiaries may contain restrictions or prohibitions on the payment of interest income and loans or repayment of loans by our subsidiaries to us. In particular, there are significant tax and other legal restrictions on the ability of non-U.S. subsidiaries to remit money to us. As a result, our subsidiaries may not be able to pay interest income and loans or repayment of loans to us. If they do not, we may not be able to make debt service payments or pay dividends on our common stock.

Risks Related to Our Business

Our business and financial performance may be harmed by future increases in raw material costs.

The primary raw material for our Paperboard Packaging segment is paperboard, which is converted to make the walls of the packaging unit. The primary raw materials for our Plastic Packaging segment are raw PET and HDPE plastic resins, which are converted to form plastic preforms, bottles, containers and closures. The primary raw materials used in our business are commodities that are subject to cyclical price fluctuations, which could harm our business. The cyclical nature of paperboard, HDPE and PET pricing presents a potential risk to our profit margins because we may not be able to immediately pass through price increases to our customers. Moreover, an increase in the selling prices for the products we produce resulting from a pass-through of increased raw materials costs could reduce the volume of units we sell and decrease our revenues.

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

In November 2005, we announced plans for a global cost savings program targeting pre-tax savings of $25 million on an annualized basis. The program includes the closure or consolidation of several facilities, broad-based workforce and overhead reductions, as well as cost savings from improvements to operating processes. The cost of the program is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to sales of related real estate and assets. Full implementation is expected by the end of 2007. Projected costs and savings associated with the $25-million cost savings program are subject to a variety of risks, including:

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

•      we may lose skilled employees in connection with the initiatives; and

•	projected savings, including proceeds from sales of related real estate and other assets, contemplated under this program may fall short of estimated targets.

If we are unable to effectively implement the $25-million cost savings program, our revenues, financial position and profitability will be adversely affected.

Our business may suffer from risks related to potential future acquisitions.

The operations of our company have substantially changed over the last nine years through the divestiture of our commodity paper products, forest products and corrugated packaging businesses and the acquisition of our existing specialty packaging operations. Substantially all of our existing specialty packaging operations were acquired through a series of acquisitions. As part of our business strategy, over the next few years, we may expand our network of packaging facilities, which is now located primarily in Europe, through acquisitions, new facilities, joint ventures or alliances involving complementary business in both developed and emerging markets. We cannot assure you that we will be able to successfully integrate any future acquisitions, which could adversely impact our long-term competitiveness and profitability.

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

•
Future acquisitions could cause a reduction of our reported earnings per share because of the issuance of additional securities or debt, increased interest costs, goodwill write-offs and increased income tax rates.

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

Demand for our specialty packaging products in the principal end-use markets we serve is primarily driven by consumer consumption of the products sold in the packages we produce, which is often affected by general economic conditions. The primary end-use markets for our Paperboard Packaging segment are pharmaceutical and healthcare, branded products (such as alcoholic drinks, confectioneries and foods), and tobacco products, while the primary end-use markets for our Plastic Packaging segment are agrochemicals and other specialty chemicals, and food and beverages. Downturns in these sectors could result in decreased demand for our products. In particular, our business may be adversely affected during periods of economic weakness by the general softness in these consumer markets. Our results could be adversely affected if economic conditions weaken. These conditions are beyond our ability to control and have had, and may continue to have, a significant impact on our sales and results of operations.

 We may be adversely affected by seasonal sales cycles.

Demand for goods in several of our target end-use markets, especially alcoholic drinks and confectioneries is typically strongest during the first and fourth fiscal quarters due to the increase in orders placed in preparation for the year-end holiday and Easter shopping seasons. Demand for our paperboard packaging products from customers in these end-use markets is therefore typically strongest during our third and fourth fiscal quarters. We generally ship a majority of our paperboard packaging products to customers in these end-use markets in the third and fourth fiscal quarters. If these customers anticipate soft year-end holiday or Easter sales, this may result in reduced sales of our paperboard packaging products, which could have an adverse effect on our results of operations for that year. Our borrowing needs are greatest in the first and second fiscal quarters due to reduced seasonal cash flow from our business. We typically generate nearly all of our cash from operating activities in the second half of our fiscal year, and use cash in operating activities during the first half of the year as a result of our working capital needs.

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

    •  expropriation of assets, including bank accounts, intellectual property and physical assets, by non-U.S. governments

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

Compliance with the environmental and the health and safety requirements of international, non-U.S. and U.S. federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We have a policy of assessing real property for environmental risks prior to purchase. We regularly make capital and operating expenditures to stay in compliance with environmental laws. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Despite these compliance efforts, the risk of environmental liability, including the possible imposition of fines and penalties stemming from non-compliance with environmental laws, permits or licenses, is part of the nature of our business. We cannot assure you that environmental liabilities, including compliance and remediation costs, will not have a material adverse effect on us in the future. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies; additional information or facts surfacing with respect to existing investigations or the identification of as yet unknown contamination; further investigation of the potential health hazards of certain products or business activities; or the adoption of new laws, regulations or permitting requirements.

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

The Virginia Stock Corporation Act, our articles of incorporation and our bylaws contain various provisions that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Among other things, these provisions:

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

The ultimate resolution of the Internal Revenue Service’s proposed adjustments relating to our tax treatment of our disposition of assets of Wisconsin Tissue Mills Inc. could have a material adverse effect on our financial condition or results of operations.

The Internal Revenue Service (“IRS”) has proposed Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WTM I Company, to a joint venture with Georgia-Pacific Corporation. The IRS issued a Notice of Deficiency based on those adjustments on May 25, 2006. Taking into account correlative adjustments to the Corporation’s tax liability in other years, the amount in dispute, including interest through December 31, 2006, is approximately $32 million.

We intend to defend our position vigorously with respect to the asserted deficiency. We have estimated our maximum potential exposure with respect to the matter to be approximately $32 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operation.

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

Paperboard Packaging
Belgium: Bornem, Brussels, Gent
England: Bedford***, Bourne, Bradford (2), Bristol*, Greenford*, Leicester, Loughborough*, Newcastle, Nottingham, Portsmouth*, Tewkesbury*, Thatcham*
France: Angoulême, Lisses, St. Pierre des Corps, Ussel
Germany: Bremen, Bünde, Düren, Frankfurt, Melle, Stuttgart
Netherlands: Oss
Northern Ireland: Belfast
People’s Republic of China: Kunshan*****
Republic of Ireland: Dublin*, Limerick, Westport
Scotland: Bellshill*, East Kilbride, Glasgow*
Spain: Madrid*
United States: Brooklyn, NY*; Lake Success, NY*; Lexington, NC; Raleigh, NC*
Wales: Wrexham*

Plastic Packaging
England: Crewe
France: St. Etienne
Mauritius: Port Louis*
People’s Republic of China: Kunshan**
Republic of Ireland: Cavan
South Africa: Harrismith*, Cape Town*

Corporate Headquarters
England: Amersham****
United States: Richmond, VA*

*          Leased facility.
**        Facility owned by a joint venture in which we own a 50% interest.
***     Facility owned at December 31, 2006, but sale expected to close in the first half of 2007.
****   Two buildings, one of which is leased.
***** Leased facility under construction.

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

None.

Item X. Executive Officers of the Registrant

The name and age of each executive officer of the Company as of March 2, 2007, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Andrew J. Kohut (48)
President & Chief Executive Officer since November 2005
President (January 2005-November 2005)
Executive Vice President & Chief Financial Officer (2001-2004)

J. P. Causey Jr. (63)
Executive Vice President, Secretary & General Counsel since 2001

Neil Rylance (50)
Executive Vice President - European Packaging since 2005
Senior Vice President (2003-2005)
Director - Healthcare (2003)
Director - International and Branded Products (2000 - 2003)

Joel K. Mostrom (50)
Senior Vice President & Chief Financial Officer since 2005
Vice President & Treasurer (2002-2004)
Vice President - Investor Relations (2000 - 2002)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “CSK”. As of February 28, 2007, there were 4,236 holders of record of the Company’s common stock. The following table sets forth the high and low closing prices per share for our common stock and dividend per share information for the last two years:

	Market Price
	High	Low	Dividends Declared
2006
First quarter	$17.27	$13.08	$0.22
Second quarter	16.48	13.13	0.22
Third quarter	16.78	12.94	—
Fourth quarter	17.50	13.72	0.44
2005
First quarter	$27.40	$20.07	$0.22
Second quarter	22.30	18.81	0.22
Third quarter	22.88	17.69	0.22
Fourth quarter	21.06	16.13	0.22

Cash dividends have been paid on our common stock each year since 1933. However, the payment of future dividends, and the amount thereof, will depend upon our future earnings, financial condition, capital needs and other factors deemed relevant by our Board of Directors, and will be subject to restrictions and limitations contained in our indentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of Item 7.

    The following table provides information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,399,573	$26.93	5,021,123
Equity compensation plans not approved by security holders	—	—	—
Total	1,399,573	$26.93	5,021,123

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

Five-Year Comparative Record

(dollar amounts in millions, except per share data)	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)
Operating Results
Net sales	$995.4	$1,009.2	$997.9	$850.4	$755.6
(Loss) income from continuing operations	(32.4)	(306.7)	16.2	24.1	13.9
Discontinued operations	(7.2)	(7.6)	(4.5)	2.8	8.0
Net (loss) income	(39.6)	(314.3)	11.7	26.9	21.9
Cash dividends declared on common stock	17.3	17.1	17.0	13.4	13.3
Net cash provided by operating activities	21.7	44.6	93.1	80.0	51.1
Common Stock
Number of stockholders of record at year-end	4,304	4,422	4,553	4,744	4,913
Shares outstanding at year-end (in millions)	19.8	19.6	19.6	15.3	15.2
Per share
Basic earnings from continuing operations	$(1.67)	$(15.81)	$0.88	$1.59	$0.92
Basic earnings	(2.04)	(16.20)	0.63	1.77	1.45
Diluted earnings from continuing operations	(1.67)	(15.81)	0.88	1.59	0.91
Diluted earnings	(2.04)	(16.20)	0.63	1.77	1.44
Dividends declared	0.88	0.88	0.88	0.88	0.88
Year-end stockholders’ equity	11.80	15.07	36.34	37.26	31.36
Financial Position at Year-end
Working capital	$31.9	$8.8	$21.3	$62.9	$83.0
Property, plant and equipment, net	354.1	372.0	427.2	431.6	376.4
Total assets	1,114.8	1,123.0	1,557.0	1,492.8	1,352.9
Debt	467.8	432.9	428.9	486.9	491.4
Stockholders’ equity	233.7	295.3	712.2	570.1	476.6
Total capital	701.5	728.2	1,141.1	1,057.0	968.0
Percent of debt
To total capital	66.7%	59.4%	37.6%	46.1%	50.8%
To stockholders’ equity	200.2	146.6	60.2	85.4	103.1
Additional Data
Number of employees at year-end	5,553	6,129	5,988	5,875	5,835

Notes to Five-Year Comparative Record:
(1) Continuing operations included an after-tax goodwill impairment charge of $14.3 million, after-tax restructuring charges of $27.4 million, an after-tax gain on divestitures of $2.9 million and an after-tax loss on extinguishment of debt of $0.6 million. Continuing operations also included an income tax benefit of $5.7 million as a result of management’s reassessment of the Company’s deferred tax assets in France following the sale of CLP and the favorable settlements of income tax contingencies with income tax authorities.
(2) Continuing operations included an after-tax goodwill impairment charge of $311.7 million, after-tax restructuring charges of $8.7 million, an after-tax loss on divestitures of $2.8 million, an after-tax loss on extinguishment of debt of $0.5 million, and an income tax benefit of $1.9 million related to the resolution of income tax contingencies.
(3) Continuing operations included an after-tax loss on extinguishment of debt of $6.2 million and a $3.3 million tax benefit related to favorable settlements of U.S. and U.K. tax return audits.
(4) Continuing operations included an after-tax gain on the settlement of environmental indemnity obligations of $7.7 million.
(5) Continuing operations included an after-tax restructuring charge of $1.8 million.

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

Chesapeake has two reportable business segments:

Paperboard Packaging

The Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products. Our primary end-use markets are pharmaceutical and healthcare, branded products (such as alcoholic drinks, confectioneries and foods), and tobacco.

Plastic Packaging

The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets are agrochemicals and other specialty chemicals, and food and beverages.

Summary of 2006

We had improved operating profits in many of our end-use markets during 2006, and we also made good progress in the implementation of our cost savings program. Our operating income for 2006 was $0.3 million, and included goodwill impairments, gains or losses on divestitures and restructuring expenses, asset impairments and other exit costs of $44.6 million. Our operating loss for 2005 was $277.8 million, and included goodwill impairments, gains or losses on divestitures and restructuring expenses, asset impairments and other exit costs of $325.5 million. 2006 also included increased pension expense of $7.8 million and increased energy costs of $2.5 million.

Operating income in the Paperboard Packaging segment was down compared to 2005, largely due to increased pension expense and energy costs. Operating income was also down as a result of reduced sales in tobacco packaging. Within branded products packaging we experienced strong sales of German confectionery packaging, while sales of UK confectionery and food packaging were down from the 2005 levels. Sales of alcoholic drinks packaging were also down from the strong 2005 performance. Improved operating income in pharmaceutical and healthcare packaging partially offset the declines.

The Plastic Packaging segment experienced strong demand and improved results in the specialty chemical packaging market and the Irish dairy market, partly offset by lower operating income as a result of volume declines in South Africa.

Significant progress has been made to date on the implementation of our cost savings program. We have closed three plants, sold two operations and implemented general workforce and overhead reduction programs. These combined actions resulted in approximately 600 fewer employees, a 10 percent decrease in workforce with no substantial change in sales. During 2006 we recorded net charges for divestitures and restructuring, asset impairments and other exit costs of approximately $10.9 million, of which $5.5 million are included in discontinued operations. During 2006 we made cash payments related to program initiatives of approximately $16.3 million, but we also recovered approximately $26.7 million in cash proceeds for operations and other assets divested under this program.

Review of Consolidated Results of Operations

The following consolidated results from continuing operations highlight major year-to-year changes in our consolidated statements of income. More detail regarding these changes is found under the caption “—Review of Segment Results” and information regarding discontinued operations is found under the caption “--—Discontinued Operations.” All per share amounts included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented on a diluted basis.

The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and require management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures (see discussion of Critical Accounting Policies). Actual results could differ from these estimates.

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal years 2006 and 2005 each contain 52 weeks, and fiscal year 2004 contains 53 weeks.

Segment operating income excludes any goodwill impairment charges, restructuring expenses, asset impairments and other exit costs and gains (losses) on divestitures. Excluding these amounts from our calculation of segment operating income is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance. Segment operating income is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP. Our definition of segment operating income is not necessarily comparable to similarly titled measures for other companies.

2006 vs. 2005

Net sales: Chesapeake’s 2006 net sales of $995.4 million were down $13.8 million, or 1.4 percent, compared to net sales in 2005 of $1,009.2 million. Changes in foreign currency exchange rates increased net sales by $4.1 million. The decrease in sales was primarily due to a decrease in sales in the Plastic Packaging segment resulting from the sale of our plastic packaging operation in Northern Ireland in the first quarter of 2006. Sales in the Paperboard Packaging segment increased over 2005 as a result of our acquisition of Arlington Press in the third quarter of 2005. That increase in sales was largely offset by lower sales of tobacco and branded products packaging.

Gross margin: Gross margin, which is defined as net sales less cost of products sold, was $175.3 million in 2006, compared to $181.4 million in 2005. Gross margin as a percentage of net sales for 2006 decreased from 18.0 percent in 2005 to 17.6 percent in 2006.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses as a percentage of net sales were 13.5 percent in 2006 compared to 13.4 percent in 2005. Increased pension expenses were partially offset by cost savings initiatives undertaken as part of our $25-million global cost savings program.

Goodwill impairment charge: In 2006, we recorded a non-cash charge of $14.3 million ($14.3 million after tax), or $0.74 per share, related to impairment of goodwill in the tobacco reporting unit of the Paperboard Packaging segment. The impairment resulted from a change in our expectation of a further decline in tobacco packaging sales. In 2005, as a result of competitive economic conditions affecting the paperboard packaging markets and changes in our profile relative to market capitalization and risks associated with the extent and timing of savings anticipated under our $25-million global cost savings program, we recorded a non-cash charge of $312.0 million ($311.7 million after tax) related to the impairment of goodwill within the reporting units of our Paperboard Packaging segment. We do not expect the impairment charges to affect compliance with covenants under our borrowing agreements.

Restructuring expenses, asset impairments and other exit costs: In 2006, we recorded losses of $33.4 million ($27.4 million after tax) for restructuring expenses, asset impairments and other exit costs. This included an asset impairment charge of $24.9 million ($21.1 million after tax) related to the tobacco reporting unit of the paperboard packaging segment. The remaining expenses of $8.5 million ($6.3 million after tax) related to our $25-million global cost savings program. In 2005, we recorded losses of $10.7 million ($8.7 million after tax) for restructuring expenses and other exit costs primarily related to our costs savings program. The charges related to our cost savings program included the closure of our facilities in Birmingham, England in 2005 and Bedford, England in 2006, as well as other employee-related expenses for workforce reductions in both years. More detail regarding these charges is found under the caption “—Chesapeake’s $25-Million Cost Savings Program.”

Gains/Losses on divestitures: In 2006, we recorded a net gain on divestitures of $3.1 million ($2.9 million after tax) resulting from the sale of our plastic packaging operation in Northern Ireland. In 2005, we recorded a net loss of $2.8 million ($2.8 million after tax) related to the write-down and subsequent settlement of promissory notes received in connection with the 2001 divestiture of Consumer Promotions International, Inc. ("CPI"), a component of our former Merchandising and Specialty Packaging segment resulting from a change in our estimate as to the recovery of these notes.

Other income, net: Other income, net was $3.7 million for 2006 compared to $1.5 million for 2005, and primarily includes gain/loss on sale of fixed assets.

Operating income (loss): Operating income was $0.3 million for 2006 compared to an operating loss of $277.8 million for 2005. The increase in operating income in 2006 was primarily due to the net impact of the goodwill impairment charges, losses on divestitures, and restructuring expenses, asset impairments and other exit costs discussed above. Changes in foreign currency exchange rates did not have a significant effect on operating income for 2006. More detail regarding segment operating income is found under the caption “—Review of Segment Results.”

Interest expense, net: Net interest expense for 2006 was $39.8 million, compared to net interest expense of $32.8 million for 2005. The increase in net interest expense in 2006 was primarily due to higher residual borrowing levels during 2006 resulting from the funding of the Arlington Press acquisition in the latter part of 2005, as well as higher average interest rates on borrowings under lines of credit during 2006. Our borrowings include amounts denominated in the local currencies of the countries in which we conduct substantial business, and serve as a partial natural hedge against currency fluctuations affecting our earnings. Changes in foreign currency exchange rates did not have a significant impact on net interest expense in 2006.

Loss on extinguishment of debt: In 2006, we recorded a pre-tax and after-tax loss of $0.6 million on the early redemption of £5.0 million principal amount of our 10.375% senior subordinated notes due 2011. In 2005, we recorded a pre-tax and after-tax loss of $0.5 million on the early redemption of £2.9 million principal amount of our 10.375% senior subordinated notes due 2011.

Tax expense: The effective income tax rate from continuing operations for 2006 was 19.2 percent compared to an effective income tax rate of approximately 1.4 percent in 2005. The comparability of our effective tax rate is affected by the goodwill impairment charges, substantially all of which are not deductible for income tax purposes, the inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions. Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with U.K. tax authorities. The 2005 results included additional benefits related to deferred income tax asset valuation allowances of $2.9 million when compared to 2006 results. We also recorded income tax benefits of approximately $3.4 million in 2006 and $1.9 million in 2005 related to the resolution of income tax contingencies.

Loss from continuing operations: The loss from continuing operations for 2006 was $32.4 million, or $1.67 per diluted share, while the loss from continuing operations for 2005 was $306.7 million, or $15.81 per diluted share.

2005 vs. 2004

Net sales: Chesapeake’s 2005 net sales of $1,009.2 million were up $11.3 million, or 1.1 percent, compared to net sales in 2004 of $997.9 million. Changes in foreign currency exchange rates decreased net sales by $2.8 million. The increase in net sales was primarily attributable to the Plastic Packaging segment, resulting from strong volumes across the food and beverage and specialty chemical packaging markets and increased sales prices due to the partial pass through of resin price increases. Within the Paperboard Packaging segment, weaker demand within certain markets of the branded products packaging division were offset by stronger sales in alcoholic drinks packaging and increased sales in the pharmaceutical and healthcare packaging market as a result of our acquisition of Arlington Press in the third quarter of 2005.

Gross margin: Gross margin was $181.4 million in 2005, compared to $178.2 million in 2004. Gross margin as a percentage of net sales for 2005 increased from 17.9 percent in 2004 to 18.0 percent in 2005.

Selling, general and administrative (“SG&A”) expenses: SG&A expenses as a percentage of net sales were 13.4 percent in 2005 compared to 12.8 percent in 2004. Increased pension expenses and costs associated with potential strategic initiatives were partially offset by lower management incentive compensation costs in 2005.

Goodwill impairment charge: As noted above, the 2005 results included a non-cash charge of $312.0 million ($311.7 million after tax) related to the impairment of goodwill within the reporting units of our Paperboard Packaging segment.

Restructuring expenses, asset impairments, and other exit costs: As noted above, the 2005 results included losses of $10.7 million ($8.7 million after tax) for restructuring expenses and other exit costs related to our $25-million global cost savings program. More detail regarding these charges is found under the caption “—Chesapeake’s $25-Million Cost Savings Program.”

Losses on divestitures: As noted above, the 2005 results included a net loss of $2.8 million ($2.8 million after tax) related to the write-down and subsequent settlement of promissory notes received in connection with the 2001 divestiture of Consumer Promotions International, Inc.

Other income, net: Other income, net was $1.5 million for 2005 compared to $8.5 million for 2004. The 2005 results primarily included a gain/loss from the sale of fixed assets while 2004 results included a $6.9 million gain from the sale of non-strategic land.

Operating income (loss): Operating income was $(277.8) million for 2005 compared to operating income of $58.9 million for 2004. The loss reported for operating income in 2005 was attributable to the goodwill impairment charge discussed above and also reflected the charges recorded for restructuring expenses, divestitures and other exit costs. Changes in foreign currency exchange rates did not have a significant effect on operating income for 2005. More detail regarding segment operating income is found under the caption “—Review of Segment Results.”

Interest expense, net: Net interest expense for 2005 was $32.8 million, compared to net interest expense of $36.7 million for 2004. The decrease in net interest expense in 2005 was due to lower average interest rates and the redemption of £40 million principal amount of 10.375% senior subordinated notes in 2004, partially offset by increased borrowing for the Arlington Press acquisition in the latter part of 2005. More detail regarding debt redemption is found under the caption “—Liquidity and Capital Resources —Financing”.

Loss on extinguishment of debt: During the third quarter of 2005, we redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011, which resulted in a loss on the extinguishment of debt of $0.5 million ($0.5 million after tax). During 2004, we recorded a loss on extinguishment of debt in the amount of $9.6 million, or $6.2 million net of income taxes. This was the result of the redemption of £40 million principal amount of 10.375% senior subordinated notes and the retirement of approximately $66.8 million principal amount of 7.2% notes pursuant to a tender offer.

Tax expense: The effective income tax rate from continuing operations for 2005 was 1.4 percent compared to an effective income tax rate of approximately (28.6) percent in 2004. The comparability of our 2005 effective tax rate with the 2004 rate is affected by the goodwill impairment charge, substantially all of which is not deductible for income tax purposes, the inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain foreign tax jurisdictions. During 2005, we recorded income tax benefits of approximately $1.9 million related to the resolution of income tax contingencies. Our income taxes for 2004 included benefits of $3.3 million related to favorable settlements with tax authorities and $0.8 million related to the reduction in the Belgian statutory income tax rate.

Income (loss) from continuing operations: Loss from continuing operations for 2005 was $306.7 million, or $15.81 per diluted share, while income from continuing operations for 2004 was $16.2 million, or $0.88 per diluted share.

Review of Segment Results

Paperboard Packaging

(dollars in millions)	2006	2005	2004

Net sales	$840.4	$827.4	$830.9
Operating income	42.9	49.8	52.7
Operating income margin %	5.1%	6.0%	6.3%

2006 vs. 2005: Net sales for 2006 were $840.4 million, an increase of $13.0 million, or 1.6 percent, over 2005. Changes in foreign currency exchange rates increased net sales by $8.3 million in 2006. The increase in net sales for the year was primarily attributable to increased pharmaceutical and healthcare sales resulting from the Arlington Press acquisition, largely offset by lower sales of tobacco and branded products packaging.

Operating income for 2006 was $42.9 million versus $49.8 million for 2005, a decrease of 13.9%. Changes in foreign currency exchange rates increased operating income by $0.6 million. The decrease in operating income was primarily due to increased pension and energy costs and reduced sales of tobacco packaging, partly offset by improved results in pharmaceutical and healthcare packaging.

2005 vs. 2004: Net sales for 2005 were $827.4 million, a decrease of $3.5 million, or 0.4 percent, over 2004. Changes in foreign currency exchange rates decreased net sales by $2.6 million in 2005. The decrease in net sales for the year was primarily attributable to weaker demand within certain markets of branded products packaging, partially offset by a strong year in alcoholic drinks packaging and increased sales within pharmaceutical and healthcare packaging resulting from the Arlington Press acquisition.

Operating income for 2005 was $49.8 million versus $52.7 million for 2004, a decrease of 5.5%. Changes in foreign currency exchange rates did not have a material effect on operating income for 2005. The decrease in operating income was principally attributable to decreased sales volumes, pricing pressure within certain of our branded products packaging markets and increased pension costs. In addition, while not a significant portion of our overall operating costs, increases in energy costs during the latter half of 2005 did have an adverse effect on our 2005 results.

Plastic Packaging

(dollars in millions)	2006	2005	2004

Net sales	$155.0	$181.8	$167.0
Operating income	17.9	15.0	21.5
Operating income margin %	11.5%	8.3%	12.9%

2006 vs. 2005: Net sales for 2006 were $155.0 million, a decrease of $26.8 million, or 14.7 percent, over 2005. Changes in foreign currency exchange rates decreased net sales by $4.2 million in 2006. The decrease in net sales primarily resulted from the sale of our plastic packaging operation in Northern Ireland in the first quarter of 2006, partly offset by increased sales prices throughout the segment resulting from the partial pass-through of higher raw material costs and increased volume.

Operating income was $17.9 million for 2006, up $2.9 million compared to 2005, an increase of 19.3%. Changes in foreign currency exchange rates decreased operating income by $0.4 million. The increase in operating income was primarily due to strong demand and improved results in the specialty chemical packaging market and the Irish dairy market, partly offset by lower operating earnings as a result of volume declines in South Africa.

2005 vs. 2004: Net sales for 2005 were $181.8 million, an increase of $14.8 million, or 8.9 percent, over 2004. Changes in foreign currency exchange rates did not have a material effect on net sales for the year. The increased net sales primarily resulted from strong volumes across the food and beverage and specialty chemical packaging markets and increased sales prices due to the partial pass through of resin price increases.

Operating income was $15.0 million for 2005, down $6.5 million compared to 2004, a decrease of 30.2%. Operating income for 2004 included a gain of $5.8 million from the sale of non-strategic land in this segment. Changes in foreign currency exchange rates did not have a material effect on operating income. Excluding the gain on sale of land mentioned above, operating income for 2005 was down 4.5 percent versus 2004. The decrease in operating income was largely due to the lag in increasing selling prices to reflect resin price increases, and was also negatively impacted by the costs incurred to investigate accounting errors identified at the facility in Crewe, England.

Chesapeake’s $25-Million Cost Savings Program

During the fourth quarter of 2005, we announced plans for a global cost savings program targeting combined pre-tax savings of $25 million on an annualized basis. While we routinely evaluate our operations for improvement and rationalization opportunities, we believe that the development of this comprehensive program will significantly improve our competitive position and enhance value for our shareholders by focusing on three goals:

•
increasing our focus on business operations that are aligned with our global strategic vision and that possess what we believe are the driving forces that will enable us to achieve improved performance in the market;

•	improving our operational processes; and

•	reducing our overall company-wide cost structure.

The scope of our restructuring program is extensive, and the cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of 2007.

Since the program’s inception, we have closed three locations and sold two operations. We have also implemented broad-based workforce reductions and general overhead cost savings initiatives throughout the company. We have recorded net charges for divestitures and restructuring, asset impairments and other exit costs of approximately $24.0 million ($7.9 million of which are included in discontinued operations) and made cash payments related to program initiatives of approximately $21.9 million. In addition, we have recovered approximately $26.7 million in cash sale proceeds on sales of operations, land and other assets under this program. Global cost savings program initiatives initiated to date, once complete, are expected to result in annualized cost savings of approximately $16 million. We are evaluating potential additional cost savings initiatives in 2007 that, combined with the cost savings initiatives initiated to date, could exceed our $25 million annualized cost savings goal.

Discontinued Operations

On July 31, 2006, we completed the sale of our French luxury packaging business which was previously included in our Paperboard Packaging segment. In addition, discontinued operations includes amounts related to our former Land Development segment which was liquidated as of the end of the first quarter of 2004 and our former Merchandising and Specialty Packaging segment that was divested in 2001. The impact of discontinued operations on reported income (loss) is as follows:

	2006		2005		2004
(in millions, except per share data)	Amount	Per Share	Amount	Per Share	Amount	Per Share

Discontinued operations:
(Loss) income from discontinued operations	$(4.4)	$(0.23)	$(5.2)	$(0.27)	$(4.7)	$(0.26)
(Loss) gain on disposal of discontinued operations	$(2.8)	$(0.14)	$(2.4)	$(0.12)	$0.2	$0.01

The loss from discontinued operations in 2006 included a pre-tax and after-tax charge of $3.0 million related to an asset impairment charge for the remaining long-lived assets of our French luxury packaging business, as well as $1.0 million for restructuring expenses and other exit costs related to our French luxury packaging business, including the closure of our rigid box operation at Ezy-sur-Eure, France. The loss from discontinued operations in 2005 included $2.4 million of restructuring expenses and other exit costs related to the closure of Ezy-sur-Eure.

In 2005 we recorded a pre-tax and after-tax, loss of $3.0 million on the sale of the assets of our French wine and spirits label operation at Bourgeot Etiqso Lesbats. In 2006 we recorded a pre-tax and after-tax loss of $1.5 million on the sale of our remaining French luxury packaging business.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continued and discontinued operations together. Net sales from discontinued operations were $16.7 million in 2006, $32.9 million in 2005 and $34.3 million in 2004.

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks and confectioneries, that are seasonal in nature. As a result, our Paperboard Packaging segment earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year. Our Plastic Packaging segment’s markets include beverage and agrochemical markets in the southern hemisphere, and agrochemical markets in the northern hemisphere, that are seasonal in nature. As a result, our Plastic Packaging segment earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

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

The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2006:

Contractual Obligations

	Payments Due by Period(1)
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(2)	$464.2	$11.8	$133.6	$135.9	$182.9
Interest(3)	182.8	26.7	52.5	52.2	51.4
Operating leases	20.7	5.8	8.5	3.3	3.1
Other commitments(4)	12.1	10.5	1.2	0.4	-
Total contractual cash obligations	$679.8	$54.8	$195.8	$191.8	$237.4

(1) Cash requirements related to current liabilities reflected on the balance sheet, such as accounts payable, income taxes payable, dividends payable and accrued expenses, are payable within one year and are not included in this table.
(2) Amounts exclude non-cash amortizing premiums or discounts classified in our balance sheet as long-term debt. Borrowings under the senior credit facility are classified as due at the facility’s maturity in 2009. Borrowings under uncommitted lines of credit are classified as due in less than 1 year.
(3) Contractual interest payments are calculated using outstanding debt balances, interest rates and foreign exchange rates in effect at December 31, 2006. Estimates do not include the effects of any potential early redemptions or refinancings. Interest on amounts owed under lines of credit is not included.
(4) Amounts exclude required employer pension contributions, which are expected to approximate $11.6 million per year under current valuations and will continue for an undetermined time period.

Other Commercial Commitments

(in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years

Committed lines of credit(1)	$250.0	$—	$250.0	$—
Uncommitted lines of credit(2)	30.5	30.5	—	—
Standby letters of credit(3)	2.5	2.5	—	—
Total commercial commitments	$283.0	$33.0	$250.0	$—

(1) Borrowings of $129.0 million under these lines of credit were included in long-term debt at December 31, 2006. Amounts available to be borrowed under the lines of credit are limited by the amount currently borrowed, the amounts of outstanding letters of credit ($2.4 million at December 31, 2006) and any debt covenant restrictions.
(2) Borrowings of $9.6 million under uncommitted lines of credit were included in long-term debt at December 31, 2006.
(3) Includes $0.1 million of back-up letters of credit.

Financing

In December 2003, Chesapeake filed a universal shelf registration statement with the SEC which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies. We completed both a common stock and debt security offering under this shelf registration statement during 2004. In June 2005, $68.5 million of remaining availability under the shelf registration statement filed December 2003 was carried forward into a new aggregate $300 million universal shelf registration filed with the SEC, having terms and conditions substantially similar to the previous universal shelf registration. No offerings have been made under the current shelf registration statement and, as of the date this annual report was filed, the shelf registration statement was not effective pending filing of a post-effective amendment which we expect to file soon after the filing of this annual report with the SEC.

In February 2004, our senior credit facility under which we can guarantee loan note balances and borrow up to $250 million was amended and restated, and its maturity extended to February 2009. In February 2006, the senior credit facility was amended to make certain technical corrections and amendments, add provisions to accommodate strategic initiatives of the Company and adjust certain financial maintenance covenants during 2006 and 2007. Amounts available to be borrowed under the line of credit are limited by the amount currently borrowed and the amounts of outstanding letters of credit ($2.4 million at December 31, 2006). Nominal facility fees are paid on the unutilized credit line capacity, and interest is charged primarily at LIBOR plus a margin based on our leverage ratio. We are required to pay a fee, which varies based on our leverage ratio, on the outstanding balance of certain loan notes and letters of credit. In addition, the amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt. The senior credit facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries. The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (U.K.) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries. Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries. Outstanding borrowings under the senior credit facility as of December 31, 2006 totaled $129.0 million. Other lines of credit totaling $30.5 million are maintained with several banks on an uncommitted basis, under which $9.6 million was outstanding as of December 31, 2006.

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

In December 2004, we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014. Our net proceeds from the sale of these notes, after deducting discounts, commissions and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342). The notes were offered to the public at par. The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.2% notes due March 2005. The retirement of these notes was accomplished through a tender offer and consent solicitation. Including fees, expenses, interest and premiums, the redemption cost $69.1 million and resulted in a loss on extinguishment of debt of $1.2 million, or $0.8 million net of income taxes. The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

In February 2005, we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2% notes which also matured during the first quarter of 2005. In August 2005, we redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.5 million associated with the debt extinguishment. In March 2006, we redeemed £5.0 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership. In addition, the loan agreements contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum senior leverage ratio and a minimum interest coverage ratio. Noncompliance with any material provision of our debt agreements could have a material adverse effect on our liquidity, financial position and results of operations. We were in compliance with all of our debt covenants as of the end of 2006. The senior subordinated notes contain provisions allowing for early redemptions, under certain circumstances, at premiums of up to 7 percent in addition to outstanding principal and interest.

At December 31, 2006, Chesapeake’s corporate family rating from Moody’s Investors Service was B1. Our corporate credit rating from Standard & Poor’s was BB-. We believe that our long-term debt structure and available credit facilities give us adequate financial resources to support anticipated long-term and short-term capital needs and commitments.

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

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to the customer on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties is often limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted. As of December 31, 2006, we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of December 31, 2006, we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of December 31, 2006, we believe our liability under these agreements was immaterial.

Cash Flows

Operating activities: Net cash provided by operating activities in 2006 was $21.7 million compared to $44.6 million in 2005 and $93.1 million in 2004. The decrease in net cash provided by operating activities for 2006 compared to 2005 primarily reflected an increase in spending associated with our global cost savings program of $10.7 million, as well as an increase in working capital usage. The decrease in net cash provided by operating activities for 2005 compared to 2004 primarily reflected receipt of $21.5 million of income tax refunds and $6.4 million from the termination of interest rate swaps in 2004, as well an additional $6.0 million in pension funding and $5.6 million of spending for severance costs under our global cost savings program in 2005.

Investing activities: Net cash used in investing activities in 2006 was $6.7 million compared to $110.6 million in 2005 and $20.5 million in 2004. Cash used in 2006 reflected capital spending of $35.8 million, largely offset by cash proceeds of $29.1 million from divestitures and sales of property, plant and equipment. Of those proceeds, $26.7 million related to operations and other assets divested under our cost savings program. Cash used in 2005 was primarily for acquisitions of $78.4 million and capital spending of $38.3 million. Acquisition spending related to our September 2005 acquisition of Arlington Press and our December 2005 acquisition of the outstanding minority interest of our South African Plastic Packaging operation. These expenditures were partially offset by $5.6 million of proceeds from sales of property, plant and equipment. Cash used in 2004 was primarily for capital spending of $35.5 million, which was partially offset by $14.3 million of proceeds from sales of property, plant and equipment

Capital projects in 2007 are expected to support our strategy of growing the Paperboard Packaging and Plastic Packaging segments and reducing costs, focusing on projects that are in the aggregate expected to generate a long-term return on investment that exceeds our cost of capital. Projected 2007 capital expenditures are expected to slightly exceed 2006 capital expenditures due in part to our current growth initiatives in China and Eastern Europe.

Financing activities: Net cash used in financing activities was $15.4 million in 2006, compared to net cash provided by financing activities of $21.4 million in 2005 and net cash used in financing activities of $31.6 million in 2004. Cash used in financing activities in 2006 primarily reflected dividend payments. Cash provided by financing activities in 2005 reflected borrowings on our revolving lines of credit of $116.5 million, primarily as a result of the acquisition of Arlington Press, partially offset by net debt payments of $77.9 million, including the redemption of £2.9 million principal amount of our 10.375% senior subordinated notes due 2011. Cash used in financing activities in 2004 reflected proceeds from the public offerings of our common stock and senior subordinated notes and the use of the proceeds from those transactions and funds from operations to primarily pay down debt. More information regarding our financing activities is found under the caption “—Financing.” We paid cash dividends of $0.88 per share in 2006, 2005 and 2004, resulting in the use of cash of $17.1 million in 2006 and 2005 and $16.1 million in 2004.

Our anticipated cash requirements during 2007 are primarily to fund activities related to our $25-million global cost savings program, fund capital expenditures, pay dividends and fund pensions. We expect to fund our cash requirements in 2007 with cash generated from operations, and by utilizing the borrowing capacity available under the senior credit facility.

Capital Structure

Chesapeake’s total capitalization (consisting of debt and stockholders’ equity) was $701.5 million at the end of 2006, compared to $728.2 million at the end of 2005. The year-end ratio of debt to total capital was 66.7 percent for 2006, compared to 59.4 percent for 2005.

At the end of 2006, Chesapeake had 19.8 million shares of common stock outstanding. (See “Note 12 — Stockholders’ Equity” of Item 8, incorporated herein by reference for more details on capital stock.) Stockholders’ equity at December 31, 2006 was $233.7 million, or $11.80 per share, down $3.27 per share compared to year-end 2005. The market price for Chesapeake’s common stock ranged from a low of $12.94 per share to a high of $17.50 per share in 2006, with a year-end price of $17.02 per share.

Risk Management

Because we currently conduct a significant amount of our business internationally, fluctuations in currency exchange rates or weak economic conditions in foreign markets may have a significant impact on our financial statements. Currency fluctuations have much less effect on local operating results because we mostly sell our products in the same currency used to pay local operating costs. Our currency exposures are cash, debt and foreign currency transactions denominated primarily in the British pound, the euro and the South African rand. We manage our foreign currency exposures primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The €100 million senior notes issued in December of 2004 have been effectively designated as a hedge of our net investment in euro functional currency subsidiaries. At December 31, 2006, a debit of $13.7 million related to the revaluation of the debt from euro to U.S. dollars was included as a cumulative translation adjustment. As part of managing our foreign currency exposures, we may enter into foreign currency forward exchange contracts for transactions that are not denominated in the local currency. The use of these agreements allows us to reduce our overall exposure to exchange rate fluctuations, as the gains and losses on the agreements substantially offset the gains and losses on the transactions being hedged. Forward exchange agreements are viewed as risk management tools, involve little complexity and, in accordance with company policy, are not used for trading or speculative purposes. In 2003, we entered into a foreign currency forward exchange contract in a notional principal amount of £50 million and having a fair market value liability of $12.8 million at December 31, 2006. The contract matures in 2011. Chesapeake is not a party to any leveraged derivatives.

From time to time, Chesapeake has entered into interest rate swaps to convert variable interest rate debt to fixed interest rate debt and vice versa and to obtain an acceptable level of interest rate risk. Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At December 31 and January 1, 2006, there were no interest rate swap agreements outstanding. In January 2004, we terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million is being recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

At December 31, 2006, 30 percent of our debt portfolio consisted of variable rate debt. A sensitivity analysis to measure potential changes in the interest expense from a change in interest rates indicated that a one percentage point increase or decrease in interest rates would have changed our annual interest expense by $1.4 million for 2006 and $1.3 million for 2005.

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

Goodwill and Other Long-Lived Asset Valuations

Management uses its judgment to assess whether current events or circumstances indicate that the carrying value of goodwill and other long-lived assets to be held and used may not be recoverable. Management performs impairment tests that require estimates of factors such as sales volume, pricing, inflation, discount rates, exchange rates, asset remaining lives and capital spending. These projections are necessarily dependent upon assumptions about our performance and the economy in general and could change significantly from period to period. Assumptions used are consistent with our internal planning. If assumptions and estimates change, it could result in non-cash charges that could have a material adverse effect on our results of operations and financial position.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. With the assistance of a third-party valuation firm, fair value of our reporting units is determined using a discounted cash flow model and confirmed using a guideline public companies model which uses peer group metrics to value a company. We performed our annual evaluation of goodwill for our reporting units as of December 1, 2006. Based on our analysis, we concluded that the carrying amount of our goodwill exceeded its estimated fair market value within the tobacco reporting unit of the Paperboard Packaging reporting segment. As a result, an after-tax non-cash impairment charge was recorded in the fourth quarter of 2006 in the amount of $14.3 million. (see “Note 5 - Goodwill and Intangible Assets” of Item 8, incorporated herein by reference.)

The carrying value of long-lived assets other than goodwill is evaluated when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Asset groupings are considered to be impaired if their carrying value is not recoverable from the estimated undiscounted cash flows associated with the assets. If we determine an asset grouping is impaired, an impairment is recognized in the amount by which the carrying value exceeds fair market value based on estimated present value of its future cash flows. In the fourth quarter of 2006 we recorded an asset impairment charge in the amount of $24.9 million related to the fixed assets within the tobacco reporting unit of the Paperboard Packaging reporting segment. See “Note 6 - Restructuring Charges” of Item 8, incorporated herein by reference.

Environmental and Other Contingencies

In accordance with GAAP, management recognizes a liability for environmental remediation and litigation costs when it believes it is probable that a liability has been incurred and the amount can be reasonably estimated. Due to the wide range of possible outcomes of any environmental obligation, significant management judgment is required to determine the amount of the environmental accrual. Management must make estimates on items such as the remediation and restoration costs based on the estimated contamination levels. Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable. The accrual is not reduced for any possible future insurance or indemnification recoveries. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. In the fourth quarter of 2006, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record material adjustments to the accrual. (See “Note 15 - Commitments and Contingencies” of Item 8, incorporated herein by reference.)

Pension and Other Postretirement Employee Benefits

We have significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. The actuarial valuations employ key assumptions that are particularly important when determining our projected liabilities for pension and other postretirement employee benefits. Payments made by Chesapeake related to these benefits will be made over a lengthy period and the projected liability will be affected by assumptions regarding inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and laws and regulations covering the benefit obligation. We have taken several steps to minimize our exposure to the longer-term risks of defined benefit pension arrangements. Specifically, during the fourth quarter of 2006 we merged our U.S. pension plans for hourly and salaried employees and froze certain benefits under our supplemental executive retirement plan. During 2005, we froze benefits under certain of our U.S. plans and closed our principal U.K. plans to new entrants. The U.S. curtailment cost was not significant and was recorded in 2006 as the plan closure occurred following the measurement date in 2005. The key assumptions used in developing our fiscal 2006 balances are detailed in “Note 11 — Employee Retirement and Postretirement Benefits” of Item 8, incorporated herein by reference.

Discount rates are used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and vice versa. A lower expected return on plan assets increases the amount of pension expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. Pension expense and liabilities would be higher with a higher compensation increase. Management develops assumptions with the assistance of independent actuaries. Discount rates are determined from analyses provided by the actuary of Aa rated bonds for U.S. plans and other relative bond indices for non-U.S. plans with cash flows matching the expected payments to be made under the plans. If the discount rate used in the 2006 valuation were decreased by 25 basis points, our projected benefit obligation would have increased by approximately $26.4 million at December 31, 2006, and the 2007 pension expense would increase by $2.3 million. If the discount rate were increased by 25 basis points, our projected benefit obligation would have decreased by approximately $24.7 million at December 31, 2006, and the 2007 pension expense would decrease by $2.2 million.

The amortization of previously unrecognized actuarial losses is also a significant element of our net periodic pension expense. Our unrecognized actuarial losses result principally from historical declines in our discount rates as well as the underperformance of plan assets relative to expected returns. Unrecognized actuarial losses are amortized on a straight line basis over the average remaining service lives of active participants (generally 11-17 years) or over the average remaining life expectancy for plans where substantially all participants are inactive. As a result of permanently freezing benefits available under our principal U.S. defined benefit plans, we changed the amortization period for unrecognized actuarial losses for our U.S. plans to the average remaining life expectancy of inactive participants effective January 2, 2006.

To improve the funded status of our pension plans, we increased employer cash contributions by $12.6 million in 2005 and $15.1 million in 2006 over the required contributions, and we anticipate 2007 funding to be approximately $15.0 million above required levels. We also expect pension expense in 2007 to decrease by approximately $5.6 million over 2006 levels. On December 31, 2006 the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The measurement date provisions are effective for fiscal years ending after December 15, 2008. For the 2006 and 2005 fiscal years, the Company used a September 30 measurement date. The provisions of SFAS 158 require prospective application. As a result of the implementation of SFAS 158 the Company recognized an after-tax decrease in stockholder’s equity of approximately $77.9 million.

We annually re-evaluate our assumptions used in projecting pension and other postretirement liabilities and associated expense. Had we used different assumptions in calculating the liabilities, the carrying value of the liabilities and the impact on net earnings may have been different.

Income Taxes

Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are accrued under GAAP. Similarly, certain items of income are not subject to tax when accrued for book purposes. In addition, certain tax credits and tax loss carryforwards cannot be used until future periods and only if sufficient taxable income is generated. Companies accrue deferred tax assets and liabilities for these temporary differences between income determined under GAAP and income determined in accordance with applicable tax law. When a company has accrued deferred tax assets, GAAP requires an assessment based on the judgment of management as to whether, it is “more likely than not” that the company will generate sufficient future taxable income in order to realize the benefit of those deferred tax assets. On a quarterly basis, management reviews its judgment regarding the likelihood that the benefits of the deferred tax assets will be realized. During the periodic reviews, management must consider a variety of factors, including the nature, timing and amount of the expected items of taxable income and expense, current tax statutes with respect to applicable carryforward expiration periods and the company’s projected future earnings. If management determines it is no longer “more likely than not” that a deferred tax asset will be utilized, an offsetting valuation allowance would be recorded to reduce the asset to its net realizable value with a corresponding charge to income tax expense in that period.

Our accounting for U.S. deferred income taxes is further complicated by our U.S. tax loss position. Our ability to project the recovery of U.S. deferred income tax assets is heavily dependent on the assumptions related to the extent and timing of reversals for taxable temporary differences (deferred income tax liabilities).

For tax-advantaged transactions, the tax benefits are recognized when it is probable that the tax position will be sustained. Otherwise, a tax contingency is recorded and classified in other current liabilities. We evaluate and potentially adjust these accruals in light of changing facts and circumstances related to these transactions. See "Note 10 - Income Taxes" of Item 8, incorporated herein by reference.

Restructuring and Other Exit Costs

In connection with our $25-million cost savings program initiated in 2005, we have accrued liabilities associated with costs of employee terminations and the consolidation of facilities, and have written off assets that will no longer be used in operations. Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”) or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either the Company’s postemployment policies or from past practices. In accordance with SFAS 112, the Company records such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances. Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.

New Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect the adoption of FIN 48 to result in an increase in our opening retained earnings of approximately $1.4 million, which is subject to revision as management finalizes its evaluation.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

In September 2006 the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 require prospective application and are effective as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. As a result of our adoption of SFAS 158 on December 31, 2006, we reduced total stockholders' equity by $77.9 million, net of tax. The adoption of SFAS 158 does not affect our results of operations. See footnote 11 for further discussion.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 did not have a significant impact on our financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect” and words or phrases of similar import. Changes in the following important factors, among others, could cause Chesapeake’s actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials, and our ability to pass through increases in raw material costs to our customers; the Company’s ability to realize the full extent of the expected savings or benefits from the $25-million cost savings program and to complete such activities in accordance with its planned timetable and within the cost range; fluctuations in demand; possible recessionary trends in U.S. and global economies; governmental policies and regulations; interest rates; fluctuations in foreign currency exchange rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports filed by Chesapeake with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” of Item 7 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

INDEX

Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, January 1, 2006, and January 2, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, January 1, 2006, and January 2, 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, January 1, 2006, and January 2, 2005

Notes to Consolidated Financial Statements

Recent Quarterly Results

Report of Independent Registered Public Accounting Firm

CHESAPEAKE CORPORATION
Consolidated Balance Sheets

	December 31, 2006	January 1, 2006
(in millions)
Assets
Current assets:
Cash and cash equivalents	$7.8	$8.7
Accounts receivable (less allowance of $3.9 and $3.8)	146.7	134.8
Inventories	109.4	108.5
Prepaid expenses and other current assets	20.4	26.1
Income taxes receivable	2.6	1.5
Total current assets	286.9	279.6

Property, plant and equipment:
Plant sites and buildings	188.2	179.4
Machinery and equipment	402.5	454.7
Construction in progress	7.5	6.7
	598.2	640.8
Less accumulated depreciation	244.1	268.8
Net property, plant and equipment	354.1	372.0
Goodwill	381.2	354.0
Other assets	92.6	117.4
Total assets	$1,114.8	$1,123.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$136.8	$132.4
Accrued expenses	83.9	89.5
Income taxes payable	18.1	21.8
Current portion of long-term debt	11.8	22.8
Dividends payable	4.4	4.3
Total current liabilities	255.0	270.8

Long-term debt	456.0	410.1
Environmental liabilities	43.6	47.0
Pensions and postretirement benefits	102.7	75.8
Deferred income taxes	9.6	17.0
Other long-term liabilities	14.2	7.0
Total liabilities	881.1	827.7

Stockholders’ equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.8 million shares	19.8	19.6
Additional paid-in capital	93.6	96.6
Unearned compensation	—	(3.9)
Accumulated other comprehensive (loss)	(16.7)	(10.9)
Retained earnings	137.0	193.9
Total stockholders’ equity	233.7	295.3
Total liabilities and stockholders’ equity	$1,114.8	$1,123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Consolidated Statements of Income
and Comprehensive Income

For the fiscal years ended: (in millions, except per share data)	December 31, 2006	January 1, 2006	January 2, 2005

Income:
Net sales	$995.4	$1,009.2	$997.9
Cost of products sold	820.1	827.8	819.7
Selling, general and administrative expenses	134.1	135.2	127.8
Goodwill impairment charge	14.3	312.0	—
Restructuring expenses, asset impairments and other exit costs	33.4	10.7	—
(Gain) loss on divestitures	(3.1)	2.8	—
Other income, net	3.7	1.5	8.5
Operating income (loss)	0.3	(277.8)	58.9
Interest expense, net	39.8	32.8	36.7
Loss on extinguishment of debt	0.6	0.5	9.6
(Loss) income from continuing operations before taxes	(40.1)	(311.1)	12.6
Income tax benefit	(7.7)	(4.4)	(3.6)
(Loss) income from continuing operations	(32.4)	(306.7)	16.2
(Loss) from discontinued operations, net of income tax (benefit) expense of $0.0, $0.1 and $(0.1)	(4.4)	(5.2)	(4.7)
(Loss) gain on disposal of discontinued operations, net of income tax expense of $0.0, $0.0 and $0.1	(2.8)	(2.4)	0.2
Net (loss) income	$(39.6)	$(314.3)	$11.7
Basic earnings per share:
(Loss) earnings from continuing operations	$(1.67)	$(15.81)	$0.88
Discontinued operations, net of income taxes	(0.37)	(0.39)	(0.25)
Basic (loss) earnings per share	$(2.04)	$(16.20)	$0.63
Diluted earnings per share:
(Loss) earnings from continuing operations	$(1.67)	$(15.81)	$0.88
Discontinued operations, net of income taxes	(0.37)	(0.39)	(0.25)
Diluted (loss) earnings per share	$(2.04)	$(16.20)	$0.63
Comprehensive income:
Net (loss) income	$(39.6)	$(314.3)	$11.7
Other comprehensive income:
Minimum pension liability (net of deferred taxes of $15.6, $1.4 and $(0.2))	27.1	(3.1)	0.3
Foreign currency translation	40.2	(76.9)	52.5
Change in fair market value of derivatives (net of deferred taxes of $0.0, $0.0 and $(0.3)	4.8	(5.8)	0.9
Comprehensive (loss) income	$32.5	$(400.1)	$65.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Consolidated Statements of Cash Flows

For the fiscal years ended: (in millions)	December 31, 2006	January 1, 2006	January 2, 2005
Operating activities:
Net (loss) income	$(39.6)	$(314.3)	$11.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	56.6	59.2	61.0
Goodwill impairment charge	14.3	312.0	—
Asset impairment charge	27.9	—	—
Deferred income taxes	(7.9)	(11.4)	(10.1)
Loss on extinguishment of debt	0.6	0.5	9.6
Gain on sale of property, plant and equipment	(2.9)	(1.3)	(8.4)
Loss (gain) on divestitures	(1.7)	5.8	—
Non-cash pension expense	19.5	12.3	7.6
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(10.6)	0.8	15.8
Inventories	0.7	(6.1)	4.4
Other assets	3.2	0.6	3.4
Accounts payable and accrued expenses	(9.9)	4.5	(5.1)
Income taxes payable	(7.4)	2.1	18.9
Premium paid for early extinguishment of debt	(0.5)	(0.4)	(8.1)
Contributions to benefit plans	(26.8)	(24.4)	(18.4)
Settlement of interest rate swaps	—	—	6.4
Other	6.2	4.7	4.4
Net cash provided by operating activities	21.7	44.6	93.1

Investing activities:
Purchases of property, plant and equipment	(35.8)	(38.3)	(35.5)
Acquisitions	—	(78.4)	—
Divestitures	19.2	—	—
Proceeds from sales of property, plant and equipment	9.9	5.6	14.3
Other	—	0.5	0.7
Net cash (used in) investing activities	(6.7)	(110.6)	(20.5)

Financing activities:
Net borrowings (payments) on credit lines	22.5	116.5	(43.6)
Payments on long-term debt	(23.5)	(81.2)	(198.9)
Proceeds from long-term debt	3.6	3.3	139.7
Proceeds from issuance of common stock, net of issuance costs	—	—	93.4
Debt issuance costs	(0.9)	—	(6.1)
Dividends paid	(17.1)	(17.1)	(16.1)
Other	—	(0.1)	—
Net cash (used in) provided by financing activities	(15.4)	21.4	(31.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.5)	(1.0)	1.4
(Decrease) increase in cash and cash equivalents	(0.9)	(45.6)	42.4
Cash and cash equivalents at beginning of year	8.7	54.3	11.9
Cash and cash equivalents at end of year	$7.8	$8.7	$54.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended: (in millions)	December 31, 2006	January 1, 2006	January 2, 2005
Common stock:
Balance, beginning of year	$19.6	$19.6	$15.3
Issuance from public stock offering	—	—	4.1
Issuance for employee stock plans	0.2	—	0.2
Balance, end of year	19.8	19.6	19.6

Additional paid-in capital:
Balance, beginning of year	96.6	96.1	4.4
Issuance from public stock offering, net of issuance costs	—	—	87.7
Issuance for employee stock plans, net of forfeitures	0.2	0.5	4.0
Elimination of unearned compensation upon adoption of SFAS 123(R)	(3.9)	—	—
Compensation expense	0.7	—	—
Balance, end of year	93.6	96.6	96.1

Unearned compensation:
Balance, beginning of year	(3.9)	(3.7)	(1.4)
Compensation expense	—	0.1	0.7
Issuance for employee stock plans, net of forfeitures	—	(0.3)	(3.0)
Elimination of unearned compensation upon adoption of SFAS 123(R)	3.9	—	—
Balance, end of year	—	(3.9)	(3.7)

Accumulated other comprehensive (loss) income:
Balance, beginning of year	(10.9)	74.9	21.2
Currency translation adjustment	40.2	(76.9)	52.5
Minimum pension liability adjustment	27.1	(3.1)	0.3
Change in fair market value of derivatives	4.8	(5.8)	0.9
Adoption of FASB Statement No. 158	(77.9)	—	—
Balance, end of year	(16.7)	(10.9)	74.9

Retained earnings:
Balance, beginning of year	193.9	525.3	530.6
Net (loss) income	(39.6)	(314.3)	11.7
Cash dividends declared	(17.3)	(17.1)	(17.0)
Balance, end of year	137.0	193.9	525.3

Stockholders’ equity, end of year	$233.7	$295.3	$712.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

1	Summary of Significant Accounting Policies

Financial Statement Presentation

The Consolidated Financial Statements include the accounts and operations of Chesapeake Corporation and all of its subsidiaries (“Chesapeake”). In 2001, we sold our principal businesses included in the former Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC, which comprised our former Tissue segment. The remainder of the Land Development segment was liquidated as of the end of the first quarter of 2004. In 2006, we completed the sale of our French luxury packaging business (“CLP”). These former businesses are accounted for as discontinued operations (see “Note 3 - Discontinued Operations”). Chesapeake now reports two segments - Paperboard Packaging and Plastic Packaging. All significant inter-company accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified to conform to current presentations. Specifically, certain amounts previously classified within “other income, net” have been reclassified to either “cost of products sold” or “selling, general and administrative expenses.”

Our 52-53 week fiscal year ends on the Sunday nearest to December 31. Fiscal year 2004 contains 53 weeks, and fiscal years 2005 and 2006 each contain 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.

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

Inventories

Inventories are valued at the lower of cost or market, determined principally by the average cost method. Unless specific circumstances warrant different treatment, the cost bases of inventories six to twelve months old are reduced 50 percent while the cost bases of inventories older than twelve months are reduced to zero.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. The costs of major rebuilds and replacements of plant and equipment are capitalized, and the costs of ordinary maintenance and repairs are charged to expense as incurred. Certain costs of software developed or obtained for internal use are capitalized. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts and the gains or losses are reflected in other income. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful asset lives, which range from 10 to 50 years for buildings and improvements and 5 to 20 years for machinery and equipment. Depreciation expense from continuing operations was $54.7 million in 2006, $57.8 million in 2005 and $59.6 million in 2004.

The carrying value of long-lived assets other than goodwill is evaluated when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Asset groupings are considered to be impaired if their carrying value is not recoverable from the estimated undiscounted cash flows associated with the assets. If we determine an asset grouping is impaired, an impairment is recognized in the amount by which the carrying value exceeds fair market value based on estimated present value of its future cash flows. In the fourth quarter of 2006 we recorded an asset impairment charge in the amount of $24.9 million related to the fixed assets within the tobacco reporting unit of the Paperboard Packaging reporting segment. See “Note 6 — Restructuring Charges” for more information.

Goodwill

Management reviews the recorded value of our goodwill annually on December 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units may exceed their fair values. With the assistance of a third-party valuation firm, fair value of our reporting units is determined using a discounted cash flow model and confirmed using a guideline public companies model which uses peer group metrics to value a company. For the discounted cash flow model, management projects future cash flows produced by the reporting units. The projections of future cash flows are necessarily dependent upon assumptions about our operating performance and the economy in general. During the fourth quarter of 2006, we recorded an impairment charge of $14.3 million in the tobacco packaging reporting unit. Based on our annual analysis as of December 1, 2005, we recorded an impairment charge of $312.0 million. See “Note 5 — Goodwill and Intangible Assets” for more information.

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires us to recognize deferred tax assets and liabilities for the future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is “more likely than not” that a tax benefit will not be realized. When a company has accrued deferred tax assets, GAAP requires an assessment based on the judgment of management as to whether it is “more likely than not” that the company will generate sufficient future taxable income in order to realize the benefit of those deferred tax assets. On a quarterly basis, management reviews its judgment regarding the likelihood the benefits of the deferred tax assets will be realized. During the periodic reviews, management must consider a variety of factors, including the nature, timing and amount of the expected items of taxable income and expense, current tax statutes with respect to applicable carryforward expiration periods and the company’s projected future earnings. If management determines it is no longer “more likely than not” that a deferred tax asset will be utilized, an offsetting valuation allowance would be recorded to reduce the asset to its net realizable value with a corresponding charge to income tax expense in that period.

Share-Based Compensation

On January 2, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). We elected to use the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of our fiscal year ending December 31, 2006. Under this transition method prior period results were not restated. Prior to January 2, 2006 we accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant.

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. Under the modified prospective transition method, the share-based compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of, January 2, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In March 2005 the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R) we presented the cash flow benefits for income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective with the adoption of SFAS 123(R) we changed our cash flow presentation such that tax benefits arising from tax deductions in excess of tax benefits recorded on the compensation costs recognized for such options (excess tax benefits) are now classified as financing cash flows. Also, effective with the adoption of SFAS 123(R), the amount previously classified within equity as "Unearned compensation" was charged to "Additional paid-in-capital." As permitted by SFAS 123(R) we elected to use the short cut method to calculate windfall tax benefits available as of the adoption date of SFAS 123(R).

See “Note 13 — Stock Option and Award Plans” for more information regarding our stock-based compensation plans.

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

Accruals Related to Restructuring Activities

Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”) or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”), as appropriate. SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either our post employment policies or from past practices. In accordance with SFAS 112, we record such charges when the termination benefits are probable, capable of estimation and attributable to services already rendered and the obligation relates to rights that vest or accumulate. For termination benefits not otherwise provided under ongoing benefit arrangements SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances. Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.

New Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect the adoption of FIN 48 to result in an increase in our opening retained earnings of approximately $1.4 million, which is subject to revision as management finalizes its evaluation.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact SFAS 157 will have on our financial statements.

In September 2006 the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 require prospective application and are effective as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. As a result of our adoption of SFAS 158 on December 31, 2006, we reduced total stockholders' equity by approximately $77.9 million, net of tax. The adoption of SFAS 158 does not affect our results of operations. See “Note 11 — Employee Retirement and Postretirement Benefits.”

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 did not have an impact on our financial statements.

2	Acquisitions

On September 13, 2005 we completed our acquisition of all of the outstanding capital stock of Impaxx Pharmaceutical Packaging Group, Inc., which conducted business as Arlington Press (“Arlington”), for consideration of $65.8 million, inclusive of a post-acquisition working capital purchase price adjustment and capitalized transaction costs. Arlington supplies the North American pharmaceutical market with printed leaflets, pressure-sensitive labels and folding cartons and should expand our position as a leading global supplier of pharmaceutical packaging.

The Arlington acquisition was accounted for as a purchase and, accordingly, the assets purchased, liabilities assumed and results of operations are included in the consolidated financial statements since the date of acquisition.

In accordance with SFAS No. 141, Business Combinations, we have allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price paid over those fair values has been recorded as goodwill. The goodwill, all of which is expected to be deductible for income tax purposes, was assigned to the Paperboard Packaging segment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed annually for impairment. During the fourth quarter of 2005, we finalized our evaluation of acquired assets and liabilities, and as a result we allocated $16.3 million to intangible assets. Purchased intangible assets with finite lives, principally consisting of customer relationships and patented technology, will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price was calculated as follows:

Purchase Price
(in millions)

Purchase price per agreement	$65.0
Less working capital and related adjustments	(0.6)
Capitalized transaction costs	1.4
Total purchase price	$65.8

The purchase price has been allocated as follows (in millions):

Accounts receivable	$4.7
Inventories	2.3
Prepaid expenses and other current assets	0.3
Property and equipment	11.7
Goodwill	32.1
Intangible assets	16.3
Accrued expenses and other current liabilities	(1.6)
Total purchase price	$65.8

On December 23, 2005 we purchased the outstanding minority interest in our South African Plastic Packaging operations for approximately $12.6 million, inclusive of capitalized transaction costs. We accounted for the acquisition under the purchase method as a step acquisition. The excess purchase price over the historical book value of the minority interest was allocated to goodwill as of January 1, 2006.

3	Discontinued Operations

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continued and discontinued operations together. Results for the prior periods have been restated for this presentation.

Discontinued operations includes amounts related to our former French luxury packaging operation, as well as former Land Development, Tissue and Merchandising and Specialty Packaging segments.

On July 31, 2006 we completed the sale of our French luxury packaging business (“CLP”) to Sofavie. CLP was included in our Paperboard Packaging segment. The sale price was 0.5 million Euro (approximately $0.6 million at the sale date). The sale resulted in a pre-tax and after-tax loss of $1.5 million in the third quarter of 2006, which is included in "Loss (gain) on disposal of discontinued operations" in the accompanying consolidated statements of income. The financial position of the CLP business was not material to our consolidated financial position on July 31, 2006. “Loss (gain) on disposal of discontinued operations” also includes the loss on sale of our French wine and spirits label operation, Bourgeot Etiqso Lesbats (“Bourgeot”) in 2005, which was part of CLP. On April 18, 2005, Chesapeake completed the sale of the assets of Bourgeot to Autajon Group.  The sale price was €1.16 million (approximately $1.5 million at the sale date).  We incurred a pre-tax and after-tax loss on the sale of $3.0 million in the second quarter of 2005.  The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by Chesapeake of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts.  We retained the pre-closing trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date. CLP's historical operating results have been reclassified and presented within "(loss) income from discontinued operations" in the accompanying consolidated statements of income, as follows:

(in millions)	12 Months Ended
	2006	2005	2004
Revenue	$16.7	$32.9	$34.3

Pre-tax loss	$(4.4)	$(5.2)	$(4.5)

 In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, interest has been allocated to CLP for all fiscal years presented. Interest allocated did not have a significant impact on our results from continuing operations for any of these years.

Our former Land Development segment owned real estate that we retained when we sold the timberland associated with our former pulp and paper operations. The real estate was marketed to third parties for residential and commercial development, real estate investment and land conservation. As of the end of the first quarter of 2004, the remainder of the Land Development segment was liquidated and, as a result, this segment is accounted for as a discontinued operation.

In the fourth quarter of 2000 we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”). These segments are accounted for as discontinued operations. We completed the sales of all the components of these segments in 2001. In fiscal 2006 we recognized a pre- and after-tax charge of $1.1 million related to an increase in the accrued liability associated with the disposition of assets of Wisconsin Tissue Mills Inc. in 1999. In fiscal 2005 we recognized a pre and after-tax benefit of $0.7 million related to the reduction of the liability for contractual obligations in our former Merchandising and Specialty Packaging segment.

4	(Gain) Loss on Divestitures

On March 23, 2006 we completed the sale of our plastic packaging operation in Lurgan, Northern Ireland ("Lurgan") to a group led by existing management ("Buyer"). The cash proceeds on sale, net of transaction costs, approximated $15 million. We also received a subordinated loan note of 1.25 million pounds Sterling (approximately $2.2 million at the sale date). The loan note has been fully reserved by management given our subordinated position and the extent of other acquisition indebtedness of the Buyer. The purchase and sale agreement includes customary warranties and indemnities related to our operation of the business prior to the transaction closing date. The purchase and sale agreement also provided for an arrangement whereby we received additional proceeds from the Buyer upon the subsequent sale of certain real property conveyed with the operation which occurred in the third quarter of 2006. The divestiture resulted in a pre-tax net gain of $3.1 million ($2.9 million after tax). The net gain of $3.1 million includes a pre-tax loss of $1.0 million on the sale recorded in the first quarter, and a pre-tax gain of $4.1 million due to the receipt of additional proceeds of $3.2 million and recovery of a portion of the subordinated loan note of $0.9 million recorded in the third quarter. In connection with the divestiture, we made a contribution of approximately $5.9 million to the non-U.S. defined benefit pension plan which covered the employees of the Lurgan facility.

In connection with the 2001 divestiture of Consumer Promotions International, Inc. ("CPI"), a component of our former Merchandising and Specialty Packaging segment, Chesapeake provided seller financing for a portion of the purchase price through receipt of subordinated promissory notes. Included in the promissory notes were term notes of approximately $5.0 million, which were recorded at fair value on the date of sale and, under the terms of the notes, were adjusted to reflect accrued interest through December 31, 2003. CPI paid interest on the term notes on a timely basis during 2004 and through the first quarter of 2005. In July 2005, CPI informed us of its inability to continue interest payments under the term notes. Also, CPI provided us with updated financial information that indicated a significant deterioration in the operating results of CPI. These factors resulted in a change in our estimate as to the recovery of these notes. Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, the notes were written down from $3.4 million to zero in the second quarter of 2005. During the fourth quarter of 2005, we reached a settlement with CPI in the amount of $0.6 million for the balance of the outstanding notes. The second quarter charge and fourth quarter recovery have been classified as "(gain) loss on divestitures" in the accompanying consolidated statements of income.

5	Goodwill and Intangible Assets

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance January 2, 2005	$625.5	$69.1	$694.6
Goodwill acquired	32.1	9.0	41.1
Impairment loss	(312.0)	—	(312.0)
Foreign currency translation	(62.5)	(7.2)	(69.7)
Balance January 1, 2006	283.1	70.9	354.0
Goodwill purchase price adjustment	(0.7)	—	(0.7)
Divestiture	—	(5.6)	(5.6)
Impairment loss	(14.3)	—	(14.3)
Foreign currency translation	38.5	9.3	47.8
Balance December 31, 2006	$306.6	$74.6	$381.2

In connection with our March 2006 divestiture of Lurgan, $5.6 million of goodwill was allocated to Lurgan based on the relative fair value of the divested business to the Plastic Packaging segment taken as a whole.

In December 2005 we purchased the outstanding minority interest in our South African plastic packaging operations for approximately $12.6 million, inclusive of capitalized transaction costs. We accounted for the acquisition under the purchase method as a step acquisition. The excess purchase price over the historical book value of the minority interest was allocated to goodwill.

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press"), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships. The cost and accumulated amortization of customer relationships as of December 31, 2006 were $16.2 million and $2.1 million, respectively. The cost and accumulated amortization of customer relationships as of January 1, 2006 were $16.2 million and $0.5 million, respectively. Amortization expense recorded during fiscal 2006 for customer relationships was $1.6 million. Amortization expense recorded during fiscal 2005 for customer relationships was $0.5 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (in millions):

2007	$1.6
2008	1.6
2009	1.6
2010	1.6
2011	1.6

The reporting units within our Paperboard Packaging and Plastic Packaging segments are tested for impairment annually on December 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units may exceed their fair values. As a result of a change in our expectation of a further decline in tobacco packaging sales, we recorded an impairment charge of $14.3 million in the tobacco packaging reporting unit during the fourth quarter of 2006. As a result of competitive economic conditions affecting the paperboard packaging markets and changes in our profile relative to market capitalization and risks associated with the extent and timing of savings anticipated under our $25-million cost savings program, we recorded an impairment charge of $312.0 million during the fourth quarter of 2005. The fair values of the reporting units within the Paperboard Packaging segment were determined using the discounted cash flow model and confirmed using the guideline public companies model, which uses peer group metrics to value a company.

6	Restructuring Charges

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a global cost savings program. The scope of this program is extensive and involves a number of locations being either sold, closed or downsized. The program also involves broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives during the two year program is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives. Costs associated with the program have been recorded in "restructuring expenses, asset impairments and other exit costs” and “discontinued operations" in the accompanying consolidated statements of income.

In addition to charges related to the global cost savings program, in fiscal 2006 we recorded an asset impairment charge of $24.9 million related to the fixed assets of our tobacco reporting unit of the Paperboard Packaging reporting segment, which is also recorded in “restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of income. This impairment was recorded as a result of information provided by British American Tobacco (“BAT”), a major customer for Chesapeake’s tobacco packaging products. BAT informed Chesapeake that they plan to implement a supplier rationalization program which will substantially reduce the role of Chesapeake as a packaging supplier to BAT over the next two years.

Charges recorded during fiscal 2006 were primarily within the Paperboard Packaging segment. Charges recorded during fiscal 2005 were primarily recorded within the Paperboard Packaging and Corporate segments. These charges are summarized as follows:

(in millions)	12 Months Ended
	Dec. 31, 2006	Jan. 1, 2006
Employee-related costs	$9.8	$12.2
Asset impairment	27.9	-
Loss on asset sales, redeployment costs, and other exit costs	(0.3)	0.9
Total restructuring expenses, asset impairment and other exit costs	37.4	13.1
Less: Restructuring expenses, asset impairments and other exit costs attributed to discontinued operations	4.0	2.4
Restructuring expenses, asset impairments and other exit costs attributed to continuing operations	$33.4	$10.7

During the third quarter of fiscal 2005, Chesapeake initiated a manufacturing reorganization within our branded products sector of the Paperboard Packaging segment that included the closure of our carton operation at Oldbury, West Midlands, in the United Kingdom (the “Birmingham” site). The closure was substantially completed during the first quarter of fiscal 2006. The closure resulted in the termination of 190 employees. In connection with the closure, the Company recorded expenses of $4.3 million, primarily related to employee severance costs of approximately $3.4 million during 2005. During fiscal 2006, we incurred an additional $0.4 million of employee-related costs and a gain of $0.5 million related to plant asset sales, redeployment and disposal costs, which included the sale of the facility for approximately $4.7 million in October 2006.

During the fourth quarter of 2005, Chesapeake began negotiations related to the closure of our rigid box operation at Ezy-sur-Eure, France (the "Ezy” site). Under this reorganization, production of the products manufactured at the Ezy facility were transferred to other Company sites in Europe. The closure, which took place over the first 6 months of 2006, resulted in the termination or relocation of 59 employees. We recorded expenses of $2.4 million in the fourth quarter of 2005 of employee-related costs, including severance and other termination costs, and an additional $0.3 million in fiscal 2006. In addition, we recorded approximately $0.2 million in additional expenses during 2006, primarily related to asset redeployment and other exit costs. Prior to its closure, the Ezy facility formed part of the CLP operation. We completed the sale of CLP on July 31, 2006. The historical operating results of Ezy, including restructuring activities associated with Ezy, have been reflected as discontinued operations. See “Note 3 — Discontinued Operations.”

During the first quarter of fiscal 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom. Under the closure plan, production of products manufactured at the Bedford facility were transferred to other Company sites in the United Kingdom. The closure, which was completed in the third quarter of fiscal 2006, resulted in 89 employee terminations. We recognized approximately $2.2 million in employee-related costs during fiscal 2006 associated with this closure. In addition, we incurred costs of approximately $0.1 million related to Bedford asset disposals and redeployments. We expect to complete the sale of the facility in the first half of fiscal 2007.

During the second quarter of 2006 we recorded an asset impairment charge related to the fixed assets of CLP in the amount of $3.0 million and employee severance costs of $0.5 million. We completed the sale of CLP on July 31, 2006. The historical operating results of CLP, including restructuring activities associated with CLP, have been reflected as discontinued operations. See “Note 3 — Discontinued Operations.”

Under the global cost savings plan described above, we have recorded other employee-related costs of $6.4 million during fiscal 2006 and $6.4 million during 2005 for broad-based workforce and overhead reductions.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for fiscal 2006 and fiscal 2005. There were no restructuring charges during 2004.

(in millions)	Employee-related Costs	Asset Impairments	Other Exit Costs	Total
Balance January 2, 2005	$—	$—	$—	$—
Restructuring charges, asset impairments and other exit costs, continuing operations	9.8	—	0.9	10.7
Restructuring charges, asset impairments and other exit costs, discontinued operations	2.4	—	—	2.4
Cash payments in 2005	(5.6)	—	—	(5.6)
Other items - non cash	0.3	—	(0.9)	(0.6)
Balance January 1, 2006	6.9	—	—	6.9
Restructuring charges, asset impairments and other exit costs (benefits), continuing operations	9.0	24.9	(0.5)	33.4
Restructuring charges, asset impairments and other exit costs, discontinued operations	0.8	3.0	0.2	4.0
Cash payments	(14.7)	—	(1.6)	(16.3)
Asset impairments	—	(27.9)	—	(27.9)
Gain on asset sales	—	—	2.4	2.4
Other items - non cash	0.5	—	—	0.5
Balance December 31, 2006	$2.5	$—	$0.5	$3.0

7	Inventories

Year-end inventories consist of:

(in millions)	2006	2005
Finished goods	$59.5	$61.0
Work-in-process	21.3	19.7
Materials and supplies	28.6	27.8
Total	$109.4	$108.5

8	Long-Term Debt

Long-term debt at year-end consists of:

(in millions)	2006	2005
Notes payable - banks:
Credit lines	$138.6	$114.5
Unsecured notes:
10.375% Senior Subordinated Notes, due 2011	131.4	124.0
7% Senior Subordinated Notes, due 2014	132.0	118.3
Loan notes, average interest 4.6%, due 2006	—	7.6
IDA notes, average interest 6.3%, due 2019	50.0	50.0
Other debt, average interest 4.9%	15.8	18.5
Total debt	467.8	432.9
Less current portion	11.8	22.8
Total long-term debt	$456.0	$410.1

As of December 31, 2006, principal payments on debt for the next five years were: 2007, $11.8 million; 2008, $2.2 million; 2009, $131.3 million; 2010, $3.2 million; and 2011, $132.7 million.

In December 2003, Chesapeake filed a universal shelf registration statement with the SEC, which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies. We completed both a common stock and debt security offering under this shelf registration statement during 2004. In June 2005, $68.5 million of remaining availability under the shelf registration statement filed December 2003 was carried forward into a new aggregate $300 million universal shelf registration filed with the SEC, having terms and conditions substantially similar to the previous universal shelf registration. No offerings have been made under the current shelf registration statement and, as of the date this annual report was filed, the shelf registration statement was not effective pending filing of a post-effective amendment which we expect to file soon after the filing of this annual report with the SEC.

In February 2004, our senior credit facility under which we can guarantee loan note balances and borrow up to $250 million, was amended and restated and its maturity extended to February 2009. In February 2006, the senior credit facility was amended to make certain technical corrections and amendments, add provisions to accommodate strategic initiatives of the Company and adjust certain financial maintenance covenants during 2006 and 2007. Amounts available to be borrowed under the line of credit are limited by the amount currently borrowed and the amounts of outstanding letters of credit ($2.4 million at December 31, 2006). Nominal facility fees are paid on the unutilized credit line capacity and interest is charged primarily at LIBOR plus a margin based on our leverage ratio. We are required to pay a fee, which varies based on our leverage ratio, on the outstanding balance of certain loan notes and letters of credit. In addition, the amended and restated senior credit facility permits us to obtain, under certain circumstances, up to $200 million in additional term debt financing without requiring the consent of the senior credit facility lenders. Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt. The senior credit facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries, having a carrying value at December 31, 2006 of approximately $580 million. The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (“U.K.”) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries. Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries. Outstanding borrowings under the senior credit facility as of December 31, 2006 totaled $129.0 million. Other lines of credit totaling $30.5 million are maintained with several banks on an uncommitted basis, under which, $9.6 million was outstanding as of December 31, 2006.

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

In February 2005, we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2% notes which also matured during the first quarter of 2005. In August 2005, we redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.5 million associated with the debt extinguishment. In March 2006, we redeemed £5.0 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership. Our loan agreements also contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum senior leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of the end of 2006. The senior subordinated notes contain provisions allowing for early redemptions, under certain circumstances, at premiums of up to 7 percent in addition to outstanding principal and interest.

We have estimated the fair value of long-term debt at December 31, 2006, and January 1, 2006, to be $467.2 million and $440.7 million, respectively, compared to book values of $467.8 million and $432.9 million, respectively. The fair value is based on the quoted market prices for similar issues or current rates offered for debt of the same or similar maturities.

No interest expense was capitalized in 2005 or 2006. In 2004, interest expense of $0.4 million was capitalized related to the construction of two new plants in Germany.

9	Financial Instruments and Risk Concentration

Chesapeake’s strategy is to optimize the ratio of our fixed- to variable-rate financing to maintain an acceptable level of exposure to the risk of interest and foreign exchange rate fluctuation. From time to time, Chesapeake has entered into interest rate swaps to convert variable interest rate debt to fixed interest rate debt and vice versa and to obtain an acceptable level of interest rate risk. Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At December 31, 2006 and January 1, 2006, there were no interest rate swap agreements outstanding. In January 2004, Chesapeake terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million is being recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

In 2003, Chesapeake entered into a foreign currency forward exchange contract, to hedge an intercompany receivable, in a notional principal amount of £50 million and having a fair market value liability of $12.8 million at December 31, 2006. The contract matures in 2011.

We manage our foreign currency exposure primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. The €100 million senior notes issued in December 2004 have been effectively designated as a hedge of our net investment in euro functional currency subsidiaries. At December 31, 2006, $13.7 million related to the revaluation of the debt from euro to U.S. dollars was included as a debit to cumulative translation adjustment.

10	Income Taxes

Income tax expense (benefit) from continuing operations consists of:

(in millions)	2006	2005	2004
Current (benefit) expense:
Federal	$(2.7)	$(2.1)	$(1.6)
State	—	(0.8)	(0.4)
Foreign	2.9	9.9	8.5
Total current	$0.2	$7.0	$6.5
Deferred expense (benefit):
Federal	$2.8	$(2.8)	$(8.9)
State	(0.2)	(0.4)	—
Foreign	(10.5)	(8.2)	(1.2)
Total deferred	(7.9)	(11.4)	(10.1)
Total income taxes	$(7.7)	$(4.4)	$(3.6)

Significant components of the year-end deferred income tax assets and liabilities are:

(in millions)	2006	2005

Pension accrual	$27.7	$14.0
Accrued liabilities	8.4	6.4
Tax credit and net operating loss carryforward benefits	34.7	19.8
Deferred income	1.4	1.7
Other	0.4	2.6
Total deferred tax assets	72.6	44.5
Valuation allowance	(42.6)	(17.4)
Net deferred tax assets	30.0	27.1
Accumulated depreciation/amortization	(30.8)	(36.8)
Other	(0.1)	(2.1)
Deferred tax liabilities	(30.9)	(38.9)
Net deferred taxes	$(0.9)	$(11.8)

Balance sheet presentation:
Current deferred income taxes (included within prepaid expenses and other current assets)	$0.4	$0.8
Deferred income taxes (included within other assets)	8.3	4.4
Deferred income taxes	(9.6)	(17.0)

The valuation allowance relates to foreign income tax credit carryforwards that expire in 2009, to U.S. tax losses that expire by 2026 and to deferred tax assets that potentially will not be realized due to the inability to project future taxable income within the applicable tax loss carryforward periods. Our valuation allowance increased by $25.2 million in 2006 ($15.1 million recognized in expense, $0.5 million in discontinued operations and $9.6 million recognized in accumulated other comprehensive income as a result of adoption of SFAS 158 - See Note 11), $7.3 million in 2005 and $1.4 million in 2004, substantially as a result of charges to income tax expense.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense (benefit) follows:

	2006	2005	2004
(in millions, except percentages)
Earnings from continuing operations before income taxes	$(40.1)	$(311.1)	$12.6
Tax expense at U.S. statutory rate of 35%	(14.0)	(108.9)	4.4
State income taxes, net of federal benefit	(1.0)	(1.1)	(0.3)
Foreign income taxes rate differential	(3.5)	(4.8)	(4.7)
Non-deductible goodwill	5.0	105.0	—
Valuation allowances	15.1	7.5	1.4
Tax audit settlements and tax return adjustments	(3.5)	(2.1)	(3.6)
Tax rate adjustments	—	—	(0.8)
Tax/book basis differences	(5.7)	—	—
Other permanent items	(0.1)	—	—
Total tax expense (benefit)	$(7.7)	$(4.4)	$(3.6)

Effective income tax rate	19.2%	1.4%	(28.6)%

The components of (loss) income from continuing operations before taxes are:

(in millions)	2006	2005	2004

Domestic	$(16.0)	$(36.0)	$(28.1)
Foreign	(24.1)	(275.1)	40.7

(Loss) income from continuing operations before income taxes	$(40.1)	$(311.1)	$12.6

Undistributed earnings of our foreign subsidiaries amounted to approximately $150.4 million as of December 31, 2006, and our intention is to permanently reinvest these earnings. Accordingly, no provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any liability.

Our domestic and foreign tax filings are subject to periodic reviews by the collecting agencies. We believe any potential adjustments resulting from these examinations will not have a material effect on Chesapeake’s results of operations or financial position. See “Note 15 — Commitments and Contingencies.”

11	Employee Retirement and Postretirement Benefits

Chesapeake maintains noncontributory defined benefit retirement plans covering substantially all U.S. employees. We also maintain several contributory and noncontributory defined benefit retirement plans covering certain foreign employees. Pension benefits are based primarily on the employees’ compensation and/or years of service. We have taken several steps to minimize our exposure to the longer-term risks of defined benefit pension arrangements. Specifically, during the fourth quarter of 2006 we merged our U.S. pension plans for hourly and salaried employees and froze certain benefits under our supplemental executive retirement plan. During 2005, we froze benefits under certain of our U.S. plans and closed our principal U.K. plans to new entrants. The U.S. curtailment cost was not significant and was recorded in 2006 as the plan closure occurred following the measurement date in 2005.

We also provide certain healthcare and life insurance benefits to certain U.S. hourly and salaried employees who retire under the provisions of our retirement plans. Healthcare benefits are contributory or noncontributory, depending on retirement date, and life insurance benefits are noncontributory. In December 2003, Congress approved the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). At December 31, 2006, the Company believes certain of its postretirement benefits other than pensions are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. However, the Company has implemented in 2007 certain changes to its postretirement benefits other than pensions that the Company believes will make these benefits not actuarially equivalent to Medicare Part D and not eligible for the federal subsidy. Despite not being eligible for the federal subsidy, these changes are expected to have a favorable impact on future net periodic postretirement benefit cost.

On December 31, 2006 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The measurement date provisions are effective for fiscal years ending after December 15, 2008. For the 2006 and 2005 fiscal years, the Company used a September 30 measurement date. The provisions of SFAS 158 require prospective application.

The following schedule presents the incremental effects at December 31, 2006 of applying SFAS 158 to the individual line items within our consolidated balance sheets:

	Pre-SFAS 158	SFAS 158 Adoption Adjustments	Post-SFAS 158
(in millions)
Assets
Prepaid expenses and other current assets	$21.7	$(1.3)	$20.4
Other assets	114.0	(21.4)	92.6
Liabilities
Accrued expenses	82.9	1.0	83.9
Pension and postretirement benefits	25.1	77.6	102.7
Deferred income taxes	33.0	(23.4)	9.6
Stockholders’ Equity
Accumulated other comprehensive income (loss)	61.2	(77.9)	(16.7)

The amounts in accumulated other comprehensive (loss) that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total
(in millions)
Prior service (credit)	$(0.3)	$(0.4)	$(0.7)
Net loss	8.7	0.8	9.5

The following schedules present the changes in the plans’ benefit obligations and fair values of assets for 2006 and 2005:
					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2006	2005	2006	2005	2006	2005
Benefit obligation at beginning of year	$71.7	$67.2	$409.6	$365.2	$14.3	$16.0
Service cost	0.2	0.5	7.2	5.7	—	—
Interest cost	3.9	3.8	21.6	19.2	0.7	0.9
Plan participants’ contributions	—	—	5.0	5.1	0.2	0.2
Actuarial (gain) loss	(1.4)	5.2	(34.3)	64.0	2.9	0.1
Exchange rate changes/other	—	—	56.6	(38.3)	—	—
Benefits paid	(4.7)	(5.0)	(15.1)	(11.3)	(3.2)	(2.9)

Benefit obligation at end of year	$69.7	$71.7	$450.6	$409.6	$14.9	$14.3

Fair value of plan assets at beginning of year	61.6	56.5	281.1	247.6	—	—
Actual return on plan assets	5.1	7.5	37.9	46.3	—	—
Employer contributions	1.5	2.6	23.2	18.7	3.0	2.7
Plan participants’ contributions	—	—	5.0	5.2	0.2	0.2
Exchange rate changes/other	—	—	44.0	(25.4)	—	—

Benefits paid	(4.7)	(5.0)	(15.1)	(11.3)	(3.2)	(2.9)

Fair value of plan assets at end of year	$63.5	$61.6	$376.1	$281.1	$—	$—
Funded status at end of year	$(6.2)	(10.1)	$(74.5)	(128.5)	$(14.9)	(14.3)
Unrecognized actuarial loss		35.4		161.6		5.4
Unrecognized prior service cost		0.1		—		—
Contributions made between measurement date and fiscal year-end		0.4		—		—

Net amount recognized		$25.8		$33.1		$(8.9)

Amounts recognized in accumulated other comprehensive income consist of:

					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2006	2005	2006	2005	2006	2005
Net loss	$31.5	N/A	$117.8	N/A	$7.7	N/A
Prior service cost	0.5	N/A	(0.4)	N/A	—	N/A
Total amount recognized	$32.0		$117.4		$7.7

The following table provides the amounts recognized in the consolidated balance sheets as of each year:

					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2006	2005	2006	2005	2006	2005
Prepaid benefit cost	$5.9	$28.1	$1.6	$—	$—	$—
Accrued benefit liability	(12.1)	(10.7)	(76.1)	(55.0)	(14.9)	(8.9)
Accumulated other comprehensive income	32.0	8.4	117.4	88.1	7.7	—

Net amount recognized	$25.8	$25.8	$42.9	$33.1	$(7.2)	$(8.9)
Pension plans in which accumulated benefit obligation exceeds plan assets at the measurement date:
Projected benefit obligation	$19.2	$18.7	$396.1	$398.0
Accumulated benefit obligation	16.6	17.6	338.3	325.2
Fair value of plan assets	$7.1	$6.4	$322.9	$271.5

The accumulated benefit obligation for all defined benefit pension plans was $449.3 million at September 30, 2006, and $403.3 million at September 30, 2005.

The following table provides the assumptions used to calculate the benefit obligations and amounts recognized in the balance sheets:

					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
	2006	2005	2006	2005	2006	2005
Discount rate	5.88%	5.50%	5.00%	5.00%	5.88%	5.50%
Rate of compensation increase	4.50%	4.50%	3.50%	3.90%	4.50%	4.50%

The plans’ trustees select the expected return on plan assets by examining probabilities of expected 20-year return rates calculated by investment consulting companies using target asset allocations and expected inflation rates.

Plan Assets

Chesapeake’s pension plans’ weighted-average asset allocations at September 30, 2006, and 2005, by asset category, were as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans
	2006	2005	2006	2005
Equity securities*	66%	66%	65%	69%
Debt securities*	33	33	34	31
Other	1	1	1	—
Total	100%	100%	100%	100%

* Plan assets were not invested in Chesapeake securities during 2006 or 2005.

The objectives of the U.S. investment policy for plan assets are: to meet pension payment requirements; to achieve a rate of return above inflation to preserve the purchasing power of the assets; and to attempt to maintain pension costs in proportion to changes in total payroll and benefit costs. Investment guidelines are established to assure a reasonable opportunity of achieving the objectives without exposing the funds to excessive or undue investment risk. The target asset allocation for U.S. pension plans is 67 percent equity securities and 33 percent debt securities. The purpose of the equity investments is to provide appreciation in principal, growth of income and current income. Equity securities may include U.S. dollar denominated and international stocks. Debt securities are U.S. fixed income investments.

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

The investment policy for non-U.S. plans is set with regard to the plans’ liabilities, financial strength and statutory funding requirements. Long-term returns from equities are expected to keep pace with salary growth in the long term. Due to the relatively low proportion of retired members within the plans, the investment policy is equity-oriented. The target asset allocations for the non-U.S. plans are set separately for different investment portfolios with no rebalancing between the portfolios. Therefore, there is no combined portfolio target allocation.

In June 2006, $12.0 million was collected on an outstanding note receivable which has been included in the pre-funding vehicle for postretirement benefits other than pensions. The investments are presented in other assets in the consolidated balance sheets due to the nature of the pre-funding vehicle.

Contributions to our pension and postretirement plans in 2006 were $26.8 million, which included pre-funding contributions to non-U.S. plans of $15.1 million. We expect to contribute $26.3 million to our pension plans in 2007, which includes pre-funding contributions to the non-U.S. plans of $15.0 million, and we do not expect to make any pre-funding contributions to our other postretirement benefit plans in 2007.

The following table provides the components of net pension costs and the assumptions used to calculate net pension costs:

							Postretirement Benefits
	Pension Benefits						Other Than Pensions
	U.S. Plans			Non U.S. Plans
(dollars in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$0.2	$0.5	$0.5	$7.2	$5.7	$5.1	$—	$—	$—

Interest cost	3.9	3.8	3.9	21.6	19.2	17.3	0.8	0.9	1.0
Expected return on plan assets	(4.5)	(4.9)	(5.2)	(20.9)	(19.9)	(19.1)	—	—	—
Recognized actuarial loss	1.7	2.2	1.6	10.4	5.7	3.5	0.3	0.4	0.3
Net expense	$1.3	$1.6	$0.8	$18.3	$10.7	$6.8	$1.1	$1.3	$1.3
Discount rate	5.50%	5.88%	6.13%	5.00%	5.60%	5.50%	5.50%	5.88%	6.13%
Expected return on plan assets	8.00%	8.25%	8.25%	6.90%	7.40%	7.40%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.90%	3.90%	3.50%	4.50%	4.50%	4.50%

Component of Comprehensive Income

	Pension Benefits
(in millions)	2006	2005	2004
Decrease (increase) in pension liability included in other comprehensive income, net of taxes	$27.1	$(3.1)	$0.3

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans		Other Benefits
(in millions)	U.S. Plans	Non U.S. Plans
2007	$4.6	$15.1	$2.0
2008	4.7	15.7	1.9
2009	4.6	16.8	1.9
2010	4.5	16.9	1.8
2011	4.6	17.4	1.8
Years 2012-2016	23.9	30.4	7.7

Assumed Healthcare Cost Trend Rates

	2006	2005
Healthcare cost trend rate assumed for next year	9%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one percent change in assumed healthcare cost trend rates would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.5	$(0.2)

Defined Contribution Plans

Chesapeake sponsors, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, pre-tax savings programs for eligible domestic salaried and hourly employees. Participants’ contributions are matched by Chesapeake in cash up to designated contribution levels. Contributions are invested in several investment options, which may include Chesapeake common stock, as selected by the participating employee. At January 1, 2006, 300,000 shares of Chesapeake common stock are reserved for issuance under these programs. We also maintain various defined contribution plans covering certain foreign employees. Beginning in 2006 the Company also makes non-elective contributions to certain of these domestic and foreign defined contribution plans. Expense associated with these plans was approximately $4.7 million in 2006, $3.4 million in 2005 and $2.2 million in 2004.

12	Stockholders’ Equity

Chesapeake currently has 60 million authorized shares of common stock, $1.00 par value, of which 19,804,756 shares were outstanding as of December 31, 2006. We declared dividends of $0.88 per share during each of 2006, 2005 and 2004.

In addition to our common stock, Chesapeake’s authorized capital includes 500,000 shares of preferred stock ($100.00 par), of which 100,000 shares are designated as Series A Junior Participating Preferred Stock (“Series A Preferred”). No preferred shares were outstanding during the three years ended December 31, 2006.

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

Earnings Per Share (“EPS”)

Basic EPS is calculated using the weighted-average number of outstanding common shares for the periods, which were 19,418,103 in 2006; 19,401,229 in 2005; and 18,517,406 in 2004. Diluted EPS reflects the potential dilution that could occur if securities are exercised or converted into common stock, or result in the issuance of common stock that would then share in earnings. Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares for the periods, which were 19,418,103 in 2006; 19,401,229 in 2005; and 18,572,827 in 2004. The difference between the weighted-average shares used for the basic and diluted calculation is due to the number of shares for which “in-the-money” stock options are outstanding. The number of potentially dilutive shares excluded from the calculation of diluted EPS was 1.3 million in 2006; 1.2 million in 2005; and 1.3 million in 2004.

13	Stock Option and Award Plans

At December 31, 2006, we had four stock compensation plans for employees and officers: the 2005 Incentive Plan, the 1997 Incentive Plan, the 1993 Incentive Plan, and the 1987 Stock Option Plan. All four plans have been approved by our shareholders. The options outstanding as of January 1, 2006, were awarded under our 1993, 1997 and 2005 Incentive Plans. Up to 4,362,669 additional shares may be issued pursuant to all of the stock option and award plans; however, the Board of Directors has stated that all future grants will be made only from those shares available under the 2005 Incentive Plan, which had 1,484,113 additional shares available for issuance at December 31, 2006. Under the 2005 Incentive Plan, we may grant stock options, stock appreciation rights (“SARs”), stock awards, performance shares or stock units, and may make incentive awards to our key employees and officers. As to employees, the stock compensation plans are administered by the Executive Compensation Committee of the Board of Directors.

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

	2006	2005	2004
Weighted-average fair value of options at grant date	$4.85	$6.51	$8.66
Dividend yield	6.0%	4.1%	3.5%
Risk-free interest rates	4.7%	4.1%	3.5%
Volatility	57.4%	44.6%	45.4%
Expected option term (years)	5.8	5.0	5.0

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

The following schedule summarizes stock option activity for the year ended December 31, 2006:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2006	1,474,545	$27.40	4.8
Granted	80,300	14.60	10.0
Exercised	-	-	-
Forfeited/expired	(155,272)	25.02	-

Outstanding December 31, 2006	1,399,573	26.93	3.8	$190,938

Exercisable December 31, 2006	1,258,422	27.88	3.3	-

The following schedule summarizes information about stock options for the year ended December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price

$14.60 - $19.22	160,336	7.5	$16.24	80,136	$17.87
$19.23 - $23.07	223,618	5.1	$21.93	185,003	$21.96
$23.08 - $26.91	149,257	5.3	$25.48	126,921	$25.34
$26.92 - $30.76	630,667	3.0	$28.58	630,667	$28.58
$30.77 - $34.60	122,442	0.7	$33.01	122,442	$33.01
$34.61 - $38.45	113,253	1.6	$37.97	113,253	$37.97
	1,399,573			1,258,422

For the year ended December 31, 2006 the total share-based compensation expense for stock options was $0.7 million. The total income tax benefit recognized in net income related to this expense was $0.2 million. As of December 31, 2006 there was $0.6 million of total unrecognized compensation cost related to non-vested stock options. The cost is to be recognized over a weighted-average period of 2 years.

The following table summarizes the pro forma effect of stock-based compensation for fiscal 2005 and 2004 as if the fair value method of accounting for stock compensation had been applied. Due to the adoption of SFAS 123R in fiscal 2006, such pro forma information is not required with respect to fiscal 2006.

(in millions, except per share data)	2005	2004
Stock-based compensation expense, net of tax, included in net (loss) income as reported	$0.1	$0.5
Net (loss) income as reported	(314.3)	11.7
Pro forma stock-based compensation expense, net of tax	0.6	0.9
Pro forma net (loss) income	(314.9)	10.8
(Loss) earnings per share
As reported:
Basic	$(16.20)	$0.63
Diluted	(16.20)	0.63
Pro forma:
Basic	$(16.23)	$0.58
Diluted	(16.23)	0.58

Non-employee Directors

Chesapeake has a Directors' Deferred Compensation Plan that provides for annual grants of stock options or shares to non-employee directors. Up to 270,350 options for additional shares may be issued pursuant to the Directors' Plan; however, any future awards of stock options (or other equity compensation) to non-employee directors will be made under the 2005 Incentive Plan. For the year ended December 31, 2006, there were no options granted to non-employee directors. During 2006, 11,875 shares were granted to non-employee directors.

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

The fair value of each share of restricted stock is based on the fair market value of the stock on the date of grant. The probability of achieving the performance criteria is assessed each quarter and compensation expense is adjusted accordingly. For liability classified awards, compensation expense is further adjusted based on the fair value of the award at the end of the reporting quarter. If performance goals are not met no compensation cost is recognized and any previously recognized compensation cost is reversed. The following schedule summarizes non-vested restricted stock activity for the year ended December 31, 2006:

	Shares	Weighted-Average Grant Date Value

Outstanding grants at January 1, 2006	245,856	$24.75
New shares granted	186,100	17.36
Shares forfeited	(48,806)	18.86
Shares vested	(600)	19.64
Outstanding grants at December 31, 2006	382,550	$21.98

For the year ended December 31, 2006 the total share-based compensation expense for restricted stock was $0.2 million. The total income tax benefit recognized in net income related to this expense was $0.1 million. As of December 31, 2006 there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized over a weighted-average period of 2 years, assuming achievement of the performance criteria.

Stock Purchase Plans

Chesapeake has stock purchase plans for certain eligible salaried and hourly employees. Shares of Chesapeake common stock are purchased based on participant authorized payroll deductions and a company match of a portion of the employee contributions. At December 31, 2006, 388,104 shares remain available for issuance under these plans.

Stock-based Compensation Expense

The charges to income from continuing operations, net of forfeitures, for all stock-based employee compensation plans approximated $0.9 million in 2006, $0.1 million in 2005 and $0.7 million in 2004. See "Note 1 - Summary of Significant Accounting Policies" for additional information related to compensation expense for stock options.

14	Supplemental Balance Sheet and Cash Flow Information

Balance Sheet Information

(in millions)	2006	2005
Accrued expenses:
Compensation and employee benefits	$28.2	$27.8
Short-term portion of environmental liability	9.9	13.0
Fixed asset purchases	12.6	12.1
Restructuring	3.0	6.9
Interest	5.5	5.2
Accrued other taxes	6.4	5.1
Sales rebates	4.4	5.0
Government Grants	5.5	4.7
Other	8.4	9.7
Total	$83.9	$89.5

Accumulated other comprehensive (loss) income:
Foreign currency translation	$96.2	$56.0
Pension and other postretirement benefits adjustments, net of taxes	(117.9)	(67.1)
Fair market value of derivatives, net of tax	5.0	0.2
Total	$(16.7)	$(10.9)

Cash Flow Information

(in millions)	2006	2005	2004

Cash paid for:
Interest (net of amounts capitalized)	$38.9	$33.1	$38.1
Income taxes	4.6	13.1	(13.0)
Supplemental investing and financing non-cash transactions: Issuance of common stock for long-term incentive and employee benefit plans (net of forfeitures)	$0.2	$0.5	$2.6
Dividends declared not paid	4.4	4.3	4.3
Real estate transactions (notes received)	—	—	0.3
Assets obtained by capital lease	0.2	6.5	5.7
Assets financed*	12.6	12.1	8.3

* Amounts reported as financed are recorded as purchases of property, plant and equipment in the statement of cash flows in the year paid.

15	Commitments and Contingencies

Lease Obligations

Chesapeake leases certain assets (principally manufacturing equipment, office space, transportation and information processing equipment) generally for three- to five-year terms. Rental expense for operating leases for continuing operations totaled $9.5 million in 2006, $8.8 million in 2005 and $8.0 million in 2004. As of December 31, 2006, aggregate minimum rental payments in future years on noncancelable operating leases approximated $20.7 million. The amounts applying to future years are: 2007, $5.8 million; 2008, $5.4 million; 2009, $3.1 million; 2010, $2.2 million; 2011, $1.1 million; and thereafter, $3.1 million.

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

In June 1994 the U.S. Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified Wisconsin Tissue Mills (“WT”) that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT six other companies (Appleton Papers, Inc., Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997 the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997 the EPA announced that it was initiating the process of listing the Lower Fox River on the CERCLA National Priorities List of hazardous waste sites. On September 30, 2003 EPA and the Wisconsin Department of Natural Resources ("DNR"), in connection with the issuance of General Notice Letters under CERCLA to the PRPs requesting a good faith offer to conduct the remedial design for downstream portions of the Lower Fox River site, also notified Menasha Corporation and Sonoco Products Company that those companies were also considered potentially liable for the cost of response activities at the Lower Fox River site.

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

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA. We believe the remedial action required in the OU1-2 ROD may not be able to be completed with the expected funding provided under the Consent Decree. We are evaluating and discussing with EPA and Wisconsin alternative remedial actions that are environmentally appropriate but more cost effective than the remedial action selected in the OU1-2 ROD. No alternative remedial action for OU1 has been approved and the cost of any alternative remedial action is not determinable at this time. If the funding provided through the Consent Decree is not adequate to pay for the required remedial action, WT and Glatfelter have the option, but not the obligation, to contribute additional funds to complete the remedial action. WT remains potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the OU1-2 ROD.

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

In November 2006 EPA and Wisconsin proposed an alternative for remediation described in the ROD for OU2 and the OU3-5 ROD (the” Optimized Remedy”). The Optimized Remedy would combine capping with dredging to reduce the amount of dredging and is estimated to reduce risk more rapidly and be more cost effective than the remediation proposed in the OU3-5 ROD. The Optimized Remedy proposal indicates that a revised engineering estimate for the ROD remedy for OU2-5 is $580 million, whereas the engineering cost estimate for the Optimized Remedy for OU2-5 is $390 million. Public comments were received on the Optimized Remedy until January 11, 2007. Based on the public comments, EPA and Wisconsin could approve the Optimized Remedy or a modified version of the Optimized Remedy, choose a new set of remedial alternatives or not change the existing RODs for OU2-5.

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $280 million to $1.59 billion. The low end of this range assumes costs estimated in the OU1-2 ROD and the OU3-5 ROD and takes into account the -30 percent engineering estimating factor. The upper end of the range assumes costs estimated by consultants for the PRPs and includes a +50 percent engineering estimating factor. The OU1-2 ROD indicates that OU1 active remediation and restoration is expected to take approximately six years, while the OU3-5 ROD indicates that active remediation and restoration is expected to take approximately seven years. These estimates do not take into consideration possible future approvals of the Optimized Remedy or changes to the remediation currently required.

Based on current information and advice from our environmental consultants, we believe that the 1 part per million remedial action level, and the resulting aggressive effort to remove substantial amounts of PCB-contaminated sediments (most of which are buried under cleaner material or are otherwise unlikely to move) and dispose of the sediment off-site, as contemplated by the OU1-2 ROD and the OU3-5 ROD are excessive and would be environmentally detrimental and therefore inappropriate. The OU1-2 ROD, like the OU3-5 ROD, includes provisions that a contingent remedy for OU1 consisting of a combination of dredging and capping may be implemented if certain conditions in the OU1-2 ROD are met and such remedy would provide the same level of protection to human health and the environment as the selected remedy. We believe that alternative remedies, such as some of those proposed in the Optimized Remedy, that are less intrusive than those selected in the OU1-2 ROD and the OU3-5 ROD are more environmentally appropriate, cost effective and responsible methods of managing the risks attributable to the sediment contamination. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $20 million to $136 million, payable over a period of up to 40 years. In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

  In the fourth quarter of 2006, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. Our accrued environmental liabilities totaled approximately $53.5 million as of December 31, 2006, of which $9.9 million was considered short-term, and $60.0 million as of January 1, 2006, of which $13.0 million was considered short-term.

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

The Internal Revenue Service (“IRS”) has proposed Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WTM I Company, to a joint venture with Georgia-Pacific Corporation. The IRS issued a Notice of Deficiency based on those adjustments on May 25, 2006. Taking into account correlative adjustments to the Corporation’s tax liability in other years, the amount in dispute, including interest through December 31, 2006, is approximately $32 million.

We intend to defend our position vigorously with respect to the asserted deficiency. We have estimated our maximum potential exposure with respect to the matter to be approximately $32 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operation.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of December 31, 2006, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted. As of December 31, 2006 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of December 31, 2006 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of December 31, 2006 we believe our liability under these agreements was immaterial.

16	Business Segment Information

We currently conduct our business in four operating segments: Plastic Packaging, Pharmaceutical and Healthcare Packaging (“Pharma”), Branded Products Packaging (“Branded Products”) and Tobacco Packaging (“Tobacco”). The Pharma, Branded Products and Tobacco operating segments are aggregated into the Paperboard Packaging reportable segment. Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare, branded products (such as alcoholic drinks, confectioneries and foods), and tobacco. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals; and food and beverages. General corporate expenses are shown as Corporate.

Segments are determined by the “management approach” as described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which we adopted in 1998. Management assesses continuing operations based on operating income before interest and taxes derived from similar groupings of products and services. Consistent with management’s assessment of performance, goodwill impairments, gains (losses) on divestitures and restructuring expenses, asset impairments and other exit costs are excluded from segment operating income.

There were no material intersegment sales in 2006, 2005 or 2004. No single customer represented more than 10 percent of total net sales. Net sales are attributed to geographic areas based on the location of the segment’s geographically managed operations. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are cash, and other assets. Long-lived assets are primarily property, plant and equipment.

Financial Information by Business Segment:

(in millions)	2006	2005	2004
Net sales:
Paperboard Packaging	$840.4	$827.4	$830.9
Plastic Packaging	155.0	181.8	167.0
Consolidated net sales	$995.4	$1,009.2	$997.9

(in millions)	2006	2005	2004
Operating income:
Paperboard Packaging	$42.9	$49.8	$52.7
Plastic Packaging	17.9	15.0	21.5
Corporate	(15.9)	(17.1)	(15.3)
Goodwill impairment charge	(14.3)	(312.0)	—
Restructuring charges, asset impairments and other exit costs	(33.4)	(10.7)	—
Gain (loss) on divestitures	3.1	(2.8)	—
Consolidated operating income (loss)	$0.3	$(277.8)	$58.9
Identifiable assets:
Paperboard Packaging	$859.9	$826.7	$1,273.2
Plastic Packaging	171.2	184.2	183.2
Corporate	83.7	112.1	100.6
Consolidated assets	$1,114.8	$1,123.0	$1,557.0
Capital expenditures:
Paperboard Packaging	$28.1	$29.7	$30.1
Plastic Packaging	7.7	8.0	5.2
Corporate	—	0.6	0.2
Consolidated capital expenditures	$35.8	$38.3	$35.5
Depreciation and amortization:
Paperboard Packaging	$48.4	$48.4	$48.9
Plastic Packaging	7.8	9.6	10.3
Corporate	0.2	0.3	0.3
Discontinued operations	0.2	0.9	1.5
Consolidated depreciation and amortization	$56.6	$59.2	$61.0

Geographic Information:

(in millions)	2006	2005	2004
Net sales:
United Kingdom	$498.6	$557.6	$576.0
Germany	127.5	119.6	109.9
Ireland	90.6	79.8	74.3
France	82.1	78.9	70.8
U.S.	57.3	26.1	18.5
Belgium	53.1	61.2	60.7
South Africa	40.8	42.8	46.8
Other	45.4	43.2	40.9
Total	$995.4	$1,009.2	$997.9

Long-lived assets:
United Kingdom	$172.3	$186.4	$227.8
U.S.	105.9	133.2	101.2
Germany	65.4	66.9	77.0
Belgium	27.1	23.8	27.8
Ireland	25.5	23.4	28.3
France	24.9	24.8	31.4
South Africa	11.7	14.4	12.1
Other	13.7	16.5	17.8
Total	$446.5	$489.4	$523.4

 Recent Quarterly Results (Unaudited)

(in millions, except per share data)
					Per Share
Net		Gross	Income from Continuing		Income from Continuing Operations		Earnings		Dividends
Quarter	Sales	Profit	Operations	Net Income	Basic	Diluted	Basic	Diluted	Declared
2006
First(a)	$253.2	$ 44.6	$(3.8)	$(4.7)	$(0.20)	$(0.20)	$(0.24)	$(0.24)	$0.22
Second(b)	236.3	41.5	(0.7)	(4.8)	(0.04)	(0.04)	(0.25)	(0.25)	0.22
Third(c)	247.9	42.7	5.4	4.1	0.28	0.28	0.21	0.21	-
Fourth(d)	258.0	46.5	(33.3)	(34.2)	(1.72)	(1.72)	(1.76)	(1.76)	0.44
Year	$995.4	$175.3	$(32.4)	$(39.6)	$(1.67)	$(1.67)	$(2.04)	$(2.04)	$0.88
2005
First(e)	$ 264.1	$ 48.3	$ 3.0	$ 2.3	$ 0.15	$ 0.15	$0.12	$ 0.12	$0.22
Second(f)	251.0	47.2	2.6	(0.8)	0.13	0.13	(0.04)	(0.04)	0.22
Third(g)	244.8	44.8	1.8	1.2	0.09	0.09	0.06	0.06	0.22
Fourth(h)	249.3	41.1	(314.1)	(317.0)	(16.19)	(16.19)	(16.34)	(16.34)	0.22
Year	$1,009.2	$181.4	$(306.7)	$(314.3)	$(15.81)	$(15.81)	$(16.20)	$(16.20)	$0.88

(a) The first quarter of 2006 included restructuring charges of $2.8 million, net of income taxes; a loss on divestiture of $1.2 million, net of income taxes, related to the sale of the Company’s plastic packaging operation in Lurgan, Northern Ireland (“Lurgan”); a loss of $0.6 million, net of income taxes, for the redemption of £5.0 million principal amount of the Company’s 10.375% senior subordinated notes due 2011; and a loss of $0.9 million, net of income taxes, reported in discontinued operations primarily related to the operating results of the Company’s French luxury packaging business (“CLP”), which was sold in the third quarter of 2006.
(b) The second quarter of 2006 included restructuring charges of $1.6 million, net of income taxes and a loss of $4.1 million net of income taxes, reported in discontinued operations primarily related to the operating results of CLP.
(c) The third quarter of 2006 included restructuring charges of $1.3 million, net of income taxes; a gain on divestitures of $4.1 million, net of income taxes related to the sale of Lurgan; an income tax benefit of $4.1 million as a result of management’s reassessment of its valuation allowance for deferred income tax assets in France following the sale of CLP and a favorable settlement regarding an income tax contingency; and a loss of $1.3 million net of income taxes, reported in discontinued operations primarily related to the sale and operating results of CLP.
(d) The fourth quarter of 2006 included a goodwill impairment charge of $14.3 million, net of income taxes; an asset impairment charge of $21.1 million, net of taxes, restructuring charges of $0.6 million, net of income taxes; an income tax benefit of $1.6 million related to a favorable settlement regarding an income tax contingency and a loss of $0.9 million net of income taxes, reported in discontinued operations primarily related to an increase in the liability associated with the disposition of assets of Wisconsin Tissue Mills Inc. in 1999.
(e) The first quarter of 2005 included discontinued operations of $0.7 million, net of income taxes, including a gain of $0.7 million related to the reduction of the liability for contractual obligations related to the Company’s former Merchandising and Specialty Packaging segment that was divested in 2001 and the operating results of CLP.
(f) The second quarter of 2005 included a loss of $3.4 million, net of income taxes, on the write-down of promissory notes received in connection with the 2001 sale of a business included in the Company’s former Merchandising and Specialty Packaging segment and a loss of $3.4 million, net of income taxes, reported in discontinued operations, primarily related to the sale of our Bourgeot operation and operating results of CLP.
(g) The third quarter of 2005 included restructuring charges of $2.3 million, net of income taxes; a loss of $0.5 million, net of income taxes, for the redemption of £2.9 million principal amount of the Company’s 10.375% senior subordinated notes due 2011; and a loss of $0.6 million, net of income taxes, reported in discontinued operations primarily related to the operating results of CLP.
(h) The fourth quarter of 2005 included goodwill impairment charges of $311.7 million, net of income taxes; restructuring charges of $8.8 million, net of income taxes; an income tax benefit of $1.7 million related to the resolution of certain income tax contingencies; and a loss of $2.9 million, net of income taxes, reported in discontinued operations primarily related to the operating results of CLP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Chesapeake Corporation:

We have completed integrated audits of Chesapeake Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chesapeake Corporation and its subsidiaries (the "Company") at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Richmond, Virginia
March 5, 2007

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded based on that framework that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Prior Year Material Weaknesses

Management previously reported in its Annual Report on Form 10-K for the fiscal year ended January 1, 2006, a restatement of the Company’s consolidated financial statements and related financial information for fiscal 2004 and fiscal 2003 and for each of the quarters within fiscal 2005 and fiscal 2004. The determination to restate those consolidated financial statements and other financial information was made in order to correct errors in the Company’s accounting for deferred income taxes.

As a result of the accounting errors related to accounting for deferred income taxes, management concluded that as of January 1, 2006 and January 2, 2005, the Company did not maintain effective controls over the completeness and accuracy of its accounting for deferred income tax assets, including the related deferred income tax valuation allowance and the income tax (benefit) expense accounts. Accordingly, management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

 During the first quarter of fiscal 2006, management researched and reviewed the detailed technical requirements related to the accounting for deferred tax asset valuation allowances, and revised its policy regarding the presumed reversal pattern of taxable temporary differences. Management has documented its conclusions so that it can continue to be applied consistently and appropriately in future periods. Management concluded that the material weakness was effectively remediated as of April 2, 2006.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 25, 2007 (the “2007 Proxy Statement”), the information presented under the caption “Executive Officers of the Registrant” in Part I of this report and the information presented under the caption “Availability of Certain Reports, Committee Charters and Other Information” of Item 1. “Business” of this report is incorporated herein by reference.

The information presented under the captions ”Corporate Governance” of the 2007 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information presented under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of our 2007 Proxy Statement (excluding, however, the information presented under the subheading “Audit Committee Report”) is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2007 Proxy Statement is incorporated herein by reference.

The information presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” in Part II of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information presented under the captions “Transactions with Related Persons” and “Corporate Governance” of our 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information presented under the captions “Audit Committee Report — Audit Committee Pre-Approval Policy” and “Audit Committee Report — Fees of the Corporation’s Independent Registered Public Accounting Firm” of our 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of Item 8 of this report:

(i)	Financial Statements

•	Consolidated Balance Sheets — December 31, 2006 and January 1, 2006;

•	Consolidated Statements of Income and Comprehensive Income — Years ended December 31, 2006, January 1, 2006 and January 2, 2005;

•	Consolidated Statements of Cash Flows — Years ended December 31, 2006, January 1, 2006 and January 2, 2005;

•	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2006, January 1, 2006 and January 2, 2005;

•	Notes to Consolidated Financial Statements;

•	Recent Quarterly Results; and

•	Report of Independent Registered Public Accounting Firm

(ii)	Financial Statement Schedules

Schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in our Consolidated Financial Statements or notes thereto.

b.	Exhibits filed or incorporated by reference:

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 86-88 hereof. Exhibits 10.1 — 10.25 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

March 7, 2007	By	/s/ JOEL K. MOSTROM
Joel K. Mostrom
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ DAVID FELL	By	/s/ JOHN W. ROSENBLUM
	Sir David Fell Director		Dr. John W. Rosenblum Director

By	/s/ BRIAN J. BUCHAN	By	/s/ FRANK S. ROYAL
	Brian J. Buchan Director		Dr. Frank S. Royal Director

By	/s/ RAFAËL C. DECALUWÉ	By	/s/ BEVERLY L. THELANDER
	Rafaël C. Decaluwé Director		Beverly L. Thelander Director

By		By	/s/ JOSEPH P. VIVIANO
	Jeremy S. G. Fowden Director		Joseph P. Viviano Director

By	/s/ ANDREW J. KOHUT	By	/s/ HARRY H. WARNER
	Andrew J. Kohut President & Chief Executive Officer and Director (Principal Executive Officer)		Harry H. Warner Director

By	/s/ HENRI D. PETIT
Henri D. Petit Director

Each of the above signatures is affixed as of March 7, 2007.

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

10.1*	1987 Stock Option Plan (filed as Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1987, and incorporated herein by reference)
10.2*	Directors’ Deferred Compensation Plan (filed as Exhibit VII to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1980, and incorporated herein by reference)

10.3*	Non-Employee Director Stock Option Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-53478, and incorporated herein by reference)
10.4*	Executive Supplemental Retirement Plan, as amended and restated on February 27, 2007, filed herewith
10.5*	Retirement Plan for Outside Directors (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)
10.6*	Chesapeake Corporation Long-Term Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)
10.7*	Chesapeake Corporation 1993 Incentive Plan (filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-67384, and incorporated herein by reference)
10.8*	Chesapeake Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2006, and incorporated herein by reference)
10.9*	Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)
10.10*	Chesapeake Corporation 1997 Incentive Plan (filed as exhibit 4.5 to Form S-8 Registration Statement No. 333-30763, and incorporated herein by reference)
10.11*
Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.12*
First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of January 3, 2005 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.13*
Second Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of August 12, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.14*
Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.15*
First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of January 3, 2005 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.16*
Second Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of August 12, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.17*
Third Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of December 13, 2005 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and incorporated herein by reference)

10.18*
Amendments, effective December 31, 2004, to the Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.20 to the Registrant's Current Report on Form 8-K dated December 31, 2004, and incorporated herein by reference)

10.19*
Written Statement of Terms and Conditions of Employment, dated as of October 24, 2003, with Neil Rylance, (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.20*
First Amendment to Written Statement of Terms and Conditions of Employment with Neil Rylance, dated as of January 3, 2005 (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.21*
Executive Employment Agreement, dated as of April 22, 2003, with Joel K. Mostrom (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.22*
First Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of August 12, 2005 (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.23*
Second Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of January 3, 2005 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.24*
Chesapeake Corporation 2005 Incentive Plan (incorporated herein by reference from Annex I of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Exchange Act on March 25, 2005)

10.25*	Named Executive Officers’ and Directors’ compensation, filed herewith
11.1	Computation of Net Income Per Share of Common Stock, filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith
21.1	Subsidiaries, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
* Indicates management contract or compensatory plan or arrangement.