Form 10-Q
period 2007-04-01
CHESAPEAKE CORP /VA/
filed 2007-05-08
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Number of shares of $1.00 par value common stock outstanding as of May 4, 2007:
19,921,113 shares.

CHESAPEAKE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended
	Apr. 1, 2007	Apr. 2, 2006

Net sales	$272.0	$253.2

Costs and expenses:
Cost of products sold	222.4	208.6
Selling, general and administrative expenses	34.2	34.3
Restructuring expenses, asset impairments and other exit costs	0.8	4.0
Loss on divestiture	-	1.0
Other income, net	0.6	0.9
Operating income	15.2	6.2

Interest expense, net	10.7	9.4
Loss on extinguishment of debt	-	0.6
Income (loss) from continuing operations before taxes	4.5	(3.8)
Income tax expense	3.6	-
Income (loss) from continuing operations	$0.9	$(3.8)

Discontinued operations:
Loss from discontinued operations, net of income tax expense of $0.5 and $0	(0.2)	(0.9)
Net income (loss)	$0.7	$(4.7)
Basic earnings per share:
Income (loss) from continuing operations	$0.05	$(0.20)
Discontinued operations	(0.01)	(0.04)
Net income (loss)	$0.04	$(0.24)
Diluted earnings per share:
Income (loss) from continuing operations	$0.05	$(0.20)
Discontinued operations	(0.01)	(0.04)
Net income (loss)	$0.04	$(0.24)
Weighted average number of common shares outstanding:
Basic	19.4	19.4
Diluted	19.4	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	Apr. 1, 2007	Dec. 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$12.8	$7.8
Accounts receivable (less allowance of $4.0 and $3.9)	161.2	146.7

Inventories:
Finished goods	59.2	59.5
Work-in-process	19.4	21.3
Materials and supplies	32.8	28.6
Total inventories	111.4	109.4

Prepaid expenses and other current assets	21.8	20.4
Income taxes receivable	3.2	2.6
Total current assets	310.4	286.9

Property, plant and equipment, net	351.5	354.1
Goodwill	382.7	381.2
Other assets	89.9	92.6
Total assets	$1,134.5	$1,114.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Apr. 1, 2007	Dec. 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$143.7	$136.8
Accrued expenses	85.0	83.9
Income taxes payable	3.9	18.1
Current maturities of long-term debt	8.1	11.8
Dividends payable	4.3	4.4

Total current liabilities	245.0	255.0

Long-term debt	466.4	456.0
Environmental liabilities	43.2	43.6
Pensions and postretirement benefits	102.1	102.7
Deferred income taxes	6.5	9.6
Long-term income taxes payable	20.7	-
Other long-term liabilities	14.2	14.2

Total liabilities	898.1	881.1

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.9 million shares and 19.8 million shares, respectively	19.9	19.8
Additional paid-in-capital	93.7	93.6
Accumulated other comprehensive (loss)	(12.4)	(16.7)
Retained earnings	135.2	137.0

Total stockholders' equity	236.4	233.7

Total liabilities and stockholders' equity	$1,134.5	$1,114.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Quarters Ended
	Apr. 1, 2007	Apr. 2, 2006
Operating activities:
Net income (loss)	$0.7	$(4.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13.2	14.7
Deferred income taxes	0.7	0.2
Loss on extinguishment of debt	-	0.6
Loss on divestiture	-	1.0
Pension expense	3.8	5.1
Gain on sales of property, plant and equipment	(0.1)	(0.6)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(13.6)	(16.9)
Inventories	(1.4)	(0.2)
Other assets	-	1.8
Accounts payable	5.9	(3.8)
Accrued expenses	4.1	(0.7)
Income taxes payable and receivable, net	3.7	0.6
Contributions to defined benefit pension plans	(2.1)	(7.7)
Other	(0.7)	(0.4)

Net cash provided by (used in) operating activities	14.2	(11.0)

Investing activities:
Purchases of property, plant and equipment	(12.5)	(12.4)
Proceeds from sales of property, plant and equipment	1.1	1.4
Proceeds from divestiture, net of transaction costs	-	16.0

Net cash (used in) provided by investing activities	(11.4)	5.0

Financing activities:
Net borrowings on lines of credit	6.1	16.4
Payments on long-term debt	(0.5)	(10.7)
Proceeds from long-term debt	-	3.2
Debt issue costs	-	(0.8)
Dividends paid	(4.3)	(4.3)
Other	0.5	-

Net cash provided by financing activities	1.8	3.8
Effect of exchange rate changes on cash and cash equivalents	0.4	-

Increase (decrease) in cash and cash equivalents	5.0	(2.2)
Cash and cash equivalents at beginning of period	7.8	8.7
Cash and cash equivalents at end of period	$12.8	$6.5

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The December 31, 2006 consolidated balance sheet was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to current presentations. Specifically, certain amounts previously classified within “other income, net” have been reclassified to either “cost of goods sold” or “selling, general and administrative expenses.”

Our fiscal year ends on the Sunday nearest to December 31.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2007 interim periods are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Adjustments for items related to prior periods

The first quarter 2007 consolidated statements of earnings includes adjustments from prior periods, the net impact of which reduced net income from continuing operations before taxes by $0.1 million, income from continuing operations by $0.7 million and net income by $0.5 million. The adjustments, which were deemed immaterial to the current and prior periods, included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We do not believe the adoption of SFAS 159 will have a significant impact on our financial statements.

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

There were approximately 80,300 dilutive shares outstanding as of April 1, 2007 and there were no dilutive shares outstanding as of April 2, 2006 for purposes of calculating diluted EPS. As of April 1, 2007 and April 2, 2006, 1.4 million and 1.5 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income is as follows:

(in millions)	Quarters Ended

	Apr. 1, 2007	Apr. 2, 2006

Net income (loss)	$0.7	$(4.7)
Foreign currency translation	1.3	6.5
Change in fair market value of derivatives, net of tax	1.0	(0.1)
Amortization of unrecognized amounts in net periodic benefit cost, net of tax	2.0	(0.9)

Comprehensive income	$5.0	$0.8

NOTE 4. RESTRUCTURING AND OTHER EXIT COSTS

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a global cost savings program. The scope of this program is extensive and involves a number of locations being either sold, closed or downsized. The program also involves broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives during the two year program is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives. Costs associated with the program have been recorded in "restructuring expenses, asset impairments and other exit costs” and “discontinued operations" in the accompanying consolidated statements of earnings.

In addition to charges related to the global cost savings program, in the fourth quarter of fiscal 2006 we recorded an asset impairment charge of $24.9 million related to the fixed assets of our tobacco reporting unit of the Paperboard Packaging reporting segment. In the first quarter of 2007 we recorded a correction to reduce this impairment charge by $0.5 million, which is also recorded in “restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of earnings.

Charges recorded during the first quarters of fiscal 2007 and fiscal 2006 were primarily within the Paperboard Packaging segment. These charges are summarized as follows:

(in millions)	Quarters Ended
	April 1, 2007	April 2, 2006
Employee-related costs	$1.1	$3.9
Asset impairment	(0.5)	—
Loss on asset sales, redeployment costs, and other exit costs	0.2	0.3

Total restructuring expenses, asset impairment and other exit costs	0.8	4.2
Less: Restructuring expenses, asset impairments and other exit costs attributed to discontinued operations	—	0.2

Restructuring expenses, asset impairments and other exit costs attributed to continuing operations	$0.8	$4.0

During the third quarter of fiscal 2005, Chesapeake initiated a manufacturing reorganization within our branded products operating segment of the Paperboard Packaging reporting segment that included the closure of our carton operation at Oldbury, West Midlands, in the United Kingdom (the “Birmingham” site). The closure was substantially completed during the first quarter of fiscal 2006. In connection with the closure, the Company recorded additional expenses of approximately $0.3 million during the first quarter of fiscal 2006.

During the fourth quarter of 2005, Chesapeake began negotiations related to the closure of our rigid box operation at Ezy-sur-Eure, France (the "Ezy” site). Under this reorganization, production of the products manufactured at the Ezy facility was transferred to other Company sites in Europe. During the first quarter of fiscal 2006 we recorded additional expenses of approximately $0.2 million related to this closure, which took place over the first 6 months of 2006. Prior to its closure, the Ezy facility formed part of our French luxury packaging business (“CLP”). We completed the sale of CLP on July 31, 2006. The historical operating results of Ezy, including restructuring activities associated with Ezy, have been reflected as discontinued operations. (See Note 7.)

During the first quarter of fiscal 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom. Under the closure plan, production of products manufactured at the Bedford facility was transferred to other Company sites in the United Kingdom. During the first quarter of fiscal 2006 we recorded approximately $2.0 million in employee related costs. This closure was completed in the third quarter of fiscal 2006, and we expect to complete the sale of the facility in the first half of fiscal 2007. During the first quarter of fiscal 2007 we recorded approximately $0.1 million of additional restructuring expenses related to this facility.

In addition to the initiatives described above, we recorded other employee-related costs of approximately $1.6 million during the first quarter of fiscal 2006 and approximately $1.1 million during the first quarter of fiscal 2007 for broad-based workforce and overhead reductions.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for the first quarter of fiscal 2007.

(in millions)	Employee-related Costs	Asset Impairments	Other Exit Costs	Total
Balance December 31, 2006	$2.5	$—	$0.5	$3.0
Restructuring charges, asset impairments and other exit costs (benefits), continuing operations	1.1	(0.5)	0.2	0.8
Cash payments	(1.9)	—	(0.2)	(2.1)
Asset impairment	—	0.5	—	0.5
Balance April 1, 2007	$1.7	$—	$0.5	$2.2

NOTE 5. LOSS ON DIVESTITURE

Lurgan:

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

The divestiture resulted in a pre-tax net gain of $3.1 million ($2.9 million after tax) in fiscal 2006. The net gain of $3.1 million includes a pre-tax loss of $1.0 million on the sale recorded in the first quarter of 2006, and a pre-tax gain of $4.1 million due to the receipt of additional proceeds of $3.2 million and recovery of a portion of the subordinated loan note of $0.9 million recorded in the third quarter of 2006. In connection with the divestiture, we made a contribution of approximately $5.9 million to the non-U.S. defined benefit pension plan which covered the employees of the Lurgan facility.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

There were no changes in our goodwill balances during the first quarter of fiscal 2007 other than the effects of foreign currency translation.

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press"), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships. The cost and accumulated amortization of customer relationships as of April 1, 2007 were $16.2 million and $2.5 million, respectively. The cost and accumulated amortization of customer relationships as of December 31, 2006 were $16.2 million and $2.1 million, respectively. Amortization expense recorded during the first quarter of fiscal 2007 and fiscal 2006 for customer relationships was $0.4 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2007 (remaining 9 months)	$1.2
2008	1.6
2009	1.6
2010	1.6
2011	1.6

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

On July 31, 2006 we completed the sale of our CLP to Sofavie. CLP was included in our Paperboard Packaging segment. The sale price was 0.5 million Euro (approximately $0.6 million at the sale date). The sale resulted in a pre-tax and after-tax loss of $1.5 million in the third quarter of 2006. CLP's historical operating results have been reclassified and presented within "loss from discontinued operations" in the accompanying consolidated statements of earnings, as follows:

(in millions)
Quarter ended April 2, 2006
Revenue	$5.8

Pre-tax loss	$(0.8)

In the fourth quarter of 2000 we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”). These segments are accounted for as discontinued operations. We completed the sales of all the components of these segments in 2001. In the first quarter of 2007, we recorded approximately $0.5 million of expense related to the tax treatment of the disposition of assets of Wisconsin Tissue Mills, Inc. in 1999. This was partially offset by adjustments that were made in the first quarter of 2007 related to prior period items (see Note 1).

NOTE 8. INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

As a result of the adoption of the provisions of FIN 48 on January 1, 2007, the Company recognized a decrease in the liability for unrecognized tax benefits of approximately $1.8 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The Company has a total of $25.8 million of unrecognized tax benefits at January 1, 2007 of which $15.0 million is for potential interest that could be due on unrecognized tax benefits. If these benefits of $25.8 million were recognized they would have a positive affect on the Company’s effective tax rate. The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no changes from the date of adoption through April 1, 2007 other than interest expense, and the Company does not expect any of its unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company’s US federal income tax returns are open for audit for the years 1999 and 2004 to 2006. The Company’s UK income tax returns remain open for audit for the years 2002 to 2006.

The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions. Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with U.K. tax authorities. Our first quarter fiscal 2007 effective income tax rate was adversely affected by approximately $0.6 million related to the tax effects of the prior period adjustments that were recorded in the first quarter of 2007 (see Note 1). Our first quarter fiscal 2006 effective income tax rate was adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million partially offset by a deferred tax benefit of $0.6 million related to the transfer of assets in connection with the divestiture of the Lurgan operation (see Note 5).

NOTE 9. DEBT

In the first quarter of fiscal 2006 we redeemed 5.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

NOTE 10. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters ended April 1, 2007 and April 2, 2006 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters ended:	Apr. 1, 2007	Apr. 2, 2006	Apr. 1, 2007	Apr. 2, 2006	Apr. 1, 2007	Apr. 2, 2006
Service cost	$-	$-	$1.6	$1.7	$-	$-
Interest cost	1.0	0.9	5.5	5.1	0.2	0.2
Expected return on plan assets	(1.1)	(1.1)	(5.7)	(4.8)	-	-
Recognized actuarial loss	0.3	0.4	1.9	2.5	0.1	0.1
Curtailment loss	-	0.1	-	-	-	-

Net pension expense	$0.2	$0.3	$3.3	$4.5	$0.3	$0.3

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

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA. At the request of EPA and Wisconsin, as an alternative to a determination by EPA and Wisconsin that the funds remaining in the Consent Decree escrow account would be insufficient to complete the remedial action described in the OU1-2 ROD, WT and Glatfelter agreed with EPA and Wisconsin on an Agreed Supplement to Consent Decree (the “Supplement”) which was filed with the federal court on March 28, 2007. Under the provisions of the Supplement, WT will deposit an additional total of $6 million in the Consent Decree escrow account in equal installments of $2 million each on or before April 10, 2007; July 10, 2007; and January 10, 2008 as additional funding for remediation of OU1. We are evaluating and discussing with EPA and Wisconsin alternative remedial actions that are environmentally appropriate but more cost effective than the remedial action selected in the OU1-2 ROD. No alternative remedial action for OU1 has been approved and the cost of any alternative remedial action is not determinable at this time. If the funding provided through the Consent Decree escrow account is not adequate to pay for the required remedial action, WT and Glatfelter have the option, but not the obligation, to again contribute additional funds to complete the remedial action. WT remains potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the OU1-2 ROD.

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $25 million to $136 million, payable over a period of up to 40 years. In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated in the OU1-2 ROD and the OU3-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed large-scale dredging at a higher cost than estimated in the OU1-2 ROD and the OU3-5 ROD, and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

 In the first quarter of 2007, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. Our accrued environmental liabilities totaled approximately $53.9 million as of April 1, 2007, of which $10.7 million was considered short-term, and $53.5 million as of December 31, 2006, of which $9.9 million was considered short-term.
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

The Internal Revenue Service (“IRS”) has proposed certain Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WT, to a joint venture with Georgia-Pacific Corporation.  The IRS issued a Notice of Deficiency based on those adjustments on May 25, 2006.  After unsuccessful negotiations to resolve the matter, we filed a petition in United States Tax Court in July seeking a determination that the alleged deficiency is in error.  Taking into account correlative adjustments to the Corporation’s tax liability for other years, the net amount in dispute, including interest through April 1, 2007, is approximately $33 million.  In April 2007, the IRS amended its response to our petition to add an additional claim for an accuracy related 10 per cent penalty for an alleged substantial understatement of federal income tax in 1999.

We are defending our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $33 million.  However, we continue to believe that our tax treatment of the transaction was appropriate, that the recent claim for an accuracy related penalty is without merit and that we should prevail in this dispute with the IRS.  We do not expect the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of April 1, 2007, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted. As of April 1, 2007 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of April 1, 2007 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of April 1, 2007 we believe our liability under these agreements was immaterial.

NOTE 12. SEGMENT DISCLOSURE

We currently conduct our business in four operating segments: Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), Branded Products Packaging ("Branded Products") and Tobacco Packaging ("Tobacco"). The Pharma, Branded Products and Tobacco operating segments are aggregated into the Paperboard Packaging reportable segment. Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries, and foods); and tobacco. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate.

Segments are determined by the "management approach" as described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management assesses continuing operations based on operating income before interest and taxes derived from similar groupings of products and services. Consistent with management's assessment of performance, goodwill impairments, gains (losses) on divestitures and restructuring expenses, asset impairments and other exit costs are excluded from segment operating income.

There were no material intersegment sales during the first quarter of fiscal 2007 or fiscal 2006. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are primarily cash, certain nontrade receivables and other assets.

(in millions)	First Quarter
	2007	2006
Net sales:
Paperboard Packaging	$225.3	$205.8
Plastic Packaging	46.7	47.4

Consolidated net sales	$272.0	$253.2

Operating income:
Paperboard Packaging	$12.8	$9.5
Plastic Packaging	7.0	5.7
Corporate	(3.8)	(4.0)
Restructuring expenses, asset impairments and other exit costs	(0.8)	(4.0)
Loss on divestiture	-	(1.0)

Consolidated operating income	$15.2	$6.2

Depreciation and amortization:
Paperboard Packaging	$11.4	$12.2
Plastic Packaging	1.7	2.4
Corporate	0.1	-
Discontinued operations	-	0.1

Consolidated depreciation and amortization	$13.2	$14.7

(in millions)	Apr. 1, 2007	Dec. 31, 2006
Identifiable assets:
Paperboard Packaging	$872.1	$859.9
Plastic Packaging	179.9	171.2
Corporate	82.5	83.7

Total	$1,134.5	$1,114.8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The first quarter 2007 consolidated statements of earnings includes adjustments from prior periods, the net impact of which reduced net income from continuing operations before taxes by $0.1 million, income from continuing operations by $0.7 million and net income by $0.5 million. The adjustments, which were deemed immaterial to the current and prior periods, included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.

Consistent with our segment reporting in Note 12 to the Consolidated Financial Statements, operating income by segment excludes any goodwill impairments, gains or losses related to divestitures and restructuring expenses, asset impairments and other exit costs. Excluding these amounts from our calculation of segment operating income is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth first quarter net sales from continuing operations and operating income by reportable business segment:

	Quarter Ended		Quarter Ended
(in millions)	Apr. 1, 2007		Apr. 2, 2006
	Net Sales	Operating Income	Net Sales	Operating Income
Paperboard Packaging	$225.3	$12.8	$205.8	$9.5
Plastic Packaging	46.7	7.0	47.4	5.7
Corporate	-	(3.8)	-	(4.0)
Restructuring expenses, asset impairments and other exit costs	-	(0.8)	-	(4.0)
Loss on divestiture	-	-	-	(1.0)

Total	$272.0	$15.2	$253.2	$6.2

Net sales from continuing operations for the first quarter of fiscal 2007 were $272.0 million, an increase of $18.8 million, or 7 percent, from the comparable period in fiscal 2006. Changes in foreign currency exchange rates increased net sales by $19.3 million. Excluding changes in foreign currency exchange rates and the effects of acquisitions and divestitures, net sales were up 3 percent for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Tobacco and branded products paperboard packaging volumes in the first quarter of 2007 trailed first quarter of fiscal 2006 levels and plastic packaging sales were down in the first quarter of fiscal 2007 from the comparable prior year period primarily as a result of the March 2006 divestiture of Lurgan.

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of fiscal 2007 was $49.6 million, an increase of $5.0 million, or 11 percent, compared to $44.6 million for the first quarter of fiscal 2006. Excluding changes in foreign currency exchange rates, which increased gross margin by $3.7 million, gross margin increased $1.3 million. The increase in gross margin was partially due to reduced depreciation expense as a result of the fixed asset impairment in the tobacco reporting unit in the Paperboard Packaging segment, which was recorded in the fourth quarter of fiscal 2006. As a percentage of sales, gross margin remained flat at 18 percent for the first quarters of fiscal 2007 and fiscal 2006.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the first quarter of fiscal 2007 was 13 percent compared to SG&A for the first quarter of fiscal 2006 of 14 percent. Excluding changes in foreign currency exchange rates which increased SG&A expenses by $2.3 million, SG&A expenses in the first quarter of fiscal 2007 decreased $2.4 million compared to the comparable quarter of fiscal 2006, primarily as a result of initiatives under the global cost savings program.

Operating income for the first quarter of fiscal 2007 was $15.2 million compared to $6.2 million for the first quarter of fiscal 2006. Operating income for the first quarter of fiscal 2007 included restructuring expenses, asset impairments and other exit costs of $0.8 million related to the Company's cost savings program. Operating income for the first quarter of 2006 included restructuring expenses and other exit costs of $4.0 million related to the Company's cost savings program and a $1.0 million loss on the divestiture of the Company's plastic packaging operation in Lurgan, Northern Ireland. Changes in foreign currency exchange rates increased operating income by approximately $1.3 million for the first quarter of 2007 compared to the comparable quarter of fiscal 2006.

Net interest expense was $10.7 million for the first quarter of fiscal 2007, an increase of $1.3 million compared to the first quarter of fiscal 2006. The increase in net interest expense was primarily due to changes in foreign currency exchange rates, which increased interest expense approximately $0.6 million, and higher average interest rates on borrowings under our lines of credit during the first quarter of fiscal 2007. During the first quarter of fiscal 2006, the Company recognized a pre-tax and after-tax loss of $0.6 million, or $0.03 per share, on the early redemption of £5.0 million principal amount of its 10.375% senior subordinated notes due 2011.

The effective income tax rate from continuing operations for the first quarter of fiscal 2007 was 80 percent compared to an effective income tax rate of zero percent for the first quarter of 2006. The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions. Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with U.K. tax authorities. Our first quarter fiscal 2007 effective income tax rate is adversely affected by approximately $0.6 million related to the tax effects of the prior period adjustments that were recorded in the first quarter of 2007 (See Note 1 to the Consolidated Financial Statements). Our first quarter fiscal 2006 effective income tax rate was adversely affected by a capital gains tax of approximately $0.9 million partially offset by a deferred tax benefit of $0.6 million related to the sale of assets in connection with the divestiture of the Lurgan operation (see Note 5 to the Consolidated Financial Statements).

Income from continuing operations for the first quarter of fiscal 2007 was $0.9 million, or $0.05 per diluted share, compared to a loss from continuing operations of $3.8 million, or $0.20 per diluted share, for the first quarter of fiscal 2006.

Chesapeake's $25-Million Cost Savings Program

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a $25 million global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Global cost savings program initiatives initiated to date, once complete, are expected to result in annualized cost savings of approximately $25 million. We are evaluating potential additional cost savings initiatives in 2007 that, combined with the cost savings initiatives initiated to date, could exceed our $25 million annualized cost savings goal. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings.

During the first quarter of fiscal 2007 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $1.3 million associated with this program and made cash payments under the program of approximately $2.1 million. In addition, the Company recorded a credit of $0.5 million ($0.2 million after tax) as a correction to the fixed asset impairment of our tobacco reporting unit of the Paperboard Packaging segment. The impairment of $24.9 million ($21.1 million after tax) was recorded in the fourth quarter of fiscal 2006. During the first quarter of fiscal 2006 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $4.2 million associated with this program and made cash payments of approximately $5.4 million. (See Note 4 to the Consolidated Financial Statements.)

Discontinued Operations

On July 31, 2006 we completed the sale of our French luxury packaging business which was previously included in our Paperboard Packaging segment. In addition, discontinued operations includes amounts related to our former Land Development segment which was liquidated as of the end of the first quarter of 2004 and our former Merchandising and Specialty Packaging segment that was divested in 2001. (See Note 7 to the Consolidated Financial Statements.)

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2007	2006	$	%
First Quarter:
Net sales	$225.3	$205.8	19.5	9.4
Operating income	12.8	9.5	3.3	34.7
Operating income margin %	5.7%	4.6%

Net sales for the Paperboard Packaging segment were $225.3 million for the first quarter of fiscal 2007, an increase of $19.5 million, or 9 percent, from the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased net sales by $19.5 million, net sales in the first quarter of fiscal 2007 were comparable to the same period last year. The flat sales for the first quarter reflected increased sales of pharmaceutical and healthcare packaging offset by lower sales of tobacco and branded products packaging.

Operating income for the Paperboard Packaging segment for the first quarter of fiscal 2007 was $12.8 million, an increase of $3.3 million, or 35 percent, versus the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income by $1.2 million, operating income was up 22 percent for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase in operating income was primarily due to benefits from our cost savings program, reduced pension expense, and reduced depreciation expense as a result of the fixed asset impairment in the tobacco reporting unit recorded in the fourth quarter of 2006. This was partially offset by lower sales of tobacco packaging. We continue to evaluate alternative strategies to address the reduced sales volumes of tobacco packaging.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2007	2006	$	%
First Quarter:
Net sales	$46.7	$47.4	(0.7)	(1.4)
Operating income	7.0	5.7	1.3	22.8
Operating income margin %	15.0%	12.0%

Net sales for the Plastic Packaging segment for the first quarter of fiscal 2007 were $46.7 million, a decrease of $0.7 million, or 1 percent, from the comparable period in fiscal 2006. Foreign currency exchange rates decreased net sales by $0.2 million. In addition, first quarter 2006 included sales of $7.2 million by the Lurgan operation which was sold in the first quarter of fiscal 2006. Excluding changes in foreign currency exchange rates and the effect of the divestiture of Lurgan, net sales increased 17 percent for the first quarter of fiscal 2007 over the comparable quarter in fiscal 2006. The increase in net sales during the quarter was primarily due to increased sales of food and beverage packaging resulting from both increased volume and the partial pass-through of higher raw material costs.

Operating income for the Plastic Packaging segment for the first quarter of fiscal 2007 was $7.0 million, an increase of $1.3 million, or 23 percent, from the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income $0.2 million, operating income was up 19 percent for the quarter. The increase in operating income was primarily due to increased sales of food and beverage packaging.

Liquidity and Financial Position

Net cash provided by operating activities was $14.2 million for the first quarter of fiscal 2007, compared to net cash used in operating activities of $11.0 million for the first quarter of fiscal 2006. The increase in net cash generated by operating activities was primarily due to a decrease in working capital usage and spending associated with the global cost savings program. Net cash provided by operating activities for the first quarter of fiscal 2007 included spending under restructuring programs of $2.1 million. Net cash used in operating activities for the first quarter of fiscal 2006 included spending under restructuring programs of $5.4 million and pension funding connected with the divestiture of the Lurgan operation (see Note 5 to the Consolidated Financial Statements) of approximately $5.9 million.

Net cash used in investing activities in the first quarter of fiscal 2007 was $11.4 million compared to net cash provided by investing activities of $5.0 million in the first quarter of fiscal 2006. Net cash used in investing activities during the first quarter of fiscal 2007 reflects capital spending, slightly offset by cash proceeds from sale of fixed assets. Net cash provided by investing activities during the first quarter of fiscal 2006 reflects the cash proceeds received on the divestiture of the Lurgan operation, offset by capital spending. The Company's total capital spending was $12.5 million for the first quarter of fiscal 2007 compared to $12.4 million for the first quarter of fiscal 2006.

Net cash provided by financing activities in the first quarter of fiscal 2007 was $1.8 million, compared to net cash provided by financing activities of $3.8 million in the first quarter of fiscal 2006. Net cash provided by financing activities in the first quarter of fiscal 2007 primarily reflects increased borrowings on our lines of credit, partially offset by payment of dividends. During the first quarter of fiscal 2006, we made debt repayments of $10.7 million, which were more than offset by an increase in borrowings on our credit line of $16.4 million. We paid cash dividends of $4.3 million, or $0.22 per share, in the first quarter of fiscal 2007, and $4.3 million, or $0.22 per share, in the first quarter of fiscal 2006. On May 1, 2007, our Board of Directors decided to suspend the payment of dividends on our common stock, in light of the incremental cash requirements of our growth initiatives and the additional investment required in Western Europe to continue to improve our cost structure. The decision to suspend payment of a cash dividend does not affect the previously declared cash dividend of $0.22 a share payable May 15, 2007 to holders of record on April 16, 2007.

Our debt at April 1, 2007 was $474.5 million, up $6.7 million compared to December 31, 2006. Our debt-to-capital ratio was 67.0 percent as of April 1, 2007, compared to 66.7 percent at December 31, 2006. (Capital consists of debt and stockholders' equity.)

We were in compliance with all of our debt covenants as of the end of the first quarter of fiscal 2007. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; (d) income taxes; and (e) restructuring and other exit costs. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2006 fiscal year end.

Environmental

See Note 11 to the Consolidated Financial Statements for additional information on environmental matters.

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks and confectioneries, that are seasonal in nature. As a result, our Paperboard Packaging segment’s earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year. Our Plastic Packaging segment's markets include beverage and agrochemical markets in the southern hemisphere, and agrochemical markets in the northern hemisphere, that are seasonal in nature. As a result, our Plastic Packaging segment’s earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 resulted in an increase in our opening retained earnings of $1.8 million for fiscal 2007.

New Accounting Pronouncements

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows companies to choose, at specified election dates, to measure at fair value eligible financial assets and liabilities that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported at each subsequent reporting date on items for which the fair value option has been elected in earnings.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We do not believe the adoption of SFAS 159 will have a significant impact on our financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: our inability to realize the full extent of the expected savings or benefits from the $25-million global cost savings program and to complete such activities in accordance with its planned timetable and within the expected cost range; competitive products and pricing; production costs, particularly for raw materials such as folding carton and plastics materials and our ability to pass through increases in raw materials costs to our customers; fluctuations in demand; possible recessionary trends in United States and global economies; governmental policies and regulations; interest rates; fluctuations in foreign currency exchange rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports we file with the SEC.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 1, 2007. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 1, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of fiscal 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 11 of the Notes to Consolidated Financial Statements included herein.

Item 1A	Risk Factors

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

CHESAPEAKE CORPORATION
(Registrant)

Date: May 8, 2007	BY:	/s/ Guy Faller
Guy Faller
Controller
(Principal Accounting Officer)