Form 10-K/A
period 2006-12-31
CHESAPEAKE CORP /VA/
filed 2007-05-21
CIK 19731

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
The index of exhibits can be found on pages 3-5.

EXPLANATORY NOTE

Chesapeake Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K to amend and restate Exhibit 12.1 (Computation of Ratio of Earnings to Fixed Charges) filed under Item 15(b) to reflect the pretax income (loss) from continuing operations before adjustment for minority interests in consolidated subsidiaries or income/loss from equity investees.  These changes affected total earnings and the ratio of earnings to fixed charges.  The amendment and restatement increased the amount by which earnings, as defined, were inadequate to cover fixed charges by $7.7 million to $40.1 million in the fiscal year ended December 31, 2006, and by $3.7 million to $309.7 million in the fiscal year ended January 1, 2006.  The amendment and restatement impacted the ratio of earnings to fixed charges by (0.1) in the fiscal year ended January 2, 2005 and by 0.1 in the fiscal year ended December 28, 2003.  There was no impact on the ratio of earnings to fixed charges in the fiscal year ended December 29, 2002.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

b. Exhibits filed or incorporated by reference:

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index found on pages 3-5 hereof. Exhibits 10.1 — 10.25 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

May 21, 2007	By	/s/ JOEL K. MOSTROM
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
10.4*
Executive Supplemental Retirement Plan, as amended and restated on February 27, 2007, (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference)

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
10.11*
Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.12*
First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of January 3, 2005 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.13*
Second Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of August 12, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.14*
Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.15*
First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of January 3, 2005 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.16*
Second Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of August 12, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.17*
Third Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of December 13, 2005 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and incorporated herein by reference)

10.18*
Amendments, effective December 31, 2004, to the Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.20 to the Registrant's Current Report on Form 8-K dated December 31, 2004, and incorporated herein by reference)

10.19*
Written Statement of Terms and Conditions of Employment, dated as of October 24, 2003, with Neil Rylance, (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.20*
First Amendment to Written Statement of Terms and Conditions of Employment with Neil Rylance, dated as of January 3, 2005 (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.21*
Executive Employment Agreement, dated as of April 22, 2003, with Joel K. Mostrom (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.22*
First Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of August 12, 2005 (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.23*
Second Amendment to Executive Employment Agreement with Joel K. Mostrom, dated as of January 3, 2005 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.24*
Chesapeake Corporation 2005 Incentive Plan (incorporated herein by reference from Annex I of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Exchange Act on March 25, 2005)

10.25*
Named Executive Officers’ and Directors’ compensation, (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference)

11.1	Computation of Net Income Per Share of Common Stock, (filed as Exhibit 11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference)
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith
21.1	Subsidiaries, (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference)
23.1	Consent of PricewaterhouseCoopers LLP, (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
* Indicates management contract or compensatory plan or arrangement.