Form 10-Q
period 2007-07-01
CHESAPEAKE CORP /VA/
filed 2007-08-09
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Yes ☐ No ☑

Number of shares of $1.00 par value common stock outstanding as of August 3, 2007:
19,906,314 shares.

CHESAPEAKE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006

Net sales	$250.9	$236.3	$522.9	$489.5

Costs and expenses:
Cost of products sold	207.9	194.8	430.3	403.4
Selling, general and administrative expenses	35.1	32.9	69.3	67.2
Restructuring expenses, asset impairments and other exit costs	10.9	2.1	11.7	6.1
Loss on divestiture	-	-	-	1.0
Other income, net	0.4	1.3	1.0	2.2

Operating (loss) income	(2.6)	7.8	12.6	14.0

Interest expense, net	10.8	9.6	21.5	19.0
Loss on extinguishment of debt	-	-	-	0.6

Loss from continuing operations before taxes	(13.4)	(1.8)	(8.9)	(5.6)
Income tax (benefit) expense	(1.7)	(1.1)	1.9	(1.1)

Loss from continuing operations	$(11.7)	$(0.7)	$(10.8)	$(4.5)

Discontinued operations:
Loss from discontinued operations, net of income tax of $0.4 and $0 for the quarters ended July 1, 2007 and July 2, 2006, respectively, and $0.9 and $0 for the six months ended July 1, 2007 and July 2, 2006, respectively	(0.9)	(4.1)	(1.1)	(5.0)

Net loss	$(12.6)	$(4.8)	$(11.9)	$(9.5)

Basic earnings per share:
Loss from continuing operations	$(0.60)	$(0.04)	$(0.55)	$(0.23)
Discontinued operations	(0.05)	(0.21)	(0.06)	(0.26)

Net loss	$(0.65)	$(0.25)	$(0.61)	$(0.49)

Diluted earnings per share:
Loss from continuing operations	$(0.60)	$(0.04)	$(0.55)	$(0.23)
Discontinued operations	(0.05)	(0.21)	(0.06)	(0.26)

Net loss	$(0.65)	$(0.25)	$(0.61)	$(0.49)

Weighted average number of common shares outstanding:
Basic	19.4	19.4	19.4	19.4
Diluted	19.4	19.4	19.4	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	Jul. 1, 2007	Dec. 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4.1	$7.8
Accounts receivable (less allowance of $4.3 and $3.9)	147.9	146.7

Inventories:
Finished goods	65.7	59.5
Work-in-process	20.4	21.3
Materials and supplies	34.0	28.6
Total inventories	120.1	109.4

Prepaid expenses and other current assets	25.3	20.4
Income taxes receivable	3.9	2.6
Total current assets	301.3	286.9

Property, plant and equipment, net	358.7	354.1
Goodwill	389.9	381.2
Other assets	103.2	92.6
Total assets	$1,153.1	$1,114.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Jul. 1, 2007	Dec. 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$134.7	$136.8
Accrued expenses	91.4	83.9
Income taxes payable	2.8	18.1
Current maturities of long-term debt	6.5	11.8
Dividends payable	-	4.4

Total current liabilities	235.4	255.0

Long-term debt	479.7	456.0
Environmental liabilities	56.5	43.6
Pensions and postretirement benefits	103.6	102.7
Deferred income taxes	5.8	9.6
Long-term income taxes payable	21.1	-
Other long-term liabilities	17.7	14.2

Total liabilities	919.8	881.1

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.9 million shares and 19.8 million shares, respectively	19.9	19.8
Additional paid-in-capital	94.4	93.6
Accumulated other comprehensive (loss)	(3.6)	(16.7)
Retained earnings	122.6	137.0

Total stockholders' equity	233.3	233.7

Total liabilities and stockholders' equity	$1,153.1	$1,114.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006
Operating activities:
Net loss	$(11.9)	$(9.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25.9	28.8
Deferred income taxes	(0.1)	(0.4)
Loss on extinguishment of debt	-	0.6
Loss on divestiture	-	1.0
Asset impairment	-	3.0
Defined benefit pension and postretirement expense	7.5	10.0
Gain on sales of property, plant and equipment	(0.3)	(1.7)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	2.2	(10.4)
Inventories	(8.1)	(0.6)
Other assets	1.8	3.9
Accounts payable	(5.4)	(8.3)
Accrued expenses	4.0	(6.1)
Income taxes payable and receivable, net	2.5	(1.5)
Contributions to defined benefit pension plans	(4.2)	(11.5)
Other	1.5	1.7

Net cash provided by (used in) operating activities	15.4	(1.0)

Investing activities:
Purchases of property, plant and equipment	(24.9)	(20.4)
Proceeds from sales of property, plant and equipment	1.3	3.4
Proceeds from divestiture, net of transaction costs	-	15.0
Other	-	0.9

Net cash used in investing activities	(23.6)	(1.1)

Financing activities:
Net borrowings on lines of credit	12.5	20.3
Payments on long-term debt	(1.1)	(14.2)
Proceeds from long-term debt	-	3.2
Debt issue costs	(0.2)	(0.8)
Dividends paid	(8.5)	(8.6)
Other	0.6	-

Net cash provided by (used in) financing activities	3.3	(0.1)
Effect of exchange rate changes on cash and cash equivalents	1.2	0.2

Decrease in cash and cash equivalents	(3.7)	(2.0)
Cash and cash equivalents at beginning of period	7.8	8.7
Cash and cash equivalents at end of period	$4.1	$6.7

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

Adjustments for Items Related to Prior Periods

The consolidated statements of earnings for the six months ended July 1, 2007 includes adjustments from prior periods that were recorded in the first quarter of 2007, the net impact of which reduced net income from continuing operations before taxes by $0.1 million, income from continuing operations by $0.7 million and net income by $0.5 million. The adjustments, which were deemed immaterial to the current and prior periods, included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.

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

No dilutive shares were outstanding as of July 1, 2007 and July 2, 2006 for purposes of calculating diluted EPS. As of July 1, 2007 and July 2, 2006, 1.4 million and 1.5 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive (loss) income is as follows:

(in millions)	Quarters Ended		Six Months Ended

	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006

Net loss	$(12.6)	$(4.8)	$(11.9)	$(9.5)
Foreign currency translation	7.1	17.5	8.4	24.0
Change in fair market value of derivatives, net of tax	0.9	1.2	1.9	1.1
Amortization of unrecognized amounts in net periodic benefit cost, net of tax	0.8	(4.0)	2.8	(4.9)

Comprehensive (loss) income	$(3.8)	$9.9	$1.2	$10.7

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

In addition to charges related to the global cost savings program, in the fourth quarter of fiscal 2006 we recorded an asset impairment charge of $24.9 million related to the fixed assets of our tobacco reporting unit of the Paperboard Packaging reporting segment. In the first quarter of 2007 we recorded a correction to reduce this impairment charge by $0.5 million (see Note 1 - “Adjustments for Items Related to Prior Periods”), which is also recorded in “restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of earnings.

Charges recorded during the second quarter and first half of fiscal 2007 and fiscal 2006 were primarily within the Paperboard Packaging segment. These charges are summarized as follows:

(in millions)	Quarters Ended		Six Months Ended

	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006

Employee-related costs	$10.7	$2.7	$11.8	$6.5
Asset impairment	-	3.0	(0.5)	3.0
Loss on asset sales, redeployment costs, and other exit costs	0.2	0.2	0.4	0.6
Total restructuring expenses, asset impairment and other exit costs	10.9	5.9	11.7	10.1
Restructuring expenses, asset impairments and other exit costs attributed to discontinued operations	-	(3.8)	-	(4.0)
Restructuring expenses, asset impairments and other exit costs attributed to continuing operations	$10.9	$2.1	$11.7	$6.1

During the third quarter of fiscal 2005 Chesapeake initiated a manufacturing reorganization within our branded products operating segment of the Paperboard Packaging reporting segment that included the closure of our carton operation at Oldbury, West Midlands, in the United Kingdom (the “Birmingham” site). The closure was substantially completed during the first quarter of fiscal 2006. In connection with the closure, the Company recorded additional expenses of approximately $0.7 million during the first six months of fiscal 2006.

During the fourth quarter of 2005 Chesapeake began negotiations related to the closure of our rigid box operation at Ezy-sur-Eure, France (the "Ezy” site). Under this reorganization, production of the products manufactured at the Ezy facility was transferred to other Company sites in Europe. During the first six months of fiscal 2006 we recorded additional expenses of approximately $0.5 million related to this closure, which took place over the first six months of 2006. Prior to its closure, the Ezy facility formed part of our French luxury packaging business (“CLP”). We completed the sale of CLP on July 31, 2006. The historical operating results of Ezy, including restructuring activities associated with Ezy, have been reflected as discontinued operations. (See Note 7.)

During the first quarter of fiscal 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom. Under the closure plan, production of products manufactured at the Bedford facility was transferred to other Company sites in the United Kingdom. During the first six months of fiscal 2006 we recorded approximately $2.1 million of expense associated with this closure, of which $2.0 million was employee-related costs. This closure was completed in the third quarter of fiscal 2006, and we expect to complete the sale of the facility in the third quarter of fiscal 2007. During the first half of fiscal 2007 we recorded approximately $0.2 million of additional restructuring expenses related to this facility.

During the second quarter of 2006 we recorded an asset impairment charge related to the fixed assets of CLP in the amount of $3.0 million and employee severance costs of $0.5 million. We completed the sale of CLP on July 31, 2006. The historical operating results of CLP, including restructuring activities associated with CLP, have been reflected as discontinued operations. See Note 3.

During the second quarter of 2007, as a result of the reduced sales volume in our tobacco operating segment within our Paperboard Packaging reporting segment, we began negotiations related to the closure of our operation in Bremen, Germany (the “Bremen” site) as well as negotiations of workforce reductions at other operations within the operating segment. The reduction in sales volumes was primarily as a result of the previously announced supplier rationalization program by British American Tobacco, a major customer of our tobacco operating segment, which will substantially reduce our role as one of their packaging suppliers. During the second quarter of 2007, we recorded approximately $6.0 million of employee-related costs related to the planned Bremen closure and other workforce reductions within this operating segment. We are considering the possibility of the sale of the land and buildings at Bremen once production at the operation has ceased, which is currently expected during the first half of fiscal 2008. We continue to evaluate the market value of the land and buildings in preparation for this potential sale.

In addition to the initiatives described above, we recorded other employee-related costs of approximately $2.8 million during the first half of fiscal 2006 and approximately $5.8 million during the first half of fiscal 2007 for broad-based workforce reductions.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for the first half of fiscal 2007.

(in millions)	Employee-related Costs	Asset Impairments	Other Exit Costs	Total
Balance December 31, 2006	$2.5	$-	$0.5	$3.0
Restructuring charges, asset impairments and other exit costs (benefits), continuing operations	11.8	(0.5)	0.4	11.7
Cash payments	(3.4)	-	(0.8)	(4.2)
Asset impairment	-	0.5	-	0.5
Balance July 1, 2007	$10.9	$-	$0.1	$11.0

NOTE 5. LOSS ON DIVESTITURE

Lurgan:

On March 23, 2006 we completed the sale of our plastic packaging operation in Lurgan, Northern Ireland ("Lurgan") to a group led by existing management (the "Buyer"). The cash proceeds on sale, net of transaction costs, approximated $15 million. We also received a subordinated loan note of 1.25 million pounds Sterling (approximately $2.2 million at the sale date). The loan note has been fully reserved by management given our subordinated position and the extent of other acquisition indebtedness of the Buyer. The purchase and sale agreement includes customary warranties and indemnities related to our operation of the business prior to the transaction closing date. The purchase and sale agreement also provided for an arrangement whereby we received additional proceeds from the Buyer upon the subsequent sale of certain real property conveyed with the operation which occurred in the third quarter of 2006.

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

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

There were no changes in our goodwill balances during the first half of fiscal 2007 other than the effects of foreign currency translation.

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press"), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships. The cost and accumulated amortization of customer relationships as of July 1, 2007 were $16.2 million and $2.9 million, respectively. The cost and accumulated amortization of customer relationships as of December 31, 2006 were $16.2 million and $2.1 million, respectively. Amortization expense recorded during the first half of fiscal 2007 and fiscal 2006 for customer relationships was $0.8 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2007 (remaining 6 months)	$0.8
2008	1.6
2009	1.6
2010	1.6
2011	1.6

NOTE 7. DISCONTINUED OPERATIONS

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activity of continued and discontinued operations together. Results for the prior periods have been restated for this presentation.

Discontinued operations includes amounts related to CLP, our former French luxury packaging operation, as well as our former Land Development, Tissue and Merchandising and Specialty Packaging segments.

On July 31, 2006 we completed the sale of CLP to Sofavie. CLP was included in our Paperboard Packaging segment. The sale price was 0.5 million Euro (approximately $0.6 million at the sale date). The sale resulted in a pre-tax and after-tax loss of $1.5 million in the third quarter of 2006. CLP's historical operating results have been reclassified and presented within "loss from discontinued operations" in the accompanying consolidated statements of earnings, as follows:

(in millions)	Quarter ended Jul. 2, 2006	Six months ended Jul. 2, 2006

Revenue	$7.7	$13.5

Pre-tax loss	$(3.8)	$(4.6)

In the fourth quarter of 2000 we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”). These segments are accounted for as discontinued operations. We completed the sales of all the components of these segments in 2001. In the first half of 2007, we recorded approximately $1.7 million of expense related to the tax treatment of the disposition of assets of Wisconsin Tissue Mills Inc. in 1999. This was partially offset by adjustments that were made in the first quarter of 2007 related to prior period items (see Note 1).

NOTE 8. INCOME TAXES

In June 2006 the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 resulted in an increase in our opening retained earnings of $1.8 million for fiscal 2007.

As a result of the adoption of the provisions of FIN 48 on January 1, 2007, the Company recognized an increase in the current quarter of $0.6 million in the liability for unrecognized tax benefits.  The Company has a total of $27.2 million of unrecognized tax benefits at July 1, 2007 of which $16.1 million is for potential interest that could be due on unrecognized tax benefits.

The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions.  Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with non-U.S. tax authorities.  Our fiscal 2007 effective income tax rate was adversely affected by approximately $0.6 million related to the tax effects of the prior period adjustments that were recorded in the first quarter of 2007 (see Note 1). Our fiscal 2006 effective income tax rate was adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million, which was partially offset by a deferred tax benefit of $0.6 million related to the transfer of assets in connection with the divestiture of the Lurgan operation (see Note 5).  The effective income tax rate for fiscal 2006 also included a benefit of $1.8 million associated with the favorable settlement of income tax contingencies with U.K. tax authorities.

During July 2007 we completed negotiations with a non-U.S. tax authority to allow additional deductions of certain interest payments. As a result, we will record a $3.5 million income tax benefit in the third quarter of fiscal 2007 related to fiscal 2005 and fiscal 2006 tax years. In addition, this will have a favorable impact on the company’s fiscal 2007 tax rate.

NOTE 9. DEBT

In the first quarter of fiscal 2006 we redeemed 5.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

NOTE 10. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters and six month periods ended July 1, 2007 and July 2, 2006 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters Ended:	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
Service cost	$0.1	$-	$1.6	$1.8	$-	$-
Interest cost	0.9	0.9	5.5	5.4	0.2	0.2
Expected return on plan assets	(1.2)	(1.1)	(5.8)	(5.1)	-	-
Recognized actuarial loss	0.3	0.3	2.0	2.4	0.1	0.1

Net pension expense	$0.1	$0.1	$3.3	$4.5	$0.3	$0.3

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Six Months Ended:	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
Service cost	$0.1	$-	$3.2	$3.5	$-	$-
Interest cost	1.9	1.8	11.0	10.5	0.4	0.4
Expected return on plan assets	(2.3)	(2.2)	(11.5)	(9.9)	-	-
Recognized actuarial loss	0.6	0.7	3.9	4.9	0.2	0.2
Curtailment loss	-	0.1	-	-	-	-

Net pension expense	$0.3	$0.4	$6.6	$9.0	$0.6	$0.6

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

In January 2003 DNR and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selects a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The OU1-2 ROD estimates the present-worth cost of the proposed remedy for OU1 is $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate is an engineering cost estimate and the OU1-2 ROD states that the actual project cost is expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimates that the proposed dredging remedy for OU1 will be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD was amended as of June 2007 by a Record of Decision Amendment (the “Amended OU2-5 ROD”) to provide for dredging and disposal of a single deposit in OU2. The remainder of OU2 will be addressed by monitored natural recovery as provided in the original OU1-2 ROD.

On July 1, 2003 DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. On April 12, 2004, a Consent Decree (the "Consent Decree") regarding the remediation of OU1 by WT and Glatfelter was entered by a federal court. Under the terms of the Consent Decree, WT and Glatfelter agreed to perform appropriate remedial action in OU1 in accordance with the OU1-2 ROD under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter each paid $25 million to an escrow account, and EPA and Wisconsin obtained an additional $10 million from another source to supplement the funding. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. As provided in the Consent Decree, WT has been reimbursed from the escrow account for $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA. In March 2007, as an alternative to a determination by EPA and Wisconsin that the funds remaining in the Consent Decree escrow account would be insufficient to complete the OU1 remedial action described in the OU1-2 ROD, WT and Glatfelter agreed with EPA and Wisconsin on an Agreed Supplement to Consent Decree (the “Supplement”) which was filed with the federal court on March 28, 2007. Under the provisions of the Supplement, WT will deposit an additional total of $6 million in the Consent Decree escrow account in equal installments of $2 million each on or before April 10, 2007; July 10, 2007; and January 10, 2008 as additional funding for remediation of OU1. The payments required to date have been made. If the funding provided through the Consent Decree escrow account is not adequate to pay for the required OU1 remedial action, WT and Glatfelter have the option, but not the obligation, to again contribute additional funds to complete the remedial action. WT remains potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the OU1-2 ROD.

We are evaluating and discussing with EPA and Wisconsin alternative remedial actions for OU1. The OU1-2 ROD provides for a contingent remedy for OU1, similar to the remedial actions in the amended OU2-5 ROD, consisting of a combination of dredging and capping that may be implemented if certain conditions are met and such remedy would provide the same level of protection to human health and the environment as the selected remedy. We believe that alternative remedies, such as those in the amended OU2-5 ROD, that are less intrusive than those selected for OU1 in the OU1-2 ROD are more environmentally appropriate, cost effective and responsible methods of managing the risks attributable to sediment contamination in OU1. No alternative remedial action for OU1 has been approved.

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

In July 2003 EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). In June 2007 EPA and Wisconsin issued the Amended OU2-5 ROD. The Amended OU2-5 ROD modifies the remediation requirements for OUs 3 and 4 by reducing the volume of sediment to be dredged and providing for capping or sand cover as prescribed remediation where specific criteria are met. For OUs 2 and 5 the remedy is unchanged except that dredging is now required in a single deposit in OU2 and at the mouth of the Fox river in OU5. The estimated cost of the amended OU2-5 ROD is $390.3 million in 2005 dollars, including the present worth of long-term maintenance and monitoring over 100 years.

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $475 million to $1.0 billion. The low end of this range assumes that the remedy for OU1 will be amended to be substantially consistent with the remedy in the Amended OU2-5 ROD and relies on consultant estimates of future OU1 costs. For OU2-5, the low end of this range is based on the costs estimated in the Amended OU2-5 ROD. The upper end of the range assumes substantial additional dredging in OUs 1, 3 and 4 and costs substantially exceeding those estimated by the consultants and in the Amended 2-5 ROD. The OU1-2 ROD indicates that OU1 active remediation and restoration is expected to take approximately six years, while the Amended OU2-5 ROD indicates that active remediation and restoration is expected to take approximately nine years from the commencement of substantial activity. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $35 million to $143 million, payable over a period of up to 40 years. In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated by our consultants for OU1 and as estimated in the Amended OU2-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed substantial dredging in OU1, higher costs in all OUs and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

In the second quarter of 2007, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. Our accrued environmental liabilities totaled approximately $72.3 million as of July 1, 2007, of which $15.8 million was considered short-term, and $53.5 million as of December 31, 2006, of which $9.9 million was considered short-term.

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

The Internal Revenue Service (“IRS”) has proposed certain Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WT, to a joint venture with Georgia-Pacific Corporation.  The IRS issued a Notice of Deficiency based on those adjustments on May 25, 2006.  After unsuccessful negotiations to resolve the matter, we filed a petition in United States Tax Court in July, 2006 seeking a determination that the alleged deficiency is in error.  Taking into account correlative adjustments to the Corporation’s tax liability for other years, the net amount in dispute, including interest through July 1, 2007, is approximately $34 million.  In April 2007, the IRS amended its response to our petition to add an additional claim for an accuracy related 10 percent penalty for an alleged substantial understatement of federal income tax in 1999.

We are defending our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $34 million.  However, we continue to believe that our tax treatment of the transaction was appropriate, that the recent claim for an accuracy related penalty is without merit and that we should prevail in this dispute with the IRS.  We do not expect the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from: (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale. Most of our indemnity obligations under these sale agreements are: (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment. Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket. For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements. However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated. Other than the Fox River matter discussed in Environmental Matters above, as of July 1, 2007, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following: (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted. As of July 1, 2007 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith. As of July 1, 2007 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications. As of July 1, 2007 we believe our liability under these agreements was immaterial.

NOTE 12. SEGMENT DISCLOSURE

As of July 1, 2007 we conducted our business in four operating segments: Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), Branded Products Packaging ("Branded Products") and Tobacco Packaging ("Tobacco"). The Pharma, Branded Products and Tobacco operating segments are aggregated into the Paperboard Packaging reportable segment. Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products. The primary end-use markets for this segment are pharmaceutical and healthcare; branded products (such as alcoholic drinks, confectioneries, and foods); and tobacco. The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures. The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages. General corporate expenses are shown as Corporate.

In July 2007 we announced a change to our organizational structure, which will result in the consolidation of our Branded Products Packaging and Tobacco Packaging operating segments into one operating segment.

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

There were no material intersegment sales during the second quarter and first half of fiscal 2007 or fiscal 2006. Segment identifiable assets are those that are directly used in segment operations. Corporate assets are primarily cash, certain nontrade receivables and other assets.

(in millions)	Second Quarter		Year to Date
	2007	2006	2007	2006
Net sales:
Paperboard Packaging	$207.2	$202.1	$432.5	$407.9
Plastic Packaging	43.7	34.2	90.4	81.6

Consolidated net sales	$250.9	$236.3	$522.9	$489.5

Operating income:
Paperboard Packaging	$7.0	$10.4	$19.8	$19.9
Plastic Packaging	6.0	3.5	13.0	9.2
Corporate	(4.7)	(4.0)	(8.5)	(8.0)
Restructuring expenses, asset impairments and other exit costs	(10.9)	(2.1)	(11.7)	(6.1)
Loss on divestiture	-	-	-	(1.0)

Consolidated operating income	$(2.6)	$7.8	$12.6	$14.0

Depreciation and amortization:
Paperboard Packaging	$10.9	$12.0	$22.3	$24.2
Plastic Packaging	1.8	1.9	3.5	4.3
Corporate	-	0.1	0.1	0.1
Discontinued operations	-	0.1	-	0.2

Consolidated depreciation and amortization	$12.7	$14.1	$25.9	$28.8

(in millions)	Jul. 1, 2007	Dec 31, 2006
Identifiable assets:
Paperboard Packaging	$868.5	$859.9
Plastic Packaging	182.3	171.2
Corporate	102.3	83.7

Total	$1,153.1	$1,114.8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The consolidated statements of earnings for the six months ended July 1, 2007 includes adjustments from prior periods that were recorded in the first quarter of 2007, the net impact of which reduced net income from continuing operations before taxes by $0.1 million, income from continuing operations by $0.7 million and net income by $0.5 million. The adjustments, which were deemed immaterial to the current and prior periods, included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.

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

The following table sets forth second quarter and year-to-date net sales from continuing operations and operating income by reportable business segment:

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
(in millions)	Jul. 1, 2007		Jul. 2, 2006		Jul. 1, 2007		Jul. 2, 2006
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
Paperboard Packaging	$207.2	$7.0	$202.1	$10.4	$432.5	$19.8	$407.9	$19.9
Plastic Packaging	43.7	6.0	34.2	3.5	90.4	13.0	81.6	9.2
Corporate	-	(4.7)	-	(4.0)	-	(8.5)	-	(8.0)
Restructuring expenses, asset impairments and other exit costs	-	(10.9)	-	(2.1)	-	(11.7)	-	(6.1)
Loss on divestiture	-	-	-	-	-	-	-	(1.0)

Total	$250.9	$(2.6)	$236.3	$7.8	$522.9	$12.6	$489.5	$14.0

Net sales from continuing operations for the second quarter of fiscal 2007 were $250.9 million, an increase of $14.6 million, or 6 percent, from the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased sales by $14.5 million, sales were flat for the second quarter of fiscal 2007 compared to the second quarter fiscal 2006. Net sales from continuing operations for the first half of fiscal 2007 were $522.9 million, an increase of $33.4 million, or 7 percent, over the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased net sales by $33.8 million, and the combined effect of acquisitions and divestitures, sales were up 1 percent for the first half of the year. For the second quarter and first half of fiscal 2007 reduced sales of tobacco and branded products packaging were offset by the partial pass-through of higher raw material costs and increased volume within certain of our plastic packaging markets.

Gross margin, which is defined as net sales less cost of products sold, for the second quarter of fiscal 2007 was $43.0 million, an increase of $1.5 million, or 4 percent, compared to gross margin of $41.5 million for the second quarter of fiscal 2006. As a percentage of sales, gross margin decreased from 18 percent to 17 percent for the second quarter of fiscal 2007 versus fiscal 2006. Gross margin was $92.6 million for the first half of 2007 compared to gross margin of $86.1 for the same period in 2006. As a percentage of sales, gross margin remained flat at 18 percent for the first half of fiscal 2007 and fiscal 2006. For the second quarter and first half of fiscal 2007 lower sales of tobacco and branded products packaging, as well as a less favorable product mix of branded products packaging, were partially offset by increased volume within certain of our plastic packaging markets and the effect of reduced depreciation expense as a result of the fixed asset impairment in the tobacco reporting unit in the Paperboard Packaging reporting segment, which was recorded in the fourth quarter of fiscal 2006.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the second quarter remained flat at 14 percent compared to SG&A for the second quarter of fiscal 2006, and decreased from 14 percent to 13 percent for the first half of fiscal 2007 compared to the first half of fiscal 2006. The decline in SG&A as a percentage of net sales for the first half of fiscal 2007 compared to first half of fiscal 2006 reflects decreases in pension costs as well as cost savings under the Company's global cost savings program.

The operating loss for the second quarter of fiscal 2007 was $2.6 million compared to operating income of $7.8 million for the second quarter of fiscal 2006. The operating loss for the second quarter of fiscal 2007 included restructuring expenses and other exit costs of $10.9 million related to the Company’s cost savings program and other employee-related costs for workforce reductions within the tobacco packaging business. Operating income for the second quarter of fiscal 2006 included restructuring expenses and other exit costs of $2.1 million related to the Company's cost savings program. Changes in foreign currency exchange rates did not have a significant impact on the operating loss for the second quarter of 2007.

Operating income for the first half of fiscal 2007 and fiscal 2006 was $12.6 million and $14.0 million, respectively. Operating income for the first half of fiscal 2007 included restructuring expenses and other exit costs of $11.7 million related to the Company's cost savings program and other employee-related costs for workforce reductions within the tobacco packaging business. Operating income for the first half of fiscal 2006 included restructuring expenses and other exit costs of $6.1 million related to the Company's cost savings program and a $1.0 million loss on the divestiture of the Company's plastic packaging operation in Lurgan, Northern Ireland. Changes in foreign currency exchange rates increased operating income by approximately $1.4 million for the first half of 2007.

Net interest expense was $10.8 million for the second quarter of fiscal 2007, an increase of $1.2 million compared to the second quarter of fiscal 2006. Net interest expense was $21.5 million for the first half of fiscal 2007 compared to $19.0 million for the first half of fiscal 2006. The increase in net interest expense for both the second quarter and first half of fiscal 2007 was primarily due to changes in foreign currency exchange rates, which increased interest expense approximately $0.6 million and $1.2 million, respectively, increased borrowing levels during fiscal 2007, and higher average interest rates on borrowings under our lines of credit. During the first quarter of fiscal 2006, the Company recognized a pre-tax and after-tax loss of $0.6 million, or $0.03 per share, on the early redemption of £5.0 million principal amount of its 10.375% senior subordinated notes due 2011.

The effective income tax rates for continuing operations for the second quarter and first half of fiscal 2007 were 13 percent and 21 percent, respectively. The effective income tax rates for continuing operations for the second quarter and first half of fiscal 2006 were 61 percent and 20 percent, respectively. The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions. Additionally, the tax rates are influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with non-U.S. tax authorities. The effective income tax rate for the first half of fiscal 2007 is adversely affected by approximately $0.6 million related to the tax effects of the prior period adjustments that were recorded in the first quarter of 2007 (see Note 1). Our fiscal 2006 effective income tax rate was also adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million on the sale of assets in connection with the divestiture of the Lurgan operation (see Note 5). The effective income tax rate for the quarter and six-month period ended July 2, 2006 included a benefit of $1.8 million associated with the favorable settlement of income tax filing positions with U.K. tax authorities.

During July 2007 we completed negotiations with a non-U.S. tax authority to allow additional deductions of certain interest payments. As a result, we will record a $3.5 million income tax benefit in the third quarter of fiscal 2007 related to fiscal 2005 and fiscal 2006 tax years. In addition, this will have a favorable impact on our fiscal 2007 tax rate.

Loss from continuing operations for the second quarter of fiscal 2007 was $11.7 million, or $0.60 per diluted share, compared to a loss from continuing operations of $0.7 million, or $0.04 per diluted share, for the second quarter of fiscal 2006. Loss from continuing operations for the first half of fiscal 2007 was $10.8 million, or $0.55 per diluted share, compared to a loss from continuing operations of $4.5 million, or $0.23 per diluted share, in the first half of fiscal 2006.

Chesapeake's $25-Million Cost Savings Program

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a $25-million global cost savings program. The scope of this program is extensive and could ultimately involve a number of locations being either sold, closed or downsized. We also expect broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we are targeting specific improvements in operating processes.  The cost of these initiatives is expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets. Full implementation of this program is expected by the end of fiscal 2007. The ultimate costs and timing of this program will be dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives. Global cost savings program initiatives initiated to date, once complete, are expected to result in annualized cost savings of approximately $25 million. We are evaluating potential additional cost savings initiatives in 2007 that, combined with the cost savings initiatives initiated to date, could exceed our $25 million annualized cost savings goal. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings.

During the second quarter of fiscal 2007 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $4.9 million associated with this program and made cash payments under the program of approximately $2.1 million. During the first half of fiscal 2007 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $6.2 million associated with this program and made cash payments under the program of approximately $4.2 million. During the second quarter of fiscal 2006 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $5.9 million associated with this program and made cash payments under the program of approximately $4.6 million. During the first half of fiscal 2006 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $10.1 million associated with this program and made cash payments of approximately $10.0 million. (See Note 4.)

Other Restructuring Expenses, Asset Impairments and Exit Costs

During the first quarter of fiscal 2007 the Company recorded a credit of $0.5 million ($0.2 million after tax) as a correction to the fixed asset impairment of our tobacco reporting unit of the Paperboard Packaging segment. The impairment of $24.9 million ($21.1 million after tax) was recorded in the fourth quarter of fiscal 2006. In addition, during the second quarter of fiscal 2007 we recorded approximately $6.0 million of employee-related costs related to the planned Bremen plant closure and other workforce reductions as a result of the reduced sales of tobacco packaging.

Discontinued Operations

On July 31, 2006 we completed the sale of our French luxury packaging business which was previously included in our Paperboard Packaging segment. In addition, discontinued operations includes amounts related to our former Land Development, Tissue and Merchandising and Specialty Packaging segments. (See Note 7.)

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2007	2006	$	%
Six Months:
Net sales	$432.5	$407.9	24.6	6.0
Operating income	19.8	19.9	(0.1)	(0.5)
Operating income margin %	4.6%	4.9%

(in millions)			Increase/(Decrease)
	2007	2006	$	%
Second Quarter:
Net sales	$207.2	$202.1	5.1	2.5
Operating income	7.0	10.4	(3.4)	(32.7)
Operating income margin %	3.4%	5.1%

Net sales for the Paperboard Packaging segment were $207.2 million for the second quarter of 2007, an increase of $5.1 million, or 3 percent, from the comparable period in 2006. Excluding changes in foreign currency exchange rates, which increased net sales by $14.1 million, net sales were down 5 percent for the second quarter of fiscal 2007. Net sales for the Paperboard Packaging segment for the first half of fiscal 2007 were $432.5 million, an increase of $24.6 million, or 6 percent, compared to the first half of fiscal 2006. Excluding changes in foreign currency exchange rates, which increased net sales by $33.6 million, net sales were down 2 percent for the first half of fiscal 2007. For the second quarter and first half of fiscal 2007 the decrease in net sales was primarily due to reduced volumes of tobacco and branded products packaging. The decline in sales related to tobacco packaging was expected, and the decline in branded products packaging was primarily due to subdued demand for confectionary packaging in the UK.

Operating income for the Paperboard Packaging segment for the second quarter of fiscal 2007 was $7.0 million, a decrease of $3.4 million, or 33 percent, versus the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income by $0.5 million, operating income was down 37 percent for the second quarter of fiscal 2007. Operating income for the first half of fiscal 2007 was $19.8 million, a decrease of $0.1 million, or 1 percent, from the first half of fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income by $1.7 million, operating income was down 9 percent for the first half of fiscal 2007. The decrease in operating income for the second quarter and first half of fiscal 2007 was primarily due to lower sales of tobacco and branded products packaging, as well as a less favorable mix of branded products packaging, partially offset by reductions in pension and other postretirement benefits expense.

 Plastic Packaging

(in millions)			Increase/(Decrease)
	2007	2006	$	%
Six Months:
Net sales	$90.4	$81.6	8.8	10.8
Operating income	13.0	9.2	3.8	41.3
Operating income margin %	14.4%	11.3%

(in millions)			Increase/(Decrease)
	2007	2006	$	%
Second Quarter:
Net sales	$43.7	$34.2	9.5	27.8
Operating income	6.0	3.5	2.5	71.4
Operating income margin %	13.7%	10.2%

Net sales for the Plastic Packaging segment for the second quarter of fiscal 2007 were $43.7 million, an increase of $9.5 million, or 28 percent, from the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased net sales by $0.4 million, net sales were up 27 percent for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Net sales for the Plastic Packaging segment were $90.4 million for the first half of fiscal 2007, an increase of $8.8 million, or 11 percent, over the comparable period in fiscal 2006. The first half of fiscal 2006 included sales of $7.2 million by the Lurgan operation which was sold in the first quarter of fiscal 2006. Excluding changes in foreign currency exchange rates, which increased net sales by $0.2 million, and the combined effect of acquisitions and divestitures, sales were up 21% for the first half of fiscal 2007 compared to the first half of fiscal 2006. For the second quarter and first half of fiscal 2007 the increase in net sales relative to the prior year was due primarily to increased volume in our South African beverage operations and the partial pass-through of higher raw material costs throughout the segment.

Operating income for the Plastic Packaging segment for the second quarter of fiscal 2007 was $6.0 million, an increase of $2.5 million, or 71 percent, from the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income by $0.3 million, operating income was up 61% for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Operating income for the first half of fiscal 2007 was $13.0 million, an increase of $3.8 million, or 41 percent, compared to the first half of fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income by $0.5 million, and the combined effect of acquisitions and divestitures, operating income was up 35% for the first half of fiscal 2007 compared to the first half of fiscal 2006. Increases in operating income for the second quarter and first half of fiscal 2007 were the result of increased volume throughout the Plastic Packaging segment.

Liquidity and Financial Position

Net cash provided by operating activities was $15.4 million for the first half of fiscal 2007, compared to net cash used in operating activities of $1.0 million for the first half of fiscal 2006. For the first half of fiscal 2007, the increase in net cash provided by operating activities primarily reflects reduced spending under our global cost savings program, reduced working capital requirements and the effects of fiscal 2006 pension funding connected with the divestiture of the Lurgan operation (see Note 5) of approximately $5.9 million.

Net cash used in investing activities in the first half of fiscal 2007 was $23.6 million compared to $1.1 million in the first half of fiscal 2006. Net cash used in investing activities during the first half of fiscal 2006 reflects the cash proceeds received on the divestiture of the Lurgan operation, offset by capital spending. The Company's total capital spending was $24.9 million for the first half of fiscal 2007 compared to $20.4 million for the first half of fiscal 2006.

Net cash provided by financing activities in the first half of fiscal 2007 was $3.3 million, compared to net cash used in financing activities of $0.1 million in the first half of fiscal 2006. During the first half of fiscal 2007, we made debt repayments of $1.1 million, which were more than offset by an increase in borrowings on our credit lines of $12.5 million. During the first half of fiscal 2006, we made debt repayments of $14.2 million, which were more than offset by an increase in borrowings on our credit lines of $20.3 million. We paid cash dividends of $8.5 million, or $0.44 per share, in the first half of fiscal 2007, and $8.6 million, or $0.44 per share, in the first half of fiscal 2006.

On May 1, 2007, our Board of Directors decided to suspend the payment of dividends on our common stock, in light of the incremental cash requirements of our growth initiatives and the additional investment required in Western Europe and throughout the organization to continue to improve our cost structure.

Our debt at July 1, 2007 was $486.2 million, up $18.4 million compared to December 31, 2006. Our debt-to-capital ratio was 67.6 percent as of July 1, 2007, compared to 66.7 percent at December 31, 2006. (Capital consists of debt and stockholders' equity.)

We were in compliance with all of our debt covenants as of the end of the second quarter of fiscal 2007. We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

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

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes

In June 2006 the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 resulted in an increase in our opening retained earnings of $1.8 million for fiscal 2007.

As a result of the adoption of the provisions of FIN 48 on January 1, 2007, the Company recognized an increase in the current quarter of $0.6 million in the liability for unrecognized tax benefits.  The Company has a total of $27.2 million of unrecognized tax benefits at July 1, 2007 of which $16.1 million is for potential interest that could be due on unrecognized tax benefits.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 1, 2007. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 1, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter and first half of fiscal 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unrecognized Sales of Equity Securities and Use of Proceeds

The Corporation is the plan sponsor for the Chesapeake Corporation 401(k) Savings Plan (the "Plan"), a savings plan for employees of Chesapeake Pharmaceutical Packaging Company Inc.  The Plan became effective on November 1, 2005, and includes the Corporation's common stock as one of several investment options.  Since the Plan effective date, pursuant to participant elections a total of approximately 20,197 shares of common stock have been purchased by the Plan trustee for the accounts of 38 Plan participants at the prevailing market price per share at the respective times of purchase.  All of those shares were purchased by the Plan trustee in open market transactions, and no proceeds were received by the Corporation.  The Corporation has not yet filed a registration statement on Form S-8 with respect to the Plan.  The Corporation believes that purchases of common stock by the Plan trustee for participant accounts was a private placement that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"), pursuant to the exemption afforded by Section 4(2) of the Securities Act.  The Corporation intends to file a Form S-8 promptly with respect to the Plan. We believe that any potential liability associated with this matter would be immaterial to our financial position and to our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 25, 2007, the following business was transacted:

(1) Election of Directors -
All of the nominees for election to Class III of the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Jeremy S.G. Fowden	15,693,271	458,339
Andrew J. Kohut	15,604,904	546,706
Henri D. Petit	15,692,746	458,865
Frank S. Royal	15,511,654	639,956

(2) The appointment of PricewaterhouseCoopers LLP as independent auditors was ratified: 15,974,669 shares voted in favor; 119,273 shares voted against and 57,668 shares abstained (including broker non-votes)

(3) One stockholder proposal was voted on: 1,535,271 shares voted in favor; 11,617,923 shares voted against and 2,998,416 shares abstained (including broker non-votes)

Item 6.	Exhibits

(a)	Exhibits:
4.1
Amendment No. 4 dated June 18, 2007 to the Second Amended and Restated Credit Agreement dated as of February 23, 2004 (filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 and incorporated herein by reference)

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

CHESAPEAKE CORPORATION
(Registrant)

Date: August 9, 2007	BY:	/s/ Guy N. A. Faller
Guy N. A. Faller
Controller
(Principal Accounting Officer)