Form 10-Q
period 2007-09-30
CHESAPEAKE CORP /VA/
filed 2007-11-07
CIK 19731

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☑

Number of shares of $1.00 par value common stock outstanding as of  October 31, 2007:
19,859,847 shares.

CHESAPEAKE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Net sales	$266.4	$247.9	$789.3	$737.4

Costs and expenses:
Cost of products sold	219.0	205.2	649.3	608.6
Selling, general and administrative expenses	35.2	31.9	104.5	99.1
Restructuring expenses, asset impairments and other exit costs	3.3	1.6	15.0	7.7
Gain on divestiture	-	(4.1)	-	(3.1)
Other income, net	1.0	0.9	2.0	3.1
Operating income	9.9	14.2	22.5	28.2

Interest expense, net	11.5	10.1	33.0	29.1
Loss on extinguishment of debt	-	-	-	0.6
(Loss) income from continuing operations before taxes	(1.6)	4.1	(10.5)	(1.5)
Income tax benefit	(5.3)	(1.3)	(3.4)	(2.4)
Income (loss) from continuing operations	$3.7	$5.4	$(7.1)	0.9

Discontinued operations:
Loss from discontinued operations, net of income tax of $0.5 and $0 for the quarters ended September 30, 2007 and October 1, 2006, respectively, and $1.4 and $0 for the nine months ended September 30, 2007 and October 1, 2006, respectively	(0.5)	(1.3)	(1.6)	(6.3)
Net income (loss)	$3.2	$4.1	$(8.7)	$(5.4)
Basic earnings per share:
Income (loss) from continuing operations	$0.19	$0.28	$(0.37)	$0.04
Discontinued operations	(0.03)	(0.07)	(0.08)	(0.32)
Net income (loss)	$0.16	$0.21	$(0.45)	$(0.28)
Diluted earnings per share:
Income (loss) from continuing operations	$0.19	$0.28	$(0.37)	$0.04
Discontinued operations	(0.03)	(0.07)	(0.08)	(0.32)
Net income (loss)	$0.16	$0.21	$(0.45)	$(0.28)
Weighted average number of common shares outstanding:
Basic	19.4	19.4	19.4	19.4
Diluted	19.4	19.4	19.4	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	Sept. 30, 2007	Dec. 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4.3	$7.8
Accounts receivable (less allowance of $4.4 and $3.9)	161.9	146.7

Inventories:
Finished goods	68.3	59.5
Work-in-process	20.0	21.3
Materials and supplies	35.7	28.6
Total inventories	124.0	109.4

Prepaid expenses and other current assets	25.7	20.4
Income taxes receivable	10.9	2.6
Total current assets	326.8	286.9

Property, plant and equipment, net	366.1	354.1
Goodwill	396.1	381.2
Other assets	101.7	92.6
Total assets	$1,190.7	$1,114.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in millions, except shares and per share amounts; unaudited)

	Sept. 30, 2007	Dec. 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$141.2	$136.8
Accrued expenses	102.9	83.9
Income taxes payable	3.5	18.1
Current maturities of long-term debt	11.3	11.8
Dividends payable	-	4.4

Total current liabilities	258.9	255.0

Long-term debt	491.9	456.0
Environmental liabilities	50.5	43.6
Pensions and postretirement benefits	90.8	102.7
Deferred income taxes	5.3	9.6
Long-term income taxes payable	28.0	-
Other long-term liabilities	19.8	14.2

Total liabilities	945.2	881.1

Stockholders' equity:
Preferred stock, $100 par value, issuable in series; authorized, 500,000 shares; issued, none	-	-
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.9 million shares and 19.8 million shares, respectively	19.9	19.8
Additional paid-in-capital	94.0	93.6
Accumulated other comprehensive income (loss)	5.8	(16.7)
Retained earnings	125.8	137.0

Total stockholders' equity	245.5	233.7

Total liabilities and stockholders' equity	$1,190.7	$1,114.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006
Operating activities:
Net loss	$(8.7)	$(5.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39.1	42.8
Deferred income taxes	(6.3)	(3.0)
Loss on extinguishment of debt	-	0.6
Gain on divestiture	-	(1.7)
Asset impairment	0.2	3.0
Defined benefit pension and postretirement expense	11.4	15.1
Gain on sales of property, plant and equipment	(0.5)	(2.8)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(8.0)	(21.4)
Inventories	(8.5)	(1.4)
Other assets	3.2	5.7
Accounts payable	(2.7)	(4.9)
Accrued expenses	12.2	0.4
Income taxes payable and receivable, net	1.1	(2.1)
Contributions to defined benefit pension plans	(18.7)	(23.8)
Other	1.6	0.4

Net cash provided by operating activities	15.4	1.5

Investing activities:
Purchases of property, plant and equipment	(33.7)	(25.9)
Proceeds from sales of property, plant and equipment	3.0	5.0
Proceeds from divestiture, net of transaction costs	-	19.4

Net cash used in investing activities	(30.7)	(1.5)

Financing activities:
Net borrowings on lines of credit	20.3	31.3
Payments on long-term debt	(1.6)	(23.0)
Proceeds from long-term debt	-	3.6
Debt issue costs	(0.2)	(0.8)
Dividends paid	(8.5)	(12.9)
Other	0.4	-

Net cash provided by (used in) financing activities	10.4	(1.8)
Effect of exchange rate changes on cash and cash equivalents	1.4	(0.1)

Decrease in cash and cash equivalents	(3.5)	(1.9)
Cash and cash equivalents at beginning of period	7.8	8.7
Cash and cash equivalents at end of period	$4.3	$6.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The December 31, 2006 consolidated balance sheet was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates.  Certain prior period amounts have been reclassified to conform to current presentations.  Specifically, certain amounts previously classified within "other income, net" have been reclassified to either "cost of goods sold" or "selling, general and administrative expenses."

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

Adjustments for Items Related to Prior Periods

The consolidated statement of earnings for the nine months ended September 30, 2007 includes adjustments from prior periods that were recorded in the first quarter of 2007, the net impact of which reduced net income from continuing operations before taxes by $0.1 million, income from continuing operations by $0.7 million and net income by $0.5 million.  The adjustments, which were deemed immaterial to the current and prior periods, included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.

New Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
impact SFAS 157 will have on our financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ("SFAS 159").  SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We do not believe the adoption of SFAS 159 will have a significant impact on our financial statements.

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

No dilutive shares were outstanding as of September 30, 2007 and October 1, 2006 for purposes of calculating diluted EPS. As of September 30, 2007 and October 1, 2006, 1.3 million and 1.5 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income is as follows:

(in millions)	Quarters Ended		Nine Months Ended

	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Net income (loss)	$3.2	$4.1	$(8.7)	$(5.4)
Foreign currency translation	5.4	(1.5)	13.8	22.5
Change in fair market value of derivatives, net of tax	(0.3)	1.6	1.6	2.7
Amortization of unrecognized amounts in net periodic benefit cost, net of tax	2.4	(0.9)	7.1	(5.8)

Comprehensive income	$10.7	$3.3	$13.8	$14.0

NOTE 4. RESTRUCTURING AND OTHER EXIT COSTS

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a global cost savings program. The scope of this program was extensive and involved a number of locations being either sold, closed or downsized. The program also involved broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we targeted specific improvements in operating

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
processes.   The cost of these initiatives during the two-year program was expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets.  Full implementation of this program was expected by the end of fiscal 2007.  The ultimate costs and timing of this program was dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives.  Costs associated with the program have been recorded in "restructuring expenses, asset impairments and other exit costs" and "discontinued operations" in the accompanying consolidated statements of earnings.

In addition to charges related to the global cost savings program, in the fourth quarter of fiscal 2006 we recorded an asset impairment charge of $24.9 million related to the fixed assets of our tobacco reporting unit of the Paperboard Packaging reporting segment.  In the first quarter of 2007 we recorded a correction to reduce this impairment charge by $0.5 million (see Note 1 -"Adjustments for Items Related to Prior Periods"), which is also recorded in "restructuring expenses, asset impairments and other exit costs" in the accompanying consolidated statements of earnings.

Charges recorded during the third quarter and first nine months of fiscal 2007 and fiscal 2006 were primarily within the Paperboard Packaging segment.  These charges are summarized as follows:

(in millions)	Quarters Ended		Nine Months Ended

	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Employee-related costs	$2.6	$1.2	$14.4	$7.7
Asset impairments	0.7	-	0.2	3.0
Loss on asset sales, redeployment costs, and other exit costs	-	0.3	0.4	0.9

Total restructuring expenses, asset impairments and other exit costs	3.3	1.5	15.0	11.6
Restructuring expenses, asset impairments and other exit costs attributed to discontinued operations	-	0.1	-	(3.9)

Restructuring expenses, asset impairments and other exit costs attributed to continuing operations	$3.3	$1.6	$15.0	$7.7

During the third quarter of fiscal 2005 we initiated a manufacturing reorganization within our branded products operating segment of the Paperboard Packaging reporting segment that included the closure of our carton operation at Oldbury, West Midlands, in the United Kingdom (the "Birmingham" site).  The closure was substantially completed during the first quarter of fiscal 2006.  In connection with the closure, the Company recorded additional expenses of approximately $1.1 million during the first nine months of fiscal 2006, of which $0.4 million was employee-related costs.

During the fourth quarter of 2005 we began negotiations related to the closure of our rigid box operation at Ezy-sur-Eure, France (the "Ezy" site).  Under this reorganization, production of the products manufactured at the Ezy facility was transferred to other Company sites in Europe. During the first nine months of fiscal 2006 we recorded additional expenses of approximately $0.5 million related to this closure, which took place over the first six months of 2006.  Prior to its closure, the Ezy facility formed part of our French luxury packaging business ("CLP").  We completed the sale of CLP on July 31, 2006.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The historical operating results of Ezy, including restructuring activities associated with Ezy, have been reflected as discontinued operations.  (See Note 7.)

During the first quarter of fiscal 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom.  Under the closure plan, production of products manufactured at the Bedford facility was transferred to other Company sites in the United Kingdom.  During the first nine months of fiscal 2006 we recorded approximately $2.1 million of expense associated with this closure, of which $2.0 million was employee-related costs.  This closure was completed in the third quarter of fiscal 2006, and we expect to complete the sale of the facility during 2008.  During the first nine months of fiscal 2007 we recorded approximately $0.7 million of additional restructuring expenses related to this facility.

During the third quarter of 2006 we recorded an asset impairment charge related to the fixed assets of CLP in the amount of $3.0 million and employee severance costs of $0.5 million. We completed the sale of CLP on July 31, 2006.  The historical operating results of CLP, including restructuring activities associated with CLP, have been reflected as discontinued operations (see Note 7).

During the second quarter of 2007, as a result of the reduced sales volume in our tobacco operating segment within our Paperboard Packaging reporting segment, we began negotiations related to the closure of our operation in Bremen, Germany (the "Bremen" site) as well as negotiations of workforce reductions at other operations within the operating segment.  The reduction in sales volumes was primarily as a result of the previously announced supplier rationalization program by British American Tobacco, a major customer of our tobacco operating segment, which will substantially reduce our role as one of their packaging suppliers. During the third quarter and first nine months of fiscal 2007, we recorded approximately $1.0 million and $7.0 million, respectively, of employee-related costs related to the planned Bremen closure and other workforce reductions within this operating segment.  During the third quarter of 2007 we reached tentative agreement with a third party for the sale of the land, building and certain equipment at Bremen.  In addition, this agreement would include the assumption of the workforce by the third party.  We expect to complete this transaction during the fourth quarter of 2007.

In addition to the initiatives described above, we recorded other employee-related costs of approximately $4.8 million during the first nine months of fiscal 2006 and approximately $7.4 million during the first nine months of fiscal 2007 for broad-based workforce reductions.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for the first nine months of fiscal 2007.

(in millions)	Employee-Related Costs	Asset Impairments	Other Exit Costs	Total
Balance December 31, 2006	$2.5	$-	$0.5	$3.0
Restructuring charges, asset impairments and other exit costs, continuing operations	14.4	0.2	0.4	15.0
Cash payments	(7.9)	-	(0.9)	(8.8)
Asset impairments	-	(0.2)	-	(0.2)
Other items - non-cash	0.3	-	-	0.3
Balance September 30, 2007	$9.3	$-	$-	$9.3

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 5. GAIN ON DIVESTITURE

Lurgan:

On March 23, 2006 we completed the sale of our plastic packaging operation in Lurgan, Northern Ireland ("Lurgan") to a group led by existing management (the "Buyer").  The cash proceeds on sale, net of transaction costs, approximated $15 million.  We also received a subordinated loan note of 1.25 million pounds Sterling (approximately $2.2 million at the sale date).  The loan note has been fully reserved by management given our subordinated position and the extent of other acquisition indebtedness of the Buyer. The purchase and sale agreement included customary warranties and indemnities related to our operation of the business prior to the transaction closing date. The purchase and sale agreement also provided for an arrangement whereby we received additional proceeds from the Buyer upon the subsequent sale of certain real property conveyed with the operation which occurred in the third quarter of 2006.

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

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

There were no changes in our goodwill balances during the first nine months of fiscal 2007 other than the effects of foreign currency translation.

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc. ("Arlington Press"), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships.  The cost and accumulated amortization of customer relationships as of September 30, 2007 were $16.2 million and $3.3 million, respectively.  The cost and accumulated amortization of customer relationships as of December 31, 2006 were $16.2 million and $2.1 million, respectively.  Amortization expense recorded during the first nine months of fiscal 2007 and fiscal 2006 for customer relationships was $1.2 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2007 (remaining 3 months)	$0.4
2008	1.6
2009	1.6
2010	1.6
2011	1.6

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

(in millions)	Quarter ended Oct. 1, 2006	Nine months ended Oct. 1, 2006

Revenue	$3.2	$16.7
Pre-tax gain (loss)	$0.2	$(4.4)

In the fourth quarter of 2000 we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the "Tissue JV").  These segments are accounted for as discontinued operations.  We completed the sales of all the components of these segments in 2001.  In the first nine months of 2007, we recorded approximately $2.2 million of expense related to the tax treatment of the disposition of assets of Wisconsin Tissue Mills Inc. in 1999.  This was partially offset by adjustments that were made in the first quarter of 2007 related to prior period items (see Note 1).

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

As a result of the adoption of the provisions of FIN 48 on January 1, 2007, the Company recognized an increase in the current quarter of $0.7 million in the liability for unrecognized tax benefits.  The Company has a total of $28.0 million of unrecognized tax benefits at September 30, 2007 of which

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
$16.8 million is for potential interest that could be due on unrecognized tax benefits.  The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions.  Additionally, the tax rate is influenced by management's expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with non-U.S. tax authorities.

During July 2007 we completed negotiations with a non-U.S. tax authority to allow additional deductions of certain interest payments.  As a result, we recorded a $3.5 million income tax benefit in the third quarter of fiscal 2007 related to the fiscal 2005 and fiscal 2006 tax years and a $1.5 million benefit related to the first six months of 2007.  In addition, we recorded a net tax benefit of $1.2 million in the third quarter of 2007 resulting from a re-evaluation of our deferred taxes for changes in U.K. tax law and changes in statutory tax rates in Germany and the U.K. that become effective January 1, 2008.  The effective income tax rate for the first nine months of fiscal 2007 was adversely affected by approximately $0.6 million related to the tax effects of the prior period adjustments that were recorded in the first quarter of 2007 (see Note 1).

Our fiscal 2006 effective income tax rate was adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million on the sale of assets in connection with the divestiture of the Lurgan operation (see Note 5).  During the second quarter of 2006 we recorded an income tax benefit of $1.8 million associated with the favorable settlement of income tax filing positions with U.K. tax authorities.  During the third quarter of fiscal 2006 we recorded a $2.3 million income tax benefit as a result of management's reassessment of its valuation allowance for deferred income tax assets in France following the sale of our French luxury packaging business.

NOTE 9. DEBT

We were in compliance with all of our debt covenants as of the end of the third quarter of fiscal 2007.  Under our senior secured bank credit facility (the "Credit Facility"), as of the beginning of the first quarter of 2008, the maximum leverage ratio permitted will decrease from 5.0x to 4.25x and the minimum interest coverage ratio permitted will increase from 2.25x to 2.5x.  Based on our current projections, we may not be in compliance with these financial covenants at the end of the first quarter of 2008.  However, we expect to avoid compliance issues with these financial covenants by improving cash flows, reducing outstanding indebtedness, replacing or amending the Credit Facility or obtaining waivers from our lenders, but there can be no assurances that these alternatives will be successfully implemented.  Failure to comply would be an event of default under the Credit Facility.  If such an event of default were to occur, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility and, pursuant to cross-default provisions in many of the instruments that govern our other outstanding indebtedness, immediate payment of much of our other outstanding indebtedness could be required, all of which would likely have a material adverse effect on our business, results of operations and financial condition.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In the first quarter of fiscal 2006 we redeemed 5.0 million pounds Sterling principal amount of our 10.375 percent senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

NOTE 10. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The components of the net periodic benefit cost recognized during the quarters and nine month periods ended September 30, 2007 and October 1 , 2006 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters ended:	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Service cost	$-	$-	$1.7	$1.8	$-	$-
Interest cost	1.0	0.9	5.7	5.5	0.2	0.2
Expected return on plan assets	(1.2)	(1.1)	(5.9)	(5.1)	-	-
Recognized actuarial loss	0.4	0.3	1.9	2.5	0.1	0.1

Net pension expense	$0.2	$0.1	$3.4	$4.7	$0.3	$0.3

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Nine months ended:	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Service cost	$0.1	$-	$4.9	$5.3	$-	$-
Interest cost	2.9	2.7	16.7	16.0	0.6	0.6
Expected return on plan assets	(3.5)	(3.3)	(17.4)	(15.0)	-	-
Recognized actuarial loss	1.0	1.0	5.8	7.4	0.3	0.3
Curtailment loss	-	0.1	-	-	-	-

Net pension expense	$0.5	$0.5	$10.0	$13.7	$0.9	$0.9

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In January 2003 DNR and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selected a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. The OU1-2 ROD estimated the present-worth cost of the proposed remedy for OU1 as $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate was an engineering cost estimate and the OU1-2 ROD stated that the actual project cost was expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimated that the proposed dredging remedy for OU1 would be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD was amended as of June 2007 by a Record of Decision Amendment (the "Amended OU2-5 ROD") to provide for dredging and disposal of a single deposit in OU2.  The remainder of OU2 will be addressed by monitored natural recovery as provided in the original OU1-2 ROD.

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

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA.  In March 2007, as an alternative to a determination by EPA and Wisconsin that the funds remaining in the Consent Decree escrow account would be insufficient to complete the OU1 remedial action described in the OU1-2 ROD, WT and Glatfelter agreed with EPA and Wisconsin on an Agreed Supplement to Consent Decree (the "First Supplement") which was filed with the federal court on March 28, 2007. Under the provisions of the First Supplement, WT will deposit an additional total of $6 million in the Consent Decree escrow account in equal installments of $2 million each on or before April 10, 2007; July 10, 2007; and January 10, 2008 as additional funding for remediation of OU1.  The WT payments required to date have been made.  Glatfelter has also agreed to provide an additional $6 million for the Consent Decree escrow account.  If the funding provided through the Consent Decree escrow account is not adequate to pay for the required OU1 remedial action, WT and Glatfelter have the option, but not the obligation, to again contribute additional funds to complete the remedial action.  WT remains potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the OU1-2 ROD.

We are evaluating and discussing with EPA and Wisconsin alternative remedial actions for OU1.  We have presented to EPA and Wisconsin an alternative for OU1 remedial action which is less intrusive than that selected for OU1 in the OU1-2 ROD, more environmentally appropriate, more cost effective and a more responsible method of managing the risks attributable to sediment contamination in OU1.  No alternative remedial action for OU1 has been approved, but EPA and Wisconsin have indicated that they are considering proposing an amendment to the OU1-2 ROD which would reduce the amount of dredging required and provide for capping or sand cover where specified criteria are met in OU1.  Based

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
on the assumption of approval by EPA and Wisconsin of an amendment to the OU1-2 ROD for OU1, WT and Glatfelter have indicated to EPA and Wisconsin their intent to agree to complete the remediation of OU1 as required by an amended OU1-2 ROD, the estimated cost of which is $21 million in excess of funds already committed under the Consent Decree and the First Supplement.  A third party has agreed to contribute $7 million to additional costs in OU1.

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

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $475 million to $1.0 billion. The low end of this range assumes that the remedy for OU1 will be amended to be substantially consistent with the remedy in the Amended OU2-5 ROD and relies on consultant estimates of future OU1 costs.  For OU2-5, the low end of this range is based on the costs estimated in the Amended OU2-5 ROD. The upper end of the range assumes substantial additional dredging in OUs 1, 3 and 4 and costs substantially exceeding those estimated by the consultants and in the Amended 2-5 ROD.  The active remediation components of the alternative remedy proposed for OU1 are  expected to take approximately two more years, while the Amended OU2-5 ROD indicates that active remediation is expected to take approximately nine years from the commencement of substantial activity. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $35 million to $144 million, payable over a period of up to 40 years.  In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated by our consultants for OU1 and as estimated in the Amended OU2-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed higher costs in all OUs and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In the third quarter of 2007, we reviewed, and adjusted our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments. Our accrued environmental liabilities totaled approximately $68.1 million as of September 30, 2007, of which $17.6 million was considered short-term, and $53.5 million as of December 31, 2006, of which $9.9 million was considered short-term.

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

The Internal Revenue Service ("IRS") has proposed certain Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WT, to a joint venture with Georgia-Pacific Corporation.  The IRS issued a Notice of Deficiency based on those adjustments on May 25, 2006.  After unsuccessful negotiations to resolve the matter, we filed a petition in United States Tax Court in July, 2006 seeking a determination that the alleged deficiency is in error.  Taking into account correlative adjustments to our tax liability for other years, the net amount in dispute, including interest through September 30, 2007, is approximately $35 million.  In April 2007, the IRS amended its response to our petition to add an additional claim for an accuracy related 20 percent penalty for an alleged substantial understatement of federal income tax in 1999.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We are defending our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $35 million.  However, we continue to believe that our tax treatment of the transaction was appropriate, that the recent claim for an accuracy related penalty is without merit and that we should prevail in this dispute with the IRS.  We do not expect the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from:  (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale.  Most of our indemnity obligations under these sale agreements are:  (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment.  Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket.  For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements.  However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated.  Other than the Fox River matter discussed in Environmental Matters above, as of September 30, 2007, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following:  (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services.  Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted.  As of September 30, 2007 we believe our warranty obligations under such supply agreements were immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement.  Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith.  As of September 30, 2007 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications.  As of September 30, 2007 we believe our liability under these agreements was immaterial.

NOTE 12. SEGMENT DISCLOSURE

During July 2007 we announced a reorganization that included the realignment of operating segments.  As of September 30, 2007 we conduct our business in three operating segments:  Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), and Branded Products Packaging ("Branded Products").  The Branded Products operating segment includes the former Tobacco operating segment.  The Pharma and Branded Products operating segments are aggregated into the Paperboard Packaging reportable segment.  Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products.  The primary end-use markets for this segment are pharmaceutical and healthcare and branded products (such as alcoholic drinks, confectioneries, foods and tobacco).  The Plastic Packaging segment designs and manufactures plastic containers, bottles, preforms and closures.  The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages.  General corporate expenses are shown as Corporate.

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

There were no material intersegment sales during the third quarter and first nine months of fiscal 2007 or fiscal 2006.  Segment identifiable assets are those that are directly used in segment operations.  Corporate assets are primarily cash, certain nontrade receivables and other assets.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Third Quarter		Year to Date
	2007	2006	2007	2006
Net sales:
Paperboard Packaging	$224.6	$214.4	$657.1	$622.3
Plastic Packaging	41.8	33.5	132.2	115.1

Consolidated net sales	$266.4	$247.9	$789.3	$737.4

Operating income:
Paperboard Packaging	$13.7	$12.3	$33.5	$32.2
Plastic Packaging	3.1	2.7	16.1	11.9
Corporate	(3.6)	(3.3)	(12.1)	(11.3)
Restructuring expenses, asset impairments and other exit costs	(3.3)	(1.6)	(15.0)	(7.7)
Gain on divestiture	-	4.1	-	3.1

Consolidated operating income	$9.9	$14.2	$22.5	$28.2

Depreciation and amortization:
Paperboard Packaging	$11.4	$12.2	$33.7	$36.4
Plastic Packaging	1.8	1.8	5.3	6.1
Corporate	-	-	0.1	0.1
Discontinued operations	-	-	-	0.2

Consolidated depreciation and amortization	$13.2	$14.0	$39.1	$42.8

(in millions)	Sept. 30, 2007	Dec. 31, 2006
Identifiable assets:
Paperboard Packaging	$893.5	$859.9
Plastic Packaging	194.2	171.2
Corporate	103.0	83.7

Total	$1,190.7	$1,114.8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The consolidated statement of earnings for the nine months ended September 30, 2007 includes adjustments from prior periods that were recorded in the first quarter of 2007, the net impact of which reduced net income from continuing operations before taxes by $0.1 million, income from continuing operations by $0.7 million and net income by $0.5 million.  The adjustments, which were deemed immaterial to the current and prior periods, included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.

Consistent with our segment reporting described in Note 12 to the Consolidated Financial Statements, operating income by segment excludes any goodwill impairments, gains or losses related to divestitures and restructuring expenses, asset impairments and other exit costs. Excluding these amounts from our calculation of segment operating income is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth third quarter and year-to-date net sales from continuing operations and operating income by reportable business segment:

Sales and EBIT by Segment
	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2007		Oct. 1, 2006		Sept. 30, 2007		Oct. 1, 2006
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
Paperboard Packaging	$224.6	$13.7	$214.4	$12.3	$657.1	$33.5	$622.3	$32.2
Plastic Packaging	41.8	3.1	33.5	2.7	132.2	16.1	115.1	11.9
Corporate	-	(3.6)	-	(3.3)	-	(12.1)	-	(11.3)
Restructuring expenses, asset impairments and other exit costs	-	(3.3)	-	(1.6)	-	(15.0)	-	(7.7)
Gain on divestiture	-	-	-	4.1	-	-	-	3.1

Total	$266.4	$9.9	$247.9	$14.2	$789.3	$22.5	$737.4	$28.2

Net sales from continuing operations for the third quarter of fiscal 2007 were $266.4 million, an increase of $18.5 million, or 7 percent, from the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased sales by $17.0 million, sales were up 1% compared to the third quarter fiscal 2006.  Net sales from continuing operations for the first nine months of fiscal 2007 were $789.3 million, an increase of $51.9 million, or 7 percent, over the comparable period in fiscal 2006.  Excluding changes in foreign currency exchange rates, which increased net sales by $50.8 million, and the combined effect of acquisitions and divestitures, sales were up 1 percent for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. For the third quarter and first nine months of fiscal 2007 reduced sales of branded products packaging were offset by the partial pass-through of higher raw material costs and increased volume within certain of our plastic packaging markets.

Gross margin, which is defined as net sales less cost of products sold, for the third quarter of fiscal 2007 was $47.4 million, an increase of $4.7 million, or 11 percent, compared to gross margin of $42.7 million for the third quarter of fiscal 2006.  Gross margin was $140.0 million for the first nine months of fiscal 2007 compared to gross margin of $128.8 million for the same period in fiscal 2006.  As a percentage of sales, gross margin increased from 17 percent to 18 percent for the third quarter and first nine months of fiscal 2007 versus fiscal 2006.  For the third quarter and first nine months of fiscal 2007 lower sales of tobacco packaging, as well as a less favorable product mix of other branded products packaging, were partially offset by increased volume within certain of our plastic packaging markets and the effect of reduced depreciation expense as a result of the fixed asset impairment in the tobacco reporting unit in the Paperboard Packaging reporting segment, which was recorded in the fourth quarter of fiscal 2006.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2007 remained flat at 13 percent compared to SG&A for the third quarter and first nine months of fiscal 2006.  Decreases in pension costs as well as cost savings under the Company's global cost savings program were offset by costs incurred in connection with strategic initiatives.

Operating income for the third quarter of fiscal 2007 was $9.9 million compared to operating income of $14.2 million for the third quarter of fiscal 2006.  Operating income for the third quarter of fiscal 2007 included restructuring expenses and other exit costs of $3.3 million related to the Company's cost savings program and other employee-related costs for workforce reductions within our tobacco packaging manufacturing facilities.  Operating income for the third quarter of fiscal 2006 included restructuring expenses and other exit costs of $1.6 million related to the Company's cost savings program and a gain on divestiture of $4.1 million related to the sale of the Company's plastic packaging operation in Lurgan, Northern Ireland.  Changes in foreign currency exchange rates increased operating income by $1.0 million for the third quarter of fiscal 2007.

Operating income for the first nine months of fiscal 2007 and fiscal 2006 was $22.5 million and $28.2 million, respectively.  Operating income for the first nine months of fiscal 2007 included restructuring expenses and other exit costs of $15.0 million related to the Company's cost savings program and other employee-related costs for workforce reductions within our tobacco packaging manufacturing facilities. Operating income for the first nine months of fiscal 2006 included restructuring expenses and other exit costs of $7.7 million related to the Company's cost savings program and a $3.1 million gain on the divestiture of the Company's plastic packaging operation in Lurgan, Northern Ireland.  Changes in foreign currency exchange rates increased operating income by approximately $2.3 million for the first nine months of fiscal 2007.

Net interest expense was $11.5 million for the third quarter of fiscal 2007, an increase of $1.4 million compared to the third quarter of fiscal 2006. Net interest expense was $33.0 million for the first nine months of fiscal 2007 compared to $29.1 million for the first nine months of fiscal 2006.  The increase in net interest expense for both the third quarter and first nine months of fiscal 2007 was primarily due to changes in foreign currency exchange rates, which increased interest expense approximately $0.5 million and $1.7 million, respectively, increased borrowing levels during fiscal 2007, and higher average interest rates on borrowings under our lines of credit.  During the first quarter of fiscal 2006, the Company recognized a pre-tax and after-tax loss of $0.6 million, or $0.03 per share, on the early redemption of £5.0 million principal amount of its 10.375% senior subordinated notes due 2011.

The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions.  Additionally, the tax rates are influenced by management's expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with non-U.S. tax authorities.

The effective income tax rates for continuing operations for the third quarter and first nine months of fiscal 2007 were 331 percent and 32 percent, respectively. During July 2007 we completed negotiations with a non-U.S. tax authority to allow additional deductions of certain interest payments.  As a result, we recorded a $3.5 million income tax benefit in the third quarter of fiscal 2007 related to fiscal 2005 and fiscal 2006 tax years and a $1.5 million benefit related to the first six months of 2007.  In addition, we recorded a net tax benefit of $1.2 million in the third quarter of 2007 resulting from a re-evaluation of our deferred taxes for changes in U.K. tax law and changes in statutory tax rates in Germany and the U.K. that become effective January 1, 2008.  The effective income tax rate for the first nine months of fiscal 2007 was adversely affected by approximately $0.6 million related to the tax effects of the prior period adjustments that were recorded in the first quarter of 2007 (see Note 1).

The effective income tax rates for continuing operations for the third quarter and first nine months of fiscal 2006 were (32) percent and 160 percent, respectively.   Our fiscal 2006 effective income tax rate was adversely affected by a capital gains tax in the first quarter of fiscal 2006 of approximately $0.9 million on the sale of assets in connection with the divestiture of the Lurgan operation (see Note 5).  During the second quarter of 2006, we recorded an income tax benefit of $1.8 million associated with the favorable settlement of income tax filing positions with U.K. tax authorities.  During the third quarter of fiscal 2006, we recorded a $2.3 million income tax benefit as a result of management's reassessment of its valuation allowance for deferred income tax assets in France following the sale of our French luxury packaging business.

Income from continuing operations for the third quarter of fiscal 2007 was $3.7 million, or $0.19 per diluted share, compared to $5.4 million, or $0.28 per diluted share, for the third quarter of fiscal 2006.  Loss from continuing operations for the first nine months of fiscal 2007 was $7.1 million, or $0.37 per diluted share, compared to income from continuing operations of $0.9 million, or $0.04 per diluted share, in the first nine months of fiscal 2006.

Chesapeake's $25-Million Cost Savings Program

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a $25-million global cost savings program. The scope of this program was extensive and ultimately involved a number of locations being either sold, closed or downsized. We also made broad-based workforce reductions and a general reduction in overhead costs throughout the company. Additionally, we targeted specific improvements in operating processes.   The cost of these initiatives was expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets.  Full implementation of this program was expected by the end of fiscal 2007.  The ultimate costs and timing of this program were dependent on consultation and, in certain circumstances, negotiation with European works councils or employee representatives.  Over the course of 2006 and 2007 we have realized cost savings in excess of our $25 million goal.  We are now evaluating potential additional restructuring and cost savings actions. Costs associated with the program have been classified as "restructuring expenses, asset impairments and other exit costs" and "discontinued operations" in the accompanying consolidated statements of earnings.

During the third quarter of fiscal 2007 we recorded restructuring costs, asset impairments and other exit costs of approximately $2.3 million associated with this program and made cash payments under the program of approximately $3.4 million.  During the first nine months of fiscal 2007 we recorded restructuring costs, asset impairments and other exit costs of approximately $8.0 million associated with this program and made cash payments under the program of approximately $7.6 million. During the third quarter of fiscal 2006 we recorded restructuring costs, asset impairments and other exit costs of approximately $1.5 million associated with this program, of which $(0.1) million was related to discontinued operations.  These charges were more than offset by a gain on divestiture of $4.1 million associated with this program.   During the first nine months of fiscal 2006 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $11.6 million associated with this program, of which $3.9 million was related to discontinued operations.  These charges were partially offset by a gain on divestiture of $3.1 million associated with this program.  We made cash payments under the program during the third quarter and first nine months of fiscal 2006 of approximately $3.1 million and $13.1 million, respectively.  (See Note 4.)

Other Restructuring Expenses, Asset Impairments and Exit Costs

During the first quarter of fiscal 2007 the Company recorded a credit of $0.5 million ($0.2 million after tax) as a correction to the fixed asset impairment of our tobacco reporting unit of the Paperboard Packaging segment.  The impairment of $24.9 million ($21.1 million after tax) was recorded in the fourth quarter of fiscal 2006.  In addition, during the third quarter and first nine months of fiscal 2007 we recorded employee-related costs related to the planned Bremen plant closure and other workforce reductions as a result of the reduced sales of tobacco packaging of approximately $1.0 million and $7.0 million, respectively.  During the third quarter of 2007 we made cash payments related to these workforce reductions of approximately $1.2 million.

Discontinued Operations

On July 31, 2006 we completed the sale of our French luxury packaging business which was previously included in our Paperboard Packaging segment.  In addition, discontinued operations includes amounts related to our former Land Development, Tissue and Merchandising and Specialty Packaging segments.  (See Note 7.)

Segment Information

Paperboard Packaging

(in millions)			Increase
	2007	2006	$	%
Nine months:
Net sales	$657.1	$622.3	34.8	5.6
Operating income	33.5	32.2	1.3	4.0
Operating income margin %	5.1%	5.2%

(in millions)			Increase
	2007	2006	$	%
Third quarter:
Net sales	$224.6	$214.4	10.2	4.8
Operating income	13.7	12.3	1.4	11.4
Operating income margin %	6.1%	5.7%

Net sales for the Paperboard Packaging segment were $224.6 million for the third quarter of fiscal 2007, an increase of $10.2 million, or 5 percent, from the comparable period in 2006.  Excluding changes in foreign currency exchange rates, which increased net sales by $15.0 million, net sales were down 2 percent for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  The decline in sales for the third quarter was primarily due to lower sales of branded products packaging.  The decline in sales in branded products packaging was due to decreased sales of tobacco packaging resulting from BAT's previously announced supplier rationalization program, partially offset by increased sales of confectionary packaging.  Sales of pharmaceutical packaging in the third quarter of 2007 were comparable with the same period in 2006.

Net sales for the Paperboard Packaging segment for the first nine months of fiscal 2007 were $657.1 million, an increase of $34.8 million, or 6 percent, compared to the first nine months of fiscal 2006.  Excluding changes in foreign currency exchange rates, which increased net sales by $48.6 million, net sales were down 2 percent for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  The decrease in net sales was primarily due to reduced volumes of tobacco products packaging.

Operating income for the Paperboard Packaging segment for the third quarter of fiscal 2007 was $13.7 million, an increase of $1.4 million, or 11 percent, versus the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income by $0.8 million, operating income increased 4 percent for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  The improvement in operating income was primarily due to reductions in pension and other postretirement benefits expense, partially offset by lower operating income from sales of tobacco packaging and start up costs incurred for the introduction of multi-shaped tube designs.

Operating income for the first nine months of fiscal 2007 was $33.5 million, an increase of $1.3 million, or 4 percent, from the first nine months of fiscal 2006.  Excluding changes in foreign currency exchange rates, which increased operating income by $2.6 million, operating income was down 4 percent for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The decrease in operating income for the first nine months of fiscal 2007 was primarily due to lower sales of tobacco products packaging, as well as a less favorable mix of other branded products packaging, partially offset by reductions in pension and other postretirement benefits expense.

Plastic Packaging

(in millions)			Increase
	2007	2006	$	%
Nine months:
Net sales	$132.2	$115.1	17.1	14.9
Operating income	16.1	11.9	4.2	35.3
Operating income margin %	12.2%	10.3%

(in millions)			Increase
	2007	2006	$	$	%
Third quarter:
Net sales	$41.8	$33.5	8.3		24.8
Operating income	3.1	2.7	0.4		14.8
Operating income margin %	7.4%	8.1%

Net sales for the Plastic Packaging segment for the third quarter of fiscal 2007 were $41.8 million, an increase of $8.3 million, or 25 percent, from the comparable period in fiscal 2006.  Excluding changes in foreign currency exchange rates, which increased net sales by $2.0 million, net sales were up 19 percent for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  Net sales for the Plastic Packaging segment were $132.2 million for the first nine months of fiscal 2007, an increase of $17.1 million, or 15 percent, over the comparable period in fiscal 2006.  The first nine months of fiscal 2006 included sales of $7.1 million by the Lurgan operation which was sold in the first quarter of fiscal 2006.  Excluding changes in foreign currency exchange rates, which increased net sales by $2.2 million, and the combined effect of acquisitions and divestitures, net sales were up 20 percent for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  For the third quarter and first nine months of fiscal 2007 the increase in net sales relative to the prior year was due to increased volume throughout the segment, particularly in our South Africa beverage operation, and the partial pass-through of higher raw material costs.

Operating income for the Plastic Packaging segment for the third quarter of fiscal 2007 was $3.1 million, an increase of $0.4 million, or 15 percent, from the comparable period in fiscal 2006. Excluding changes in foreign currency exchange rates, which increased operating income by $0.2 million, operating income was up 7 percent for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Operating income for the first nine months of fiscal 2007 was $16.1 million, an increase of $4.2 million, or 35 percent, compared to the first nine months of fiscal 2006.  Excluding changes in foreign currency exchange rates, which increased operating income by $0.8 million, and the combined effect of acquisitions and divestitures, operating income was up 29 percent for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  Increases in operating income for the third quarter and first nine months of fiscal 2007 were the result of increased volume throughout the Plastic Packaging segment.

Liquidity and Financial Position

Net cash provided by operating activities was $15.4 million for the first nine months of fiscal 2007 compared to $1.5 million for the first nine months of fiscal 2006.  For the first nine months of fiscal 2007, the increase in net cash provided by operating activities primarily reflects reduced spending under our global cost savings program, reduced pension funding, and lower working capital requirements.

Net cash used in investing activities in the first nine months of fiscal 2007 was $30.7 million compared to $1.5 million in the first nine months of fiscal 2006. Net cash used in investing activities during the first nine months of fiscal 2006 reflects capital spending offset in part by the cash proceeds received on the divestiture of the Lurgan operation.  The Company's total capital spending was $33.7 million for the first nine months of fiscal 2007 compared to $25.9 million for the first nine months of fiscal 2006.   The increase in capital spending is primarily related to our growth initiatives in South Africa, China and Hungary.

Net cash provided by financing activities in the first nine months of fiscal 2007 was $10.4 million, compared to net cash used in financing activities of $1.8 million in the first nine months of fiscal 2006.  During the first nine months of fiscal 2007 we made debt repayments of $1.6 million, which were more than offset by an increase in borrowings on our credit lines of $20.3 million.  During the first nine months of fiscal 2006, we made debt repayments of $23.0 million, which were more than offset by an increase in borrowings on our credit lines of $31.3 million.  We paid cash dividends of $8.5 million, or $0.44 per share, in the first nine months of fiscal 2007, and $12.9 million, or $0.66 per share, in the first nine months of fiscal 2006.

On May 1, 2007, our Board of Directors suspended the payment of dividends on our common stock, in light of the incremental cash requirements of our growth initiatives and the additional investment required in Western Europe and throughout the company to continue to improve our cost structure.

Our debt at September 30, 2007 was $503.2 million, up $35.4 million compared to December 31, 2006. Our debt-to-capital ratio was 67.2 percent as of September 30, 2007, compared to 66.7 percent at December 31, 2006. Capital for this purpose is defined as debt and stockholders' equity.

We believe we will have adequate financial resources to support anticipated short-term and long-term capital needs and commitments, and we were in compliance with all of our debt covenants as of the end of the third quarter of fiscal 2007.

Under our senior secured bank credit facility (the "Credit Facility"), as of the beginning of the first quarter of 2008, the maximum leverage ratio permitted will decrease from 5.0x to 4.25x and the minimum interest coverage ratio permitted will increase from 2.25x to 2.5x.  Based on our current projections, we may not be in compliance with these financial covenants at the end of the first quarter of 2008.  However, we expect to avoid compliance issues with these financial covenants by improving cash flows, reducing outstanding indebtedness, replacing or amending the Credit Facility or obtaining waivers from our lenders, but there can be no assurances that these alternatives will be successfully implemented.  Failure to comply would be an event of default under the Credit Facility.  If such an event of default were to occur, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility and, pursuant to cross-default provisions in many of the instruments that govern our other outstanding indebtedness, immediate payment of much of our other outstanding indebtedness could be required, all of which would likely have a material adverse effect on our business, results of operations and financial condition.

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

Seasonality

Our Paperboard Packaging segment competes in several end-use markets, such as alcoholic drinks and confectioneries, that are seasonal in nature.  As a result, our Paperboard Packaging segment's earnings stream is seasonal, with peak operational activity during the third and fourth quarters of the year.  Our Plastic Packaging segment's markets include beverage and agrochemical markets in the southern hemisphere, and agrochemical markets in the northern hemisphere, that are seasonal in nature.  As a result, our Plastic Packaging segment's earnings stream is also seasonal, with peak operational activity during the first and fourth quarters of the year.

Adoption of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes

In June 2006 the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 resulted in an increase in our opening retained earnings of $1.8 million for fiscal 2007.

As a result of the adoption of the provisions of FIN 48 on January 1, 2007, the Company recognized an increase in the current quarter of $0.7 million in the liability for unrecognized tax benefits.  The Company has a total of $28.0 million of unrecognized tax benefits at September 30, 2007 of which $16.8 million is for potential interest that could be due on unrecognized tax benefits.

New Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact SFAS 157 will have on our financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ("SFAS 159").  SFAS 159 allows companies to choose, at specified election dates, to measure at fair value eligible financial assets and liabilities that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported at each subsequent reporting date on items for which the fair value option has been elected in earnings.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We do not believe the adoption of SFAS 159 will have a significant impact on our financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: "will likely result," "expected to," "will continue," "is anticipated," "estimated," "project," "believe," "expect," and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: our inability to realize the full extent of the expected savings or benefits from the $25-million global cost savings program and to complete such activities in accordance with its planned timetable and within the expected cost range; the effects of competitive products and pricing; changes in production costs, particularly for raw materials such as folding carton and plastics materials and our ability to pass through increases in raw materials costs to our customers; fluctuations in demand; possible recessionary trends in United States and global economies; changes in governmental policies and regulations; changes in interest rates and credit availability; fluctuations in foreign currency exchange rates; our ability to remain in compliance with our debt covenants; and other risks that are detailed from time to time in reports we file with the SEC.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter and first nine months of fiscal 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Corporation is the plan sponsor for the Chesapeake Corporation 401(k) Savings Plan (the "Plan"), a savings plan for employees of Chesapeake Pharmaceutical Packaging Company Inc.  The Plan became effective on November 1, 2005, and includes the Corporation's common stock as one of several investment options.  The Corporation did not file a registration statement on Form S-8 with respect to the Plan until August 13, 2007.  From the Plan's effective date until the filing of the Form S-8, pursuant to participant elections a total of approximately 20,300 shares of common stock were purchased by the Plan trustee for the accounts of 38 Plan participants at the prevailing market price per share at the respective times of purchase.  All of those shares were purchased by the Plan trustee in open market transactions, and no proceeds were received by the Corporation.   The Corporation believes that purchases of common stock by the Plan trustee for participant accounts was a private placement that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"), pursuant to the exemption afforded by Section 4(2) of the Securities Act. We believe that any potential liability associated with this matter would be immaterial to our financial position and to our results of operations.

Item 6.	Exhibits

(a)	Exhibits:
	10.1	Notice of Non-Renewal of the Amended and Restated Executive Employment Agreement, dated April 22, 2003, between Chesapeake Corporation and J.P. Causey Jr.
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: November 7, 2007	BY:	/s/ Guy N. A. Faller
Guy N. A. Faller
Controller
(Principal Accounting Officer)