Form 10-K
period 2007-12-30
CHESAPEAKE CORP /VA/
filed 2008-03-06
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]     No  [√  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes [   ]     No  [√  ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ √ ]     No  [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ √  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [    ]     Accelerated filer  [ √ ]    Non-accelerated filer  [    ]     Smaller reporting company [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]     No  [ √  ]
The aggregate market value on July 1, 2007 (the last day of the registrant’s most recently completed second quarter), of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $245.1 million.  In determining this figure, the registrant has assumed that all of its directors and officers are affiliates.  This assumption shall not be deemed conclusive for any other purpose.
20,010,962 shares of the registrant’s common stock, par value $1, were outstanding as of February 29, 2008.
Portions of the registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held on April 23, 2008, are incorporated in Part III by reference.
The index of exhibits can be found on pages 86-88.

TABLE OF CONTENTS
Page No.

PART I		1

Item 1.	Business	2
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item X.	Executive Officers of the Registrant	25

PART II		25
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	82
Item 9B.	Other Information	82

PART III		83
Item 10.	Directors, Executive Officers and Corporate Governance	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accountant Fees and Services	83

PART IV		84
Item 15.	Exhibits and Financial Statement Schedules	84

SIGNATURES	85

EXHIBIT INDEX	86

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

 Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management.  Forward-looking statements are not statements of historical fact.  For example, when we use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “may,” “will likely result,” “will continue,” “project,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements.  Forward-looking statements include statements concerning:

•	future results of operations;
•	liquidity, cash flow and capital expenditures;
•	acquisition and disposition activities and the effect of completed acquisitions and dispositions, including expected synergies and cost savings;
•	projected costs and savings associated with restructuring and other cost saving programs;
•	pending or anticipated litigation;
•	debt levels and the ability to obtain additional financing or make payments on our debt, and to meet our debt covenant requirements;
•	liabilities and cash funding obligations associated with defined benefit pension plans;
•	regulatory developments, industry conditions and market conditions; and
•	general economic conditions.

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

Today Chesapeake is a leading supplier of specialty paperboard packaging products in Europe, with growing interests in North America and Asia.  We are also a leading international supplier of plastic packaging products to niche end-use markets.  We focus on specific end-use markets where our multinational customers demand creative packaging designs and desire broad geographic coverage from their packaging supplier.  We operate in two core business segments:

•
Paperboard Packaging.  Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products.  Our primary end-use markets are pharmaceutical and healthcare and branded products (such as alcoholic drinks, confectioneries, foods and tobacco).  We are one of the leading European suppliers of paperboard packaging products within several of our end-use markets, including pharmaceutical and healthcare, alcoholic drinks and confectioneries.  For the fiscal year ended December 30, 2007, our Paperboard Packaging segment produced revenues and operating income (as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Results of Operations”) of $879.7 million and $36.9 million, respectively, and accounted for 83% of our net sales.

•
Plastic Packaging.  Our Plastic Packaging segment designs and manufactures plastic containers, bottles, and preforms.  Our primary end-use markets are agrochemicals, other specialty chemicals, and food and beverages.  We believe that our Plastic Packaging segment holds leadership positions within several sectors of our end-use markets, including HDPE fluorinated barrier containers for agrochemicals and other specialty chemicals markets, primarily in Europe and China, HDPE bottles for the Irish dairy market and PET bottles and preforms for soft drink markets in South Africa.  For the fiscal year ended December 30, 2007, our Plastic Packaging segment produced revenues and operating income (as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Results of Operations”) of $179.9 million and $20.4 million, respectively, and accounted for 17% of our net sales.

We focus on specific end-use packaging markets—such as pharmaceutical and healthcare, branded products (including alcoholic drinks, confectioneries and tobacco), specialty chemicals and food and beverages—where customers demand:

•	creative packaging designs to position their brands with consumers and differentiate those brands on the retail shelf;

•	technical expertise and production capabilities to address their special packaging requirements and desire for innovative packaging solutions;

•	a broad range of printing processes and a one-stop-shop approach to their specialty packaging needs;

•	suppliers able and willing to provide innovative solutions beyond their core product offering; and

•	broad geographic coverage and effective supply chain offerings.

Many of these markets are characterized by higher growth prospects and lower cyclicality than commodity packaging markets.

In September 2005, we completed the acquisition of Impaxx Pharmaceutical Packaging Group, Inc., which now trades as Chesapeake Pharmaceutical and Healthcare Packaging-North America (“CPHPNA”).  CPHPNA is the leading supplier of printed pharmaceutical leaflets in North America.  The transaction strengthened our presence in North America and provides a platform to expand our global pharmaceutical and healthcare packaging business.  We are a leading European supplier of leaflets, labels and cartons to the pharmaceutical market, and CPHPNA’s U.S. pharmaceutical customer base and manufacturing capabilities complement our existing business.

Also, in December 2005, we purchased the outstanding minority interest of our South African plastic packaging operations.  This was designed to provide us with greater flexibility to strengthen our strategic position in this market.

In November 2005, we announced plans for a global cost savings program which targeted combined pre-tax savings of $25 million on an annualized basis to be implemented over a two-year period.  The program included the closure or consolidation of facilities, workforce and overhead reductions, and cost savings from improvements to operating processes.  Over the course of fiscal years 2006 and 2007 we realized cost savings in excess of our $25 million goal and we are now focused on exploring opportunities for additional cost savings and dispositions of non-core or redundant assets to improve our operating results and reduce debt.

In February 2007, we formed a joint venture with Chemark Termelõ és Kereskedõ Kft., a pesticide formulating company in Hungary, to serve existing and prospective specialty chemical packaging customers in Eastern Europe.  This joint venture is focused on exploiting our leading position in the in-mold fluorination of specialty containers.

In October 2007, we opened a new pharmaceutical paperboard packaging plant in Kunshan, China.  The new facility will offer carton, label and leaflet making capabilities to complement our existing pharmaceutical plastic bottle operation, also in Kunshan.

Financial information with respect to our business segments and geographic data is presented in “Note 15 — Business Segment Information” of Item 8, which is incorporated herein by reference.  Information regarding our anticipated capital spending is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flows” of Item 7, which is incorporated herein by reference.  See “Note 2 — Discontinued Operations” and “Note 3 — (Gain) Loss on Divestitures” of Item 8, incorporated herein by reference.

Business Strategy

Our strategy is to focus our financial, capital and human resources in the markets in which customers have special packaging requirements and desire innovative packaging solutions.  While we did not forego longer-term strategic initiatives, our primary objective over the course of fiscal years 2006 and 2007 was the successful implementation of our cost savings program.  In 2008, we will continue to focus on restructuring and cost savings opportunities, which may include the disposal or closure of facilities so that we can sharpen our focus on our more profitable core businesses, and we will continue with our long-term strategy to pursue organic and non-organic growth opportunities in the pharmaceutical and healthcare packaging market and in selected plastic packaging markets, while looking for disciplined organic growth opportunities in our other businesses.

Chesapeake’s $25-Million Cost Savings Program

While we routinely evaluate our operations for improvement and rationalization opportunities, in 2005 this evaluation developed into a comprehensive program that we believed would significantly improve our competitive position and enhance value for our shareholders by focusing on three goals:

•
increasing our focus on business operations that are aligned with our global strategic vision and that possess what we believe are the driving forces that will enable us to achieve improved performance in the market;

•	improving our operational processes; and

•	reducing our overall company-wide cost structure.

The $25-million cost savings program was launched at the end of fiscal 2005 and concluded in fiscal 2007.  During fiscal 2006 we completed the closure of our Birmingham facility in the United Kingdom.  We also largely completed the closure of our Bedford facility in the United Kingdom, with the only remaining matter outstanding being the completion of the sale of the land and buildings, which is expected to occur in fiscal 2008.  In March 2006 we completed the sale of our plastic packaging operation in Lurgan, Northern Ireland (“Lurgan”).  Part of the Lurgan sale proceeds was in the form of a promissory note, which is still outstanding.  This promissory note was fully provided for at the time of the sale but during the fourth quarter of fiscal 2007 we re-evaluated the collectibility of the subordinated loan note, and based on this evaluation we reversed the provision against it.  In July 2006 we also completed the sale of our French luxury packaging business (“CLP”).  In addition to the closures and sales we also undertook a wide range of cost cutting and efficiency measures in fiscal 2006 and fiscal 2007, including overhead cost reduction programs, workforce reductions, improvements to working practices and other rationalization measures.

Since the inception of the global cost savings program we have recorded net charges for divestitures and restructuring, asset impairments and other exit costs of approximately $32.7 million, of which $7.7 million has been recorded in discontinued operations.  Cash payments in relation to these program initiatives since inception of the program total approximately $32.0 million.  In addition we have recovered approximately $26.7 million in cash sale proceeds on sales of operations, land and other assets under the program.   During fiscal years 2006 and 2007 we have realized annualized cost savings in excess of our $25-million goal, and we are now focused on exploring opportunities for additional cost savings and dispositions of non-core or redundant assets to improve our operating results and reduce debt.

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

•
manufacturers of branded products to designate us as their primary paperboard packaging supplier.  Many manufacturers of branded products also rely on us to create and supply the packaging for their product range extensions or geographic market expansions, which we believe will continue to generate additional growth opportunities for us.

•
Markets that have special packaging requirements.  We are a market leader in several end-use markets that have special packaging requirements.  In our Paperboard Packaging segment, our pharmaceutical packaging plants comply with the Pharmaceutical Supplier Code of Practice, and individual plants are accredited by their respective pharmaceutical customers, reflecting our ability to consistently satisfy the stringent quality standards of our customers.  As a result of our ability to provide innovative packaging solutions (such as special features designed to prevent counterfeiting of prescription drugs and custom dose “patient packs”), together with leaflets and labels, often in multiple languages, we are one of the largest suppliers of paper-based pharmaceutical and healthcare packaging in Europe.  In our Plastic Packaging segment, our proprietary process for blow molding of fluorinated HDPE barrier containers has helped us to achieve a significant position in the European market for such containers.  Also in our Plastic Packaging segment, our South African operation has pioneered the use of multi-layer technology in PET bottles to prolong the shelf-life of carbonated products.  This technology is particularly beneficial in environments with high temperatures and under-developed distribution channels.

•
Markets where packaging and packaging procurement play an important role in supply chain management – pharmaceuticals; milk; carbonated soft drinks; specialty chemicals.  We are currently a market leader in the supply of packaging materials to these markets.  We also have several product and service offerings in development to help customers reduce their total cost of supply. These include system-wide monitoring management tools, anti-counterfeiting developments, and consumer-friendly packaging innovations.

•
Geographic markets that offer the opportunity to leverage a product or market niche.  As an example, the developing nature of the South African market offers the opportunity to be a leader by introducing technology and products that are commonplace in more developed markets.  By being a leading presence, we can take advantage of the growth opportunities we believe this market provides.

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

Competitive Strengths

We believe that our competitive strengths include:

•
Sophisticated design and manufacturing capabilities.  Our sophisticated structural and creative package design skills, and our experience in printing and manufacturing complex package designs, are important competitive strengths.  For example, our pharmaceutical and healthcare customers rely on our ability to provide both regulatory and marketing information in attractive and functional paperboard packaging, while meeting stringent standards for quality and text integrity.   To support the multifaceted needs of these customers, we have a packaging design center

•
dedicated solely to the pharmaceutical and healthcare industries.  Similarly, we are a leading European designer and supplier of creative paperboard packaging that supports the brand images of internationally recognized branded products.  For these customers, our design skills and ability to print and manufacture packaging that incorporates design and construction features with intricate graphic and embossed detailing are important to successfully marketing their products.  In our Plastic Packaging segment, our technical expertise and experience relating to in-mold fluorinated blow-molding of HDPE barrier containers is an important competitive strength.  Additionally, we have recently installed capacity to produce multilayer PET barrier preforms in South Africa.  New and existing customers are looking for solutions like multilayer PET barrier bottles that will extend the shelf life of fruit juice and various carbonated beverages in Africa where temperatures are elevated and refrigeration is not widespread.  We have plans to introduce this new product in several sub-Saharan African markets.

•
Understanding of how our products and services impact our customers’ supply chains.  In our pharmaceutical and healthcare and branded products paperboard packaging markets, we have developed a sophisticated, web-based, system solution to enable our customers to manage and optimize their packaging supply chain.  This system takes customer demand information and converts it into amalgamated raw material requirements.  These requirements can then be cross-checked against strategically-placed inventories, increasing the speed of paperboard sourcing and reducing lead times at our factories.  The system also interfaces with the paperboard making cycle data from our own approved suppliers.  This type of capability positions us with our customers as more than simply a manufacturer of paperboard packaging.

•
Strong customer relationships.  We have long standing customer relationships with many of the world’s largest branded products and pharmaceutical and healthcare products companies.  Our major customers include operating units of 3M Company; Diageo plc; Japan Tobacco International; GlaxoSmithKline plc; Nestlé S.A.; Pernod Ricard S.A.; Schering-Plough Corporation; Storck KG; and Syngenta AG.  These long-term relationships, together with our global manufacturing footprint, enhance our competitive position.

•
Broad geographic manufacturing network including pan-European service.  We supply specialty paperboard and plastic packaging products throughout the world from a strategically located network of 36 paperboard packaging facilities in Europe, North America and Asia, and eight plastic packaging facilities in Europe, Africa and Asia.  Our facilities are generally located in close proximity to our largest customers.  Our strategic manufacturing footprint meets our customers’ needs for reduced delivery times and flexibility in both order size and geography.

 Both of our core business segments also compete based on their established reputations for quality and innovation.  We continue to invest in our manufacturing plants and design centers to enhance our ability to serve and grow with our customers.  Our highly skilled, experienced management team has developed an operating model focused on expertise in design, manufacturing and customer support, coordinated with a motivated, knowledgeable sales team.

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

Folding cartons are made from several grades of paperboard, including folding boxboard.  The paperboard used in folding cartons must meet specific quality and technical standards for:  bending, creasing, scoring and folding without breaking or cracking; stiffness and resistance to bulging; ink absorption; and surface smoothness for printing, embossing or laminating.  Historically, folding boxboard has been one of the paperboard grades used most frequently by the folding carton industry because of its superior strength and appearance and because it provides one of the best surfaces for high-quality printing.  The paperboard used in folding cartons is typically die-cut, printed, glued and shipped flat from folding carton plants to manufacturing customers, where the cartons are then erected and filled on production lines.

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

 We continue to consolidate the sales, marketing and administrative functions of many of these businesses, which has resulted in overhead reductions, purchasing synergies and a more effective sales and marketing effort.  We continue to evaluate our manufacturing capacity in light of our customers’ demands and growth strategies and expect to continue to rationalize manufacturing facilities in this segment by closing redundant or underutilized facilities.  See “Note 5 — Restructuring Charges” of Item 8, incorporated herein by reference.

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

Our primary end-use markets are:

•	pharmaceutical and healthcare; and

•	branded products, such as alcoholic drinks, confectioneries, foods and tobacco.

Pharmaceutical and Healthcare.  We are a leading supplier of pharmaceutical and healthcare paperboard packaging in Europe and a leading supplier of leaflets to the pharmaceutical market in North America.  Our network of 21 dedicated pharmaceutical and healthcare packaging plants in nine European countries, three plants in the United States and one plant in Asia offer broad-based manufacturing and distribution of folding cartons, labels, booklets and leaflets for a wide range of products, including:  prescription medicines; over-the-counter medicines; healthcare products, such as vitamins and contact lens solutions; quasi-medicinal products, such as cold cures; and toiletries, such as toothpaste, deodorants, soaps and fragrances.  In this sector, manufacturers utilize a variety of packaging materials, many of which incorporate folding cartons, leaflets and labels in a complete package for retail sale.  For example, pills may be packaged in blister packs or in glass or plastic bottles, which may be placed with a leaflet in a folding carton, while toothpaste may be packaged in a collapsible tube inside a folding carton.

Pharmaceutical manufacturers are increasingly demanding more comprehensive design services, reduced delivery times, more flexibility in order size and broader geographic coverage from their packaging suppliers.  Historically, we have responded to these trends by providing pan-European service through a network of dedicated pharmaceutical and healthcare packaging plants, many of which are located in close proximity to their principal customers.  Our acquisition in 2005 of CPHPNA, the leading supplier of printed pharmaceutical leaflets in North America, and construction of a state-of-the-art pharmaceutical and healthcare paperboard packaging facility in China demonstrate our commitment to our customers’ packaging needs on a global scale.

We believe that we have substantial competitive strengths in the pharmaceutical and healthcare packaging market. Our ability to satisfy stringent quality standards and to offer a single-source global solution for pharmaceutical packaging, as well as leaflets and labels, should be increasingly attractive to drug companies.  We believe our ability to satisfy all of the folding carton, leaflet and label needs of our pharmaceutical customers will also become increasingly important as governmental agencies in Europe and the United States require increasing amounts of information on leaflets and labels in multiple languages.  In addition, our design and manufacturing capabilities and experience should assist pharmaceutical companies in responding to requirements that consumer-friendly packaging, such as custom dose “patient packs,” be used for pharmaceutical products.

We work closely with drug manufacturers to design special packaging features to assist in the prevention of counterfeiting of prescription drugs and have a design studio dedicated to the pharmaceutical and healthcare packaging market.  Our experience in designing high-graphic content packaging for branded products provides us with a competitive advantage when we work with drug manufacturers to design new packaging for prescription drugs that are moving “off patent” to the over-the-counter market.

Pharmaceutical packaging is produced on segregated production lines under strict security because of the possibility of serious damage to health if pharmaceutical products are contaminated or incorrectly labeled.  A majority of our pharmaceutical packaging facilities have ISO 9000 Series quality certification and, where appropriate, comply with PS9000 (Pharmaceutical Packaging Materials).

Growth in the pharmaceutical and healthcare packaging market is primarily driven by new product launches, an increasing use of lifestyle drugs, such as Viagra® and Botox®, an aging population and an increased focus on total patient costs which are increasing government budgets for home delivery of drugs.  Growth is also influenced by legislation regarding more extensive patient information (such as leaflets, booklets and labels, and anti-counterfeiting measures), increased over-the-counter drug sales, more pre-packaged dispensing and an increase in the variety of available drugs.

Products of our pharmaceutical and healthcare division are distributed to the manufacturing plants of our customers, for ultimate sale throughout the world.  Our principal pharmaceutical and healthcare customers include operating units of Bristol-Myers Squibb Company; GlaxoSmithKline plc; Merck & Co.; Pfizer; Reckitt Benckiser plc; Sanofi-aventis; Schering-Plough Corporation; and 3M Company.

Branded Products.  We are a leading European supplier of the creative paperboard packaging desired by multinational, branded consumer products companies in end-use markets such as alcoholic drinks, confectioneries, foods and tobacco. Brand leaders for these products value our ability to provide sophisticated creative and structural design, intricate graphic and embossed detail, and value-added service enhancements to differentiate and position their products for retail sale at particular price points.  Our customers frequently use packaging to emphasize a high-quality brand image, to attract retail customers and to protect against counterfeiting.  In addition, increasing competition between premium brands results in our customers utilizing new designs, offering a broader range of products and package sizes within brands, and revamping packaging to appeal to local consumer preferences.

The primary categories of branded products for which we design and manufacture paperboard packaging include:

•
Alcoholic Drinks—We are the leading supplier of paperboard packaging to alcoholic drinks manufacturers in Europe.  Our packaging products for the drinks sector include folding cartons, spirally wound composite tubes, and self-adhesive or wet applied labels, and are generally complex, higher-value-added products involving special finishes such as gold blocking and embossing.  Our competitive strengths in this market include our experience in designing and manufacturing high graphic content packaging with a broad range of finishes and effects, and our one-stop shop approach to supplying labels to complement the principal packaging application.  Our principal alcoholic drinks customers include operating units of Diageo plc, William Grant & Sons Inc. and Pernod Ricard S.A. Products for which we manufacture and design packaging include international brands such as Johnnie Walker™, J&B®, Chivas Regal®, Ballentine’s®, Glenfiddich®, Beefeater® and Baileys®. These products are distributed by our customers to global retail markets.

•
Confectioneries—We are a leading supplier of paperboard packaging to the European confectioneries industry.  A key feature of this market is the demand for innovative packaging designs for year-end holiday and Easter products.  Our competitive strengths in this market include internationally recognized creative and structural design resources and process controls designed to prevent taint and odor problems that could affect confectionery products.  Our principal confectioneries customers include operating units of Nestlé S.A.; Storck KG; Mars, Incorporated; Cadbury Schweppes plc; and Chocoladefabriken Lindt & Sprüngli AG, for their brands which include After Eight®, Mars® Celebrations®, Merci® and Cadbury’s® Milk Tray®.  These products are distributed by our customers primarily to European retail markets and, more recently, in the United States.

•
Tobacco Products—We are also a supplier of paperboard packaging for the tobacco industry, including offset and gravure cartons, carton outers, printed paper and film, and inner frame board. Our customers, including operating units of JT International S.A.; Imperial Tobacco Group plc; British American Tobacco plc; and Altadis, S.A., use our packaging for brands that are marketed globally.  Our competitive strengths include in-line high speed gravure printing, embossing and gold leaf processes. Chesapeake can supply the full range of tobacco printed packaging as well as an innovative approach to design and service. Brands which use our packaging include Benson & Hedges® , Silk Cut®, Embassy® and Fortuna®.  Product packaging has become one of the leading promotional vehicles for tobacco products because of stringent limitations on other forms of marketing tobacco products in many countries.

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

Our manufacturing facilities are equipped with multi-color sheet and/or web-fed printing presses which, depending on the needs of the specific plant, may include gravure, lithographic, flexographic and digital printing.  In addition, we utilize digital pre-press processes, including direct-to-plate graphic work, which eliminate the need for film in the printing process.  This facilitates the transmission of graphics throughout all of our locations to better serve our multinational customers.  Other equipment includes plate making equipment, gold blocking machines, diecutters/embossers, folders and gluers.

The principal elements of the production process, following design, are:

Plate making:  Computer-aided design systems directly produce metal print plates for lithographic printing and produce digital files for engraving of gravure cylinders.

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

Plastic Packaging

Industry Overview

The plastic packaging industry manufactures and sells plastic bottles, preforms, containers, closures, films and sheets.  We compete in the plastic bottles, preforms, containers and closures segments of the industry.

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

We manufacture products from HDPE and PET resins.  HDPE is heavily used for milk, chilled juice, closures and specialty chemical packaging because of the resin’s processing ease, moderate cost and suitable barrier properties.  PET dominates soft drink and mineral water applications because of its clarity, barrier characteristics, availability in multiple sizes, design flexibility, competitive pricing and ability to be resealed.  PET is also used for smaller sized agrochemical bottles.  Markets for HDPE bottles and containers are relatively mature, with the products having already supplanted most competing packaging materials in applicable consumer applications.  PET bottles are expected to continue to supplant glass bottles and aluminum cans in soft drink and water markets, especially in developing markets.  As a result, PET is expected to exhibit faster growth based on the above-average growth prospects for the various applications in which the resin is used.  The primary manufacturing process is blow molding.

Plastic containers are generally produced close to their source of demand.  Suppliers range from large multinational and multi-product companies to small manufacturers operating in a single market or geographic niche.

Products and Markets

We specialize in the design and manufacture of plastic containers, bottles, and preforms. Our markets are:

•	agrochemicals and other specialty chemicals; and

•	food and beverages.

Agrochemicals and Other Specialty Chemicals.  We design and manufacture HDPE conventional and fluorinated barrier containers for niche agrochemicals and other specialty chemicals markets, such as food flavorings, beverage concentrates and industrial solvents, primarily in Europe and China.  Within the specialty chemical markets, approximately 44% of our sales are generated by products that utilize our proprietary in-mold fluorinated blow-molding process.  This process improves the barrier characteristics of a container by adding a protective coating to the interior wall that shields the plastic from the effects of corrosive fluids.  We believe that our technical expertise and experience in using the fluorinated blow-molding process is an important competitive strength in this market.  Additionally, we design and manufacture PET bottles for the agrochemicals market.  The HDPE products of our agrochemicals and other specialty chemicals division are manufactured at three plants located in three countries, and are distributed throughout Europe and Asia to the manufacturing plants of our customers, for ultimate sale around the world.  Our HDPE plant in mainland China is a joint venture with Canada Rotam International Company Limited, in which we own a 50% interest.  Our new plant in Peremarton-gyartelep, Hungary, of which we own 51%, is a joint venture with Chemark Termelõ és Kereskedõ Kft..  Our principal customers for agrochemicals and other specialty chemicals packaging include operating units of Syngenta AG and Dow AgroSciences LLC.

Food and Beverages.  We are a leading supplier of plastic beverage packaging in Ireland and South Africa.  We design and manufacture blow molded PET plastic bottles and preforms for soft drink and mineral water plants in sub-Saharan Africa and the Indian Ocean Region.  We are a leading supplier of PET soft drink bottles in South Africa and have recently installed capacity to produce the first multilayer PET barrier preforms in sub-Saharan Africa.  We are also the leading supplier of HDPE milk bottles in Ireland. We expect that the market for plastic beverage containers will continue to grow, as:  dairies continue to shift from glass and paper to HDPE packaging for milk products; beverage manufacturers shift from glass bottles and aluminum cans to PET plastic bottles for soft drinks and water; and consumption of those beverages increases.  Our principal beverage customers are operating units of  The Coca-Cola Company; PepsiCo Inc.; Ekhamanzi Springs (Pty) Ltd; Glanbia plc and Dale Farm Ltd.

We also design and manufacture HDPE plastic bottles for the pharmaceutical and healthcare market, primarily at our plants in Cavan, Ireland and Kunshan, China.  We work closely with our customers to design innovative packaging solutions that enhance manufacturing efficiency while also improving brand identity.  We emphasize our ability to provide plastic packaging, together with folding cartons, leaflets and labels manufactured by our Paperboard Packaging segment, to deliver supply-chain synergies to our pharmaceutical and healthcare customers.  Our principal pharmaceutical and healthcare customers for our Plastic Packaging segment include operating units of General Electric Company; GlaxoSmithKline plc; Millipore and Stiefel Laboratories, Inc.

Product Design, Manufacturing and Distribution

Our Plastic Packaging segment produces containers, bottles and preforms designed in-house or from designs supplied by customers.

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

The quality and technical properties of PET enable it to be blown into containers with high barrier properties, which limits the loss of carbon dioxide from soft drinks and the ingress of oxygen and other substances that can affect product quality.  In recent years, we have developed process capabilities to offer our PET customers lighter weight bottles, improved barrier performance and preforms which reheat faster resulting in lower energy consumption during the blowing process.

PET conversion from raw plastic resin is carried out in our plants in South Africa, France, Mauritius and China.  PET is injection molded to create preforms that are subsequently blow molded into bottles, either in our manufacturing facilities or at our customers’ plants.  PET granules are heated and then forced into a mold that forms the preform to the required shape.  Preforms are then stored before being converted to bottles.

Conversion of the preforms into bottles takes place at our plants in South Africa, France, the United Kingdom and China.  Preforms are loaded into the blow-molding machine and heated individually using infra-red lamps.  Precise control of these lamps enables the wall thickness in the bottle to be accurately controlled.  Heated preforms are placed into a blow mold and simultaneously blown with high-pressure air and stretched with a mechanical rod to create the desired bottle.

For specialty chemicals and agrochemicals that include aggressive constituents, we manufacture HDPE bottles and containers using fluorinated blow-molding to enhance the barrier characteristics of the container wall.

Extrusion blow-molding of HDPE containers takes place at our plants in the United Kingdom, France, Ireland, China and Hungary, with fluorinated barrier containers produced at all these locations except Ireland. Raw HDPE granules are heated and extruded.  For fluorinated containers, each extrusion is then blown into the mold with a fluorine and nitrogen gas mixture.  For conventional containers, the extrusions are blown into the mold with air.  Containers are then leak tested before delivery to customers.  Containers produced in our specialty chemicals plastic packaging facilities are also certified by the United Nations and other industry groups for transporting and storing hazardous materials.

Plastic containers generally are produced to order and delivered pursuant to an agreed schedule. Delivery to customers usually takes place immediately following completion of the production process.  As a result, order backlog is not substantial.

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

Major paperboard packaging competitors include operating units of Akerlund & Rausing; Algroup; Amcor Limited; Mayr-Melnhof Karton AG; Nampak Ltd.; Van Genechten Packaging; Catalent Pharma Solutions; and MeadWestvaco Corporation.  In addition, in response to customer demand for pan-European sources of supply in pharmaceutical and healthcare markets, some smaller producers have also entered into pan-European trading alliances.  Examples of such alliances include Copapharm Europe (an alliance of British, German, Spanish, French, Italian and Swiss carton manufacturers which supplies folding cartons to the European pharmaceutical industry) and Pharmapact (an alliance of British, German, French and Italian multi-product manufacturers which supplies folding cartons, microflute corrugated board, labels, leaflets and specialized systems to the European pharmaceutical industry).

Major plastic packaging competitors include operating units of Huhtamaki Van Leer; Nampak Ltd.; RPC Group plc; Amcor Limited; and Promens.

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

Employees

During 2007 we employed an average of 5,461 employees, and at December 30, 2007, we had 5,427 employees.  Some of our employees are represented by various trade unions or workers’ councils in each of the countries in which we operate.  We believe that our relations with our employees are generally good.

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

Compliance with Environmental Regulations

The subsidiary that comprised our former Tissue segment has been identified by the U.S. federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and remediation and restoration liability in the Fox River and Green Bay System in Wisconsin. In connection with the disposition of the assets of that subsidiary, we retained liability for, and the third party indemnity rights associated with, discharges of polychlorinatedbiphenyls (commonly referred to as “PCBs”) and other hazardous materials in the Fox River and Green Bay System.  We and other potentially responsible parties are currently engaged in the investigation and remediation of this location.  Given the many uncertainties associated with the nature and scope of the remediation effort that will ultimately be required, and uncertainties associated with the possible recovery of the cost of such efforts from third parties, we cannot assure you that the ultimate costs related to this site will not have a material adverse affect on our results.  (See “Note14 — Commitments and Contingencies” of Item 8, incorporated herein by reference.)

Availability of Reports, Certain Committee Charters and Other Information

Our website address is www.chesapeakecorp.com.  We make available on this website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other documents that we file with or furnish to the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.  The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Our Corporate Governance Concepts and Policies, including the charters for the Executive, Audit, Executive Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Ethics for the Corporation’s Chief Executive Officer and Senior Financial Officers, are available on our website at

www.chesapeakecorp.com.  We will also provide printed copies of these materials to any stockholder, upon request to Chesapeake Corporation, P.O. Box 2350, Richmond, Virginia, 23218-2350, Attention: Corporate Secretary.

Because our common stock is listed on the New York Stock Exchange ("NYSE"), our chief executive officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our chief executive officer made his annual certification to that effect to the NYSE as of May 14, 2007 and an interim written affirmation was filed on December 14, 2007.  In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

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

We and our subsidiaries have a substantial amount of indebtedness. Our substantial leverage could have significant consequences to you. For example, it could:

•	make it more difficult for us to generate sufficient cash to satisfy our obligations with respect to our indebtedness;

      •    increase our vulnerability to general adverse economic and industry conditions;

      •    limit our ability to obtain additional financing or to refinance our senior credit facility;

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

Our ability to make payments on, and to refinance, our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future.  Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We are a holding company and are dependent upon interest income and loans from our subsidiaries to meet our debt service obligations and pay dividends, if declared, on our common stock.

We are a United States holding company and conduct all of our operations through our subsidiaries, most of which are located in other countries. Our ability to meet our debt service obligations and pay dividends, if declared, on our common stock will therefore be dependent on receipt of interest income and loans or repayment of loans from our direct and indirect subsidiaries. Subject to the restrictions contained in the indentures governing our senior subordinated notes, future borrowings by our subsidiaries may contain restrictions or prohibitions on the payment of interest income and loans or repayment of loans by our subsidiaries to us.  In particular, there are significant tax and other legal restrictions on the ability of non-U.S. subsidiaries to remit money to us. As a result, our subsidiaries may not be able to pay interest income and loans or repayment of loans to us. If they do not, we may not be able to make debt service payments or pay dividends, if declared, on our common stock.

Risks Related to Our Business

Our business and financial performance may be harmed by future increases in raw material costs.

The primary raw material for our Paperboard Packaging segment is paperboard, which is converted to make the walls of the packaging unit. The primary raw materials for our Plastic Packaging segment are raw PET and HDPE plastic resins, which are converted to form plastic preforms, bottles, and containers. The primary raw materials used in our business are commodities that are subject to cyclical price fluctuations, which could harm our business. The cyclical nature of paperboard, HDPE and PET pricing presents a potential risk to our profit margins because we may not be able to immediately pass through price increases to our customers. Moreover, an increase in the selling prices for the products we produce resulting from a pass-through of increased raw materials costs could reduce the volume of units we sell and decrease our revenues.

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

 Our business and financial performance may be adversely affected by our inability to effectively implement restructuring and cost saving  initiatives.

In November 2005, we announced plans for a global cost savings program targeting pre-tax savings of $25 million on an annualized basis.  The program included the closure or consolidation of several facilities, broad-based workforce and overhead reductions, as well as cost savings from improvements to operating processes.   This program was completed during 2007 and additional restructuring and cost savings actions are being considered for 2008.  Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

       •     costs to effect initiatives contemplated may exceed estimates;

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

       •     we may lose skilled employees in connection with the initiatives; and

•	projected savings, including proceeds from sales of related real estate and other assets, contemplated under this program may fall short of targets.

If we are unable to effectively implement further restructuring and cost savings initiatives, our revenues, financial position and profitability will be adversely affected.

Our business may suffer from risks related to potential future acquisitions.

The operations of our company have substantially changed over the last several years through the divestiture of our commodity paper products, forest products and corrugated packaging businesses and the acquisition of our existing specialty packaging operations. Substantially all of our existing specialty packaging operations were acquired through a series of acquisitions. As part of our business strategy, over the next few years, we may expand our network of packaging facilities, which is now located primarily in Europe, through acquisitions, new facilities, joint ventures or alliances involving complementary business in both developed and emerging markets.  We cannot assure you that we will be able to successfully integrate any future acquisitions, which could adversely impact our long-term competitiveness and profitability.

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

With respect to our strategic plan to grow in part through acquisitions, we cannot assure you that we will be able to identify suitable acquisitions at acceptable prices or that we will have access to sufficient capital to take advantage of desirable acquisitions. We cannot assure you that our future acquisitions will have revenues, profits or productivity comparable to those of our past acquisitions. Future acquisitions may require substantial capital. Although we expect to use borrowings under our senior credit facility to pursue these opportunities, we cannot assure you that such borrowings will be available in sufficient amounts or that other financing will be available in amounts and on terms that we deem acceptable. In addition, our senior credit facility and indentures governing the senior subordinated notes impose, and our future indebtedness may impose, limitations on our ability to enter into acquisitions, alliances or joint ventures. Our financial performance and the condition of the capital markets will affect the value of our common stock, which could make it a less attractive form of consideration for making acquisitions. If we cannot identify suitable acquisitions or if we cannot access sufficient capital to take advantage of such acquisitions, we may have to curtail our strategic plan for growth through acquisitions, which could limit our ability to achieve our targeted competitive strategic position and have a material adverse impact on our long-term success.

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

Demand for our specialty packaging products in the principal end-use markets we serve is primarily driven by consumer consumption of the products sold in the packages we produce, which is often affected by general economic conditions. The primary end-use markets for our Paperboard Packaging segment are pharmaceutical and healthcare and branded products (such as alcoholic drinks, confectioneries, foods and tobacco), while the primary end-use markets for our Plastic Packaging segment are agrochemicals and other specialty chemicals, and food and beverages. Downturns in these sectors could result in decreased demand for our products. In particular, our business may be adversely affected during periods of economic weakness by the general softness in these consumer markets. Our results could be adversely affected if economic conditions weaken. These conditions are beyond our ability to control and have had, and may continue to have, a significant impact on our sales and results of operations.

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

We conduct the majority of our operations in non-U.S. countries, which exposes us to risks from changes in the political, economic and financial environments in those countries. Sales to customers outside North America accounted for over 90% of our net revenues during each of the last three years. In addition, one of our strategies for increasing our revenues depends on expansion into additional non-U.S. markets. Our non-U.S. sales and operations are subject to a variety of risks, including:

       •     fluctuations in currency exchange rates or imposition of currency exchange controls;

       •     difficulties in staffing and managing non-U.S. operations;

       •     inflexible local labor markets and work rules;

•	costs (such as labor, raw materials and equipment costs) that fluctuate in the countries in which we do business because such costs are denominated in non-U.S. currencies;

•	issues relating to uncertainties of laws and enforcement relating to pensions and the protection of intellectual property;

•	changes in trading policies and regulatory requirements, including export license requirements, trade barriers, tariffs and tax laws;

       •     language and cultural differences;

       •     general political and economic conditions and trends in non-U.S. markets;

•	expropriation of assets, including bank accounts, intellectual property and physical assets, by non-U.S. governments;

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

Compliance with the environmental and the health and safety requirements of non-U.S. and U.S. federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We have a policy of assessing real property for environmental risks prior to purchase. We regularly make capital and operating expenditures to stay in compliance with environmental laws. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Despite these compliance efforts, the risk of environmental liability, including the possible imposition of fines and penalties stemming from non-compliance with environmental laws, permits or licenses, is part of the nature of our business. We cannot assure you that environmental liabilities, including compliance and remediation costs, will not have a material adverse effect on us in the future. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies; additional information or facts surfacing with respect to existing investigations or the identification of as yet unknown contamination; further investigation of the potential health hazards of certain products or business activities; or the adoption of new laws, regulations or permitting requirements.

The subsidiary that comprised our former Tissue segment has been identified by the U.S. federal government and the State of Wisconsin as a potentially responsible party with respect to possible natural resource damages and remediation and restoration liability in the Fox River and Green Bay System in Wisconsin. In connection with the disposition of the assets of that subsidiary, we retained liability for, and the third party indemnity rights associated with, discharges of PCBs and other hazardous materials in the Fox River and Green Bay System. We and other potentially responsible parties are currently engaged in the investigation and remediation of this location. Given the many uncertainties associated with the nature and scope of the remediation effort that will ultimately be required, and uncertainties associated with the possible recovery of the cost of such efforts from third parties, we cannot assure you that the ultimate costs related to this site will not have a material adverse effect on our results. See “Note 14—Commitments and Contingencies” of Item 8, incorporated herein by reference.

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

The Internal Revenue Service (“IRS”) has proposed Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, Wisconsin Tissue Mills, Inc., now WTM I Company, to a joint venture with Georgia-Pacific Corporation.  The IRS  issued a Notice of Deficiency based on those adjustments on May 25, 2006.  Taking into account correlative adjustments to the Corporation’s tax liability in other years, the amount in dispute, including interest through December 30, 2007, is approximately $35 million.

We intend to defend our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $35 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS.  We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operation.

We have pension and postretirement plans that require annual actuarial valuations, and changes to the assumptions used in the actuarial valuations could adversely affect our financial condition and results of operations.

We have significant pension and postretirement benefit costs that are developed from actuarial valuations.  The actuarial valuations employ key assumptions that are particularly important when determining our projected liabilities for pension and other postretirement benefits.  Discount rates are used to determine the present value of future payments.  In general, our liability increases as the discount rate decreases and vice versa.  A lower expected return on plan assets increases the amount of pension expense and vice versa.  Decreases in the level of actual plan assets will also serve to increase the amount of pension expense.  Pension expense and liabilities would be higher with a higher compensation increase.  Discount rates are determined from analyses provided by the actuary of Aa rated bonds for U.S. plans and other relative bond indices for non-U.S.  Management develops assumptions with the assistance of independent actuaries.  In addition, changes in our pension and postretirement plans funded status may impact required levels of future employer contributions.

The information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” of Item 7, “Note 8—Financial Instruments and Risk Concentration” of Item 8, and “Note 14—Commitments and Contingencies” of Item 8 are incorporated herein by reference.

Item 1B.            Unresolved Staff Comments

None.

Item 2.	Properties

We believe that our production facilities are well maintained, in good operating condition and utilized at practical capacities that vary in accordance with product mixes, market conditions and machine configurations.  From time to time, we also lease additional warehouse space and sales offices on an as-needed basis.  A summary of our primary locations is presented below.

Paperboard Packaging
Belgium: Bornem, Brussels, Gent
England: Bourne, Bradford, Bristol*, Greenford*, Leicester, Loughborough*, Newcastle, Nottingham, Portsmouth*, Tewkesbury*, Thatcham*
France: Angoulême, Lisses, St. Pierre des Corps, Ussel
Germany: Düren, Hiddenhausen*, Melle, Neu-Isenburg, Stuttgart
Netherlands: Oss
Northern Ireland: Belfast
People’s Republic of China: Kunshan*
Republic of Ireland: Dublin*, Limerick, Westport
Scotland: East Kilbride, Hamilton*, Hillington*
Spain: Madrid*
United States: Lake Success, NY*; Lexington, NC; Raleigh, NC*
Wales: Wrexham*

Plastic Packaging
England: Crewe
France: St. Etienne
Hungary: Peremarton-gyartelep***
Mauritius: Port Louis*
People’s Republic of China: Kunshan**
Republic of Ireland: Cavan
South Africa: Cape Town*, Harrismith*

Corporate Offices
England:  Amersham****
United States:  Richmond, VA*
____________
*	Leased facility.
**	Facility owned by a joint venture in which we own a 50% interest.
***	Facility owned by a joint venture in which we own a 51% interest.
**** Two buildings, one of which is leased.

Item 3.	Legal Proceedings

We are a party to various legal actions, which are ordinary and incidental to our business.  While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

In addition, the information presented in “Note 14 — Commitments and Contingencies” of Item 8 is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item X.	Executive Officers of the Registrant

The name and age of each executive officer of the Company as of February 29, 2008, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors.

Andrew J. Kohut (49)
President & Chief Executive Officer since November 2005
President (January 2005-November 2005)
Executive Vice President & Chief Financial Officer (2001-2004)

J. P. Causey Jr. (64)
Executive Vice President, Secretary & General Counsel since 2001

Joel K. Mostrom (51)
Executive Vice President & Chief Financial Officer since July 2007
Senior Vice President & Chief Financial Officer (2005 – July 2007)
Vice President & Treasurer (2002-2004)

Michael Cheetham (50)
Vice President – Pharmaceutical & Healthcare Packaging since July 2007
Divisional Director – International and Branded Products (2006 – July 2007)
Divisional Director – International, Branded and Beverage Products (June 2005 – December 2005)
Divisional Director – Food and Household (April 2003 – June 2005)
Director – Food and Household (2002 – April 2003)

Timothy D. Whitfield (44)
Vice President – Branded Products Packaging since July 2007
Divisional Director – Plastics and Tobacco (2006 – July 2007)
Divisional Director – Tobacco (August 2004 – 2005)
Managing Director – France and Benelux (September 2003 – August 2004)
Managing Director – Labels GB (2002 – September 2003)

Vincent W. Hockett (45)
Vice President – Plastic Packaging & Business Development since July 2007
Managing Director – Strategic Business Development  (2005 – July 2007)
President & Chief Executive Officer, Invesprint Corporation, a Canadian manufacturer of labels (2003-2004)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “CSK”.  As of February 29, 2008, there were 4,019 holders of record of the Company’s common stock.  The following table sets forth the high and low closing prices per share for our common stock and dividend per share information for the last two years:

	Market Price
	High	Low	Dividends Declared
2007
First quarter	$18.68	$13.55	$0.22
Second quarter	16.07	12.14	—
Third quarter	13.21	8.32	—
Fourth quarter	9.20	4.81	—
2006
First quarter	$17.27	$13.08	$0.22
Second quarter	16.48	13.13	0.22
Third quarter	16.78	12.94	—
Fourth quarter	17.50	13.72	0.44

On May 1, 2007 the Board of Directors suspended the payment of dividends subsequent to the cash dividend paid on May 15, 2007 in light of the incremental cash requirements of our growth initiatives and the additional investment required to continue to improve our cost structure.  The payment of future dividends, and the amount thereof, will depend upon our future earnings, financial condition, capital needs and other factors deemed relevant by our Board of Directors and will be subject to restrictions and limitations contained in our indentures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of Item 7.

The following table provides information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans as of December 30, 2007.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,306,230	$25.83	4,974,517
Equity compensation plans not approved by security holders	-	-	-
Total	1,306,230	$25.83	4,974,517

See “Note 12 — Stock Option and Award Plans” of Item 8, incorporated herein by reference, for information regarding the material features of the above plans.

Item 6.	Selected Financial Data

The table below summarizes selected financial information.  For further information, refer to the Consolidated Financial Statements and the Notes thereto of Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  Item 7, which are incorporated herein by reference.

Five-Year Comparative Record

(dollar amounts in millions, except per share data)	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
Operating Results
Net sales	$1,059.6	$995.4	$1,009.2	$997.9	$850.4
(Loss) income from continuing operations	(13.8)	(32.4)	(306.7)	16.2	24.1
Discontinued operations	(1.7)	(7.2)	(7.6)	(4.5)	2.8
Net (loss) income	(15.5)	(39.6)	(314.3)	11.7	26.9
Cash dividends declared on common stock	4.1	17.3	17.1	17.0	13.4
Net cash provided by operating activities	24.1	21.7	44.6	93.1	80.0
Common Stock
Number of stockholders of record at year-end	4,041	4,304	4,422	4,553	4,744
Shares outstanding at year-end (in millions)	19.9	19.8	19.6	19.6	15.3
Per share
Basic earnings from continuing operations	$(0.71)	$(1.67)	$(15.81)	$0.88	$1.59
Basic earnings	(0.80)	(2.04)	(16.20)	0.63	1.77
Diluted earnings from continuing operations	(0.71)	(1.67)	(15.81)	0.88	1.59
Diluted earnings	(0.80)	(2.04)	(16.20)	0.63	1.77
Dividends declared	0.22	0.88	0.88	0.88	0.88
Year-end stockholders’ equity	14.13	11.80	15.07	36.34	37.26
Financial Position at Year-end
Working capital	$93.9	$31.9	$8.8	$21.3	$62.9
Property, plant and equipment, net	358.7	354.1	372.0	427.2	431.6
Total assets	1,213.7	1,114.8	1,123.0	1,557.0	1,492.8
Debt	515.3	467.8	432.9	428.9	486.9
Stockholders’ equity	281.2	233.7	295.3	712.2	570.1
Total capital	796.5	701.5	728.2	1,141.1	1,057.0
Percent of debt
To total capital	64.7%	66.7%	59.4%	37.6%	46.1%
To stockholders’ equity	183.3	200.2	146.6	60.2	85.4
Additional Data
Number of employees at year-end	5,427	5,553	6,129	5,988	5,875

Notes to Five-Year Comparative Record:
(1)
Continuing operations included after-tax restructuring charges of $13.4 million; an after-tax gain on divestitures of $1.5 million; an income tax benefit $3.8 million related to the resolution of income tax contingencies; and an income tax benefit of $1.2 million resulting from a re-evaluation of our deferred taxes for changes in U.K. tax law and changes in statutory tax rates for the U.K. and Germany.

(2)
Continuing operations included an after-tax goodwill impairment charge of $14.3 million; after-tax restructuring charges of $27.4 million; an after-tax gain on divestitures of $2.9 million; and an after-tax loss on extinguishment of debt of $0.6 million.  Continuing operations also included an income tax benefit of $5.7 million as a result of management’s reassessment of the Company’s deferred tax assets in France following the sale of CLP and the favorable settlements of income tax contingencies with income tax authorities.

(3)
Continuing operations included an after-tax goodwill impairment charge of $311.7 million; after-tax restructuring charges of $8.7 million; an after-tax loss on divestitures of $2.8 million; an after-tax loss on extinguishment of debt of $0.5 million; and an income tax benefit of $1.9 million related to the resolution of income tax contingencies.

(4)	Continuing operations included an after-tax loss on extinguishment of debt of $6.2 million and a $3.3 million tax benefit related to favorable settlements of U.S. and U.K. tax return audits.
(5)	Continuing operations included an after-tax gain on the settlement of environmental indemnity obligations of $7.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Chesapeake has two reportable business segments, Paperboard Packaging and Plastic Packaging.  In July 2007 we announced a reorganization that included the realignment of our operating segments.  As of September 30, 2007 we conduct our business in three operating segments:  Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), and Branded Products Packaging ("Branded Products").  The Branded Products operating segment now includes our former Tobacco operating segment.  The Pharma and Branded Products operating segments are aggregated into the Paperboard Packaging reportable segment.

Paperboard Packaging

The Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products.  Our primary end-use markets are pharmaceutical and healthcare and branded products (such as alcoholic drinks, confectioneries, foods and tobacco).

Plastic Packaging

The Plastic Packaging segment designs and manufactures plastic containers, bottles, and preforms.  The primary end-use markets are agrochemicals and other specialty chemicals, and food and beverages.

Summary of 2007

Our operating income for fiscal 2007 was $26.7 million, and included gains or losses on divestitures and restructuring expenses, asset impairments and other exit costs of $14.3 million.  Our operating income for fiscal 2006 was $0.3 million, and included goodwill impairments, gains or losses on divestitures and restructuring expenses, asset impairments and other exit costs of $44.6 million.

Compared to fiscal 2006, operating income in fiscal 2007 decreased due to the decreased sales of tobacco packaging, start-up problems with the multi-shaped tubes for U.K. drinks packaging, and reduced operating margins in pharmaceutical and healthcare packaging.  This was partially offset by increased sales of specialty chemicals packaging, reduced pension expense and favorable effects of changes in foreign currency exchange rates.

During the fourth quarter of fiscal 2005, we announced plans for a two-year global cost savings program which targeted combined pre-tax savings of $25 million on an annualized basis.  The scope of this program was extensive, and the cost of these initiatives was expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets.  Under this program, we have closed three locations and sold two operations. We have also implemented broad-based workforce reductions and general overhead cost savings initiatives throughout the company.  We have now completed the $25-million cost savings program and over the course of fiscal years 2006 and 2007 we achieved cost savings in excess of our $25-million goal.  However, these savings have been masked in 2007 due to the loss of tobacco volumes, start up costs associated with the multi-shaped tube products, and pricing pressures primarily in the Paperboard Packaging segment.  We are now evaluating potential additional restructuring and cost savings actions.

Review of Consolidated Results of Operations

The following consolidated results from continuing operations highlight major year-to-year changes in our consolidated statements of operations.  More detail regarding these changes is found under the caption “—Review of Segment Results” and information regarding discontinued operations is found under the caption “—Discontinued

Operations.”  All per share amounts included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented on a diluted basis.

The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles (“GAAP”) and require management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures (see discussion of Critical Accounting Policies).  Actual results could differ from these estimates.

The consolidated statement of operations for fiscal 2007 includes adjustments from prior periods that were recorded in the first quarter and fourth quarter of fiscal 2007.  The net impact of the adjustments recorded in the first quarter of fiscal 2007 reduced net income from continuing operations before taxes by $0.1 million, income from continuing operations by $0.7 million and net income by $0.5 million.  These adjustments included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.  The net impact of the adjustment recorded in the fourth quarter of fiscal 2007 reduced net income from continuing operations before taxes, income from continuing operations, and net income by $0.3 million.  This adjustment was related to depreciation of assets that were acquired in September 2005 with the purchase of CPHPNA. These adjustments from prior periods that were recorded in the first quarter and fourth quarter of fiscal 2007 were deemed immaterial to the current and prior periods.

Our 52–53 week fiscal year ends on the Sunday nearest to December 31.  Fiscal years 2007, 2006 and 2005 each contain 52 weeks.

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

2007 vs. 2006

Net sales:  Chesapeake’s fiscal 2007 net sales of $1,059.6 million were up $64.2 million, or 6.4 percent, compared to net sales in fiscal 2006 of $995.4 million.  Reduced sales volumes, especially of tobacco products packaging, were more than offset by the positive effects of changes in foreign currency exchange rates which increased net sales by $72.7 million.

Gross margin:  Gross margin, which is defined as net sales less cost of products sold, was $179.2 million in fiscal 2007, compared to $175.3 million in fiscal 2006.  Gross margin as a percentage of net sales for fiscal 2007 decreased from 17.6 percent in fiscal 2006 to 16.9 percent in fiscal 2007, primarily due to pricing pressure especially within the Paperboard Packaging segment.

Selling, general and administrative (“SG&A”) expenses:  SG&A expenses as a percentage of net sales were 13.4 percent in fiscal 2007 compared to 13.5 percent in fiscal 2006.  Decreases in pension costs as well as cost savings under the Company’s global cost savings program were offset by costs incurred in connection with strategic initiatives.

Goodwill impairment charge:  In fiscal 2006, we recorded a non-cash charge of $14.3 million ($14.3 million after tax), or $0.74 per share, related to impairment of goodwill in our former tobacco reporting unit of the Paperboard Packaging segment.  The impairment resulted from an expectation of a significant decline in tobacco packaging sales.

Restructuring expenses, asset impairments and other exit costs:  In fiscal 2007, we recorded losses of $15.8 million ($13.4 million after tax) for restructuring expenses, asset impairments and other exit costs.  These charges were primarily related to general workforce reductions across our operations as part of our $25-million global cost savings program, as well as the closure of our tobacco manufacturing facility in Bremen, Germany.  In fiscal 2006, we recorded losses of $33.4 million ($27.4 million after tax) for restructuring expenses, asset impairments and other exit costs.  This included an asset impairment charge of $24.9 million ($21.1 million after tax) related to our former tobacco reporting unit of the Paperboard Packaging segment.  The remaining expenses of $8.5 million ($6.3 million after tax) related to our $25-million global cost savings program.  The charges related to our cost savings program included the closure of our facilities in Birmingham, England in 2005 and Bedford, England in 2006, as well as other employee-related expenses for workforce reductions in both years.  More detail regarding these charges is found under the caption “—Chesapeake’s $25-Million Cost Savings Program.”

Gains/Losses on divestitures: In fiscal 2007 we recorded a net gain on divestiture of $1.5 million ($1.5 million after tax) resulting from the reversal of a provision against a loan note received in connection with our sale of our plastic packaging operation in Northern Ireland in 2006.  In fiscal 2006, we recorded a net gain on divestitures of $3.1 million ($2.9 million after tax) also resulting from the sale of this plastic packaging operation in Northern Ireland.

Other income, net:  Other income, net was $4.2 million for fiscal 2007 compared to $3.7 million for fiscal 2006, and includes gain/loss on sale of fixed assets and foreign currency translation gain/loss.

Operating income (loss):  Operating income was $26.7 million for fiscal 2007 compared to operating income of $0.3 million for fiscal 2006.  The increase in operating income in fiscal 2007 was primarily due to the net impact of the goodwill impairment charges, losses on divestitures, and restructuring expenses, asset impairments and other exit costs discussed above. Changes in foreign currency exchange rates increased operating income for fiscal 2007 by $2.8 million compared to fiscal 2006.  More detail regarding segment operating income is found under the caption “—Review of Segment Results.”

Interest expense, net:  Net interest expense for fiscal 2007 was $44.6 million, compared to net interest expense of $39.8 million for fiscal 2006.  The increase in net interest expense in fiscal 2007 was primarily due to increased borrowing levels during fiscal 2007 as well as higher average interest rates on borrowings under our lines of credit during fiscal 2007.  Our borrowings include amounts denominated in the local currencies of the countries in which we conduct substantial business, and serve as a partial natural hedge against currency fluctuations affecting our earnings.  Changes in foreign currency exchange rates increased net interest expense in fiscal 2007 by $2.3 million.

Loss on extinguishment of debt:  In fiscal 2006, we recorded a pre-tax and after-tax loss of $0.6 million on the early redemption of £5.0 million principal amount of our 10.375% senior subordinated notes due 2011.

Tax expense: The effective income tax rate from continuing operations for fiscal 2007 was 22.9 percent compared to an effective income tax rate of approximately 19.2 percent in fiscal 2006.  The comparability of our effective tax rate is affected by the goodwill impairment charges, substantially all of which are not deductible for income tax purposes, the inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions.  Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with U.K. tax authorities.  We recorded income tax benefits of approximately $3.8 million in fiscal 2007 and $3.4 million in fiscal 2006 related to the resolution of income tax contingencies.  In fiscal 2007 we also recorded an income tax benefit of $1.2 million resulting from a re-evaluation of our deferred taxes for changes in U.K. tax law and changes in statutory tax rates for the U.K. and Germany.

Loss from continuing operations:  The loss from continuing operations for fiscal 2007 was $13.8 million, or $0.71 per diluted share, while the loss from continuing operations for fiscal 2006 was $32.4 million, or $1.67 per diluted share.

2006 vs. 2005

Net sales:  Chesapeake’s fiscal 2006 net sales of $995.4 million were down $13.8 million, or 1.4 percent, compared to net sales in fiscal 2005 of $1,009.2 million.  Changes in foreign currency exchange rates increased net sales by $4.1 million.  The decrease in sales was primarily due to a decrease in sales in the Plastic Packaging segment resulting from the sale of our plastic packaging operation in Northern Ireland in the first quarter of fiscal 2006.  Sales in the Paperboard Packaging segment increased over fiscal 2005 as a result of our acquisition of CPHPNA in the third quarter of 2005.  That increase in sales was largely offset by lower sales of tobacco and branded products packaging.

Gross margin:  Gross margin, which is defined as net sales less cost of products sold, was $175.3 million in fiscal 2006, compared to $181.4 million in fiscal 2005.  Gross margin as a percentage of net sales for fiscal 2006 decreased from 18.0 percent in fiscal 2005 to 17.6 percent in fiscal 2006.

Selling, general and administrative (“SG&A”) expenses:  SG&A expenses as a percentage of net sales were 13.5 percent in fiscal 2006 compared to 13.4 percent in fiscal 2005.  Increased pension expenses were partially offset by cost savings initiatives undertaken as part of our $25-million global cost savings program.

Goodwill impairment charge:  In fiscal 2006, we recorded a non-cash charge of $14.3 million ($14.3 million after tax), or $0.74 per share, related to impairment of goodwill in our former tobacco reporting unit of the Paperboard Packaging segment.  In fiscal 2005, as a result of competitive economic conditions affecting the paperboard packaging markets and changes in our profile relative to market capitalization and risks associated with the extent and timing of savings anticipated under our $25-million global cost savings program, we recorded a non-cash charge of $312.0 million ($311.7 million after tax) related to the impairment of goodwill within the reporting units of our Paperboard Packaging segment.

Restructuring expenses, asset impairments and other exit costs:  In fiscal 2006, we recorded losses of $33.4 million ($27.4 million after tax) for restructuring expenses, asset impairments and other exit costs.  This included an asset impairment charge of $24.9 million ($21.1 million after tax) related to our former tobacco reporting unit of the Paperboard Packaging segment.  The remaining expenses of $8.5 million ($6.3 million after tax) related to our $25-million global cost savings program.  In fiscal 2005, we recorded losses of $10.7 million ($8.7 million after tax) for restructuring expenses and other exit costs primarily related to our costs savings program.  The charges related to our cost savings program included the closure of our facilities in Birmingham, England in 2005 and Bedford, England in 2006, as well as other employee-related expenses for workforce reductions in both years.  More detail regarding these charges is found under the caption “—Chesapeake’s $25-Million Cost Savings Program.”

Gains/Losses on divestitures: In fiscal 2006, we recorded a net gain on divestitures of $3.1 million ($2.9 million after tax) resulting from the sale of our plastic packaging operation in Northern Ireland.  In fiscal 2005, we recorded a net loss of $2.8 million ($2.8 million after tax) related to the write-down and subsequent settlement of promissory notes received in connection with the 2001 divestiture of Consumer Promotions International, Inc. ("CPI"), a component of our former Merchandising and Specialty Packaging segment resulting from a change in our estimate as to the recovery of these notes.

Other income, net:  Other income, net was $3.7 million for fiscal 2006 compared to $1.5 million for fiscal 2005, and primarily includes gain/loss on sale of fixed assets.

Operating income (loss):  Operating income was $0.3 million for fiscal 2006 compared to an operating loss of $277.8 million for fiscal 2005.  The increase in operating income in fiscal 2006 was primarily due to the net impact of the goodwill impairment charges, losses on divestitures, and restructuring expenses, asset impairments and other exit costs discussed above. Changes in foreign currency exchange rates did not have a significant effect on operating income for fiscal 2006.  More detail regarding segment operating income is found under the caption “—Review of Segment Results.”

Interest expense, net:  Net interest expense for fiscal 2006 was $39.8 million, compared to net interest expense of $32.8 million for fiscal 2005.  The increase in net interest expense in fiscal 2006 was primarily due to higher residual borrowing levels during fiscal 2006 resulting from the funding of the CPHPNA acquisition in the latter part of 2005, as well as higher average interest rates on borrowings under lines of credit during fiscal 2006.  Our borrowings include amounts denominated in the local currencies of the countries in which we conduct substantial business, and serve as a partial natural hedge against currency fluctuations affecting our earnings.  Changes in foreign currency exchange rates did not have a significant impact on net interest expense in fiscal 2006.

Loss on extinguishment of debt:  In fiscal 2006, we recorded a pre-tax and after-tax loss of $0.6 million on the early redemption of £5.0 million principal amount of our 10.375% senior subordinated notes due 2011.  In fiscal 2005, we recorded a pre-tax and after-tax loss of $0.5 million on the early redemption of  £2.9 million principal amount of our 10.375% senior subordinated notes due 2011.

Tax expense: The effective income tax rate from continuing operations for fiscal 2006 was 19.2 percent compared to an effective income tax rate of approximately 1.4 percent in fiscal 2005.  The comparability of our effective tax rate is affected by the goodwill impairment charges, substantially all of which are not deductible for income tax purposes, the inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions.  Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with U.K. tax authorities.  The fiscal 2005 results included additional benefits related to deferred income tax asset valuation allowances of $2.9 million when compared to fiscal 2006 results.  We also recorded income tax benefits of approximately $3.4 million in fiscal 2006 and $1.9 million in fiscal 2005 related to the resolution of income tax contingencies.

Loss from continuing operations:  The loss from continuing operations for fiscal 2006 was $32.4 million, or $1.67 per diluted share, while the loss from continuing operations for fiscal 2005 was $306.7 million, or $15.81 per diluted share.

Review of Segment Results

Paperboard Packaging

(dollars in millions)	2007	2006	2005

Net sales	$879.7	$840.4	$827.4
Operating income	36.9	42.9	49.8
Operating income margin %	4.2%	5.1%	6.0%

2007 vs. 2006:  Net sales for fiscal 2007 were $879.7 million, an increase of $39.3 million, or 4.7 percent, over fiscal 2006.  The increase in net sales for the year was primarily attributable to changes in foreign currency exchange rates which increased net sales by $66.2 million in fiscal 2007 partially offset by lower sales of tobacco and other branded products packaging as well as lower sales of pharmaceutical and healthcare packaging.

Operating income for fiscal 2007 was $36.9 million versus $42.9 million for fiscal 2006, a decrease of 14.0 percent.  Changes in foreign currency exchange rates increased operating income by $3.3 million. The decrease in operating income was primarily due to reduced sales of tobacco packaging and start up problems with the multi-shaped tubes for U.K. drinks packaging.  The remaining decline in operating earnings was primarily due to costs associated with recent process improvement initiatives and reduced operating margins in pharmaceutical and healthcare packaging.

2006 vs. 2005:  Net sales for fiscal 2006 were $840.4 million, an increase of $13.0 million, or 1.6 percent, over fiscal 2005.  Changes in foreign currency exchange rates increased net sales by $8.3 million in fiscal 2006.  The increase in net sales for the year was primarily attributable to increased pharmaceutical and healthcare sales resulting from the CPHPNA acquisition, largely offset by lower sales of tobacco and branded products packaging.

Operating income for fiscal 2006 was $42.9 million versus $49.8 million for fiscal 2005, a decrease of 13.9 percent.  Changes in foreign currency exchange rates increased operating income by $0.6 million. The decrease in operating income was primarily due to increased pension and energy costs and reduced sales of tobacco packaging, partly offset by improved results in pharmaceutical and healthcare packaging.

Plastic Packaging

(dollars in millions)	2007	2006	2005

Net sales	$179.9	$155.0	$181.8
Operating income	20.4	17.9	15.0
Operating income margin %	11.3%	11.5%	8.3%

2007 vs. 2006:  Net sales for fiscal 2007 were $179.9 million, an increase of $24.9 million, or 16.1 percent, over fiscal 2006.  Changes in foreign currency exchange rates increased net sales by $6.5 million in fiscal 2007. The remaining increase in net sales was due to increased sales volume, especially within the specialty chemical and South African beverage operations and the partial pass through of higher raw material costs.

Operating income was $20.4 million for fiscal 2007, up $2.5 million compared to fiscal 2006, an increase of 14.0 percent.  Changes in foreign currency exchange rates increased operating income by $1.2 million.  The increase in operating income was primarily due to strong demand and improved results related to specialty chemical packaging.

2006 vs. 2005:  Net sales for fiscal 2006 were $155.0 million, a decrease of $26.8 million, or 14.7 percent, over fiscal 2005.  Changes in foreign currency exchange rates decreased net sales by $4.2 million in fiscal 2006. The decrease in net sales primarily resulted from the sale of our plastic packaging operation in Northern Ireland in the first quarter of fiscal 2006, partly offset by increased sales prices throughout the segment resulting from the partial pass-through of higher raw material costs and increased volume.

Operating income was $17.9 million for fiscal 2006, up $2.9 million compared to fiscal 2005, an increase of 19.3 percent.  Changes in foreign currency exchange rates decreased operating income by $0.4 million.  The increase in operating income was primarily due to strong demand and improved results in the specialty chemical packaging market and the Irish dairy market, partly offset by lower operating earnings as a result of volume declines in South Africa.

Chesapeake’s $25-Million Cost Savings Program

During the fourth quarter of fiscal 2005, we announced plans for a two-year global cost savings program which targeted combined pre-tax savings of $25 million on an annualized basis.  While we routinely evaluate our operations for improvement and rationalization opportunities, we believed that the development of this comprehensive program would significantly improve our competitive position and enhance value for our shareholders by focusing on three goals:

•
increasing our focus on business operations that are aligned with our global strategic vision and that possess what we believe are the driving forces that will enable us to achieve improved performance in the market;

•	improving our operational processes; and

•	reducing our overall company-wide cost structure.

The scope of our restructuring program was extensive, and the cost of these initiatives was expected to range from $30 million to $40 million on a pre-tax basis, with the cash flow impact being less due to the sale of related real estate and assets.  Full implementation of this program was expected by the end of 2007.

Under this program, we have closed three locations and sold two operations. We have also implemented broad-based workforce reductions and general overhead cost savings initiatives throughout the Company.  Since the program’s inception, we have recorded net charges for divestitures and restructuring, asset impairments and other exit costs of approximately $32.7 million ($7.7 million of which are included in discontinued operations) and made cash payments related to program initiatives of approximately $32.0 million. In addition, we have recovered approximately $26.7 million in cash sale proceeds on sales of operations, land and other assets under this program. We have now completed the $25-million cost savings program and over the course of fiscal years 2006 and 2007 we achieved cost savings in excess of our $25-million goal.  However, these savings have been masked in 2007 due to the loss of tobacco volumes, start up costs associated with the multi-shaped tube products, and pricing pressures primarily in the Paperboard Packaging segment.  We are now evaluating potential additional restructuring and cost savings actions.

Other Restructuring Expenses, Asset Impairments and Exit Costs

During fiscal 2006 we recorded an asset impairment charge of $24.9 ($21.1 million after tax) related to the fixed assets of our former tobacco reporting unit of the Paperboard Packaging segment.  This impairment was recorded as a result of information provided by one of our major tobacco packaging customers, British American Tobacco (“BAT”).  BAT informed Chesapeake that they planned to implement a supplier rationalization program that would substantially reduce the role of Chesapeake as a packaging supplier to BAT.  Also as a result of reduced sales of tobacco packaging, during fiscal 2007 we recorded restructuring costs related to the sale of our tobacco packaging manufacturing facility in Bremen, Germany and other workforce reductions of approximately $5.9 million.  During fiscal 2007 we made cash payments related to these activities of approximately $1.3 million.

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

	2007		2006		2005
(in millions, except per share data)	Amount	Per Share	Amount	Per Share	Amount	Per Share

Discontinued operations:
Income (loss) from discontinued operations	$0.3	$0.01	$(4.4)	$(0.23)	$(5.2)	$(0.27)
Loss on disposal of discontinued operations	$(2.0)	$(0.10)	$(2.8)	$(0.14)	$(2.4)	$(0.12)

During fiscal 2007 we recorded approximately $2.4 million of expense related to the tax treatment of the disposition of assets of Wisconsin Tissue Mills Inc. in 1999.

The loss from discontinued operations in fiscal 2006 included a pre-tax and after-tax charge of $3.0 million related to an asset impairment charge for the remaining long-lived assets of our French luxury packaging business, as well as $1.0 million for restructuring expenses and other exit costs related to our French luxury packaging business, including the closure of our rigid box operation at Ezy-sur-Eure, France.  The loss from discontinued operations in fiscal 2005 included $2.4 million of restructuring expenses and other exit costs related to the closure of Ezy-sur-Eure.

In fiscal 2005 we recorded a pre-tax and after-tax loss of $3.0 million on the sale of the assets of our French wine and spirits label operation at Bourgeot Etiqso Lesbats.  In fiscal 2006 we recorded a pre-tax and after-tax loss of $1.5 million on the sale of our remaining French luxury packaging business.

Summarized results of discontinued operations are shown separately in the accompanying consolidated financial statements, except for the consolidated statements of cash flows, which summarize the activities of continued and discontinued operations together.  Net sales from discontinued operations were $16.7 million in fiscal 2006 and $32.9 million in fiscal 2005.

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

Liquidity and Capital Resources

Management assesses Chesapeake’s liquidity in terms of our overall ability to generate cash to fund our operating and investing activities.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.  Chesapeake uses financial markets worldwide for its financing needs.  We are a party to public and private long-term debt agreements, including various bank credit facilities (see “Note 7 — Long Term Debt” of Item 8, incorporated herein by reference).  Chesapeake has no material “off-balance sheet” liabilities or variable interest entities.

The following tables summarize our contractual obligations and other commercial commitments as of December 30, 2007:

Contractual Obligations

	Payments Due by Period(1)
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(2)	$512.4	$7.0	$172.1	$136.2	$197.1
Interest(3)	164.9	28.0	55.0	40.8	41.1
Operating leases	26.3	6.7	8.9	5.2	5.5
Other commitments(4)	16.5	15.5	0.6	0.4	-
Total contractual cash obligations	$720.1	$57.2	$236.6	$182.6	$243.7

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

(3)
Contractual interest payments are calculated using outstanding debt balances, interest rates and foreign exchange rates in effect at December 30, 2007.  Estimates do not include the effects of any potential early redemptions or refinancings.  Interest on amounts owed under lines of credit is not included.

(4)
Amounts exclude required employer contributions which are expected to approximate $21.1 million.  This includes required supplementary employer pension contributions under a pension recovery plan, which are expected to approximate at least $12 million per year under current valuations and will continue for an undetermined time period. Furthermore, future supplementary employer pension contributions as provided under the pension recovery plan may need to be materially increased if the funding level of one of our U.K. pension plans is not at least 90% by April 5, 2008.  In addition, amounts exclude $28.5 million of unrecognized tax benefits related to uncertain tax positions.  The timing of settlement of these uncertain tax positions is not estimable.

Other Commercial Commitments

(in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years

Committed lines of credit(1)	$250.0	$—	$250.0	$—
Uncommitted lines of credit(2)	11.8	11.8	—	—
Standby letters of credit(3)	1.6	1.6	—	—
Total commercial commitments	$263.4	$13.4	$250.0	$—

(1)
Borrowings of $165.9 million under these lines of credit were included in long-term debt at December 30, 2007.  Amounts available to be borrowed under the lines of credit are limited by the amount currently borrowed, the amounts of outstanding letters of credit ($1.5 million at December 30, 2007) and any debt covenant restrictions.

(2)	Borrowings of $4.5 million under uncommitted lines of credit, were included in long-term debt at December 30, 2007.
(3)	Includes $0.1 million of back-up letters of credit.

Financing

In December 2003 Chesapeake filed a universal shelf registration statement with the SEC which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies.  We completed both a common stock and debt security offering under this shelf registration statement during 2004.  In June 2005 $68.5 million of remaining availability under the shelf registration statement filed December 2003 was carried forward into a new aggregate $300 million universal shelf registration filed with the SEC, having terms and conditions substantially similar to the previous universal shelf registration.  No offerings have been made under the current shelf registration statement.

In March 2004 we completed a public offering of approximately 4.05 million shares of our common stock.  Our net proceeds from the sale of these shares, after deducting discounts, commissions and expenses, were approximately $92 million.  In April 2004 we used a portion of the net proceeds to redeem £40 million principal amount of our outstanding 10.375% senior subordinated notes due 2011 at a redemption price of 110.375% of the principal amount, plus accrued and unpaid interest to the redemption date, or an aggregate redemption price of approximately $82.6 million.  The redemption resulted in a loss on extinguishment of debt of $8.4 million, or $5.4 million net of income taxes.  The remaining net proceeds of approximately $9.0 million from the offering of our common stock were used to repay outstanding borrowings under our senior bank credit facility.

In December 2004 we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014.  Our net proceeds from the sale of these notes, after deducting discounts, commissions and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342).  The notes were offered to the public at par.  The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.2% notes due March 2005.  The retirement of these notes was accomplished through a tender offer and consent solicitation.  Including fees, expenses, interest and premiums, the redemption cost $69.1 million and resulted in a loss on extinguishment of debt of $1.2 million, or $0.8 million net of income taxes.  The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

In February 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2% notes which also matured during the first quarter of fiscal 2005.  In August 2005, we redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.5 million associated with the debt extinguishment.  In March 2006 we redeemed £5.0 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

In February 2004 our senior credit facility, under which we can guarantee loan note balances and borrow up to $250 million, was amended and restated, and its maturity extended to February 2009.  Amounts available to be borrowed under our senior credit facility are limited by the amount currently borrowed and the amounts of outstanding letters of credit ($1.5 million at December 30, 2007).  Nominal facility fees are paid on the unutilized credit line capacity, and interest is charged primarily at LIBOR plus a margin based on our leverage ratio.  We are required to pay a fee, which varies based on our leverage ratio, on the outstanding balance of certain loan notes and letters of credit.  Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt.  The senior credit facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries.  The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (U.K.) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries.  Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries.

In February 2006, the senior credit facility was amended to make certain technical corrections and amendments, add provisions to accommodate strategic initiatives of the Company and adjust certain financial maintenance covenants during 2006 and 2007.  Subsequent amendments to the agreement were made effective in June and December 2007 to further adjust certain financial maintenance covenants through the end of 2007 and, among other things, to limit our ability to fund acquisitions, repay subordinated debt or to pay dividends. On March 5, 2008, the Company obtained agreement from its senior credit facility lenders to amend the facility through the end of fiscal 2008.  The amendment affects financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and a decrease in the interest coverage ratios.  In addition, interest rate margins were increased to 450 basis points over LIBOR and basket limitations were imposed for acquisitions, dispositions, and other indebtedness, among other changes.  In the event that the senior credit facility is not fully refinanced prior to March 31, 2008, the Company has agreed to provide a security interest in substantially all of its tangible European assets.  Outstanding borrowings under the senior credit facility as of December 30, 2007 totaled $165.9 million.  Other lines of credit totaling $11.8 million are maintained with several banks on an uncommitted basis, under which $4.5 million was outstanding as of December 30, 2007.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership.  In addition, the loan agreements contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business.  The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum senior leverage ratio and a minimum interest coverage ratio.  Noncompliance with any material provision of our debt agreements could have a material adverse effect on our liquidity, financial position and results of operations.  After obtaining an amendment to our senior credit facility effective December 28, 2007, which increased the total leverage ratio and decreased the interest coverage ratio for the fourth quarter of 2007, we were in compliance with all of our debt covenants as of the end of fiscal 2007.  The senior subordinated notes contain provisions allowing for early redemptions, under certain circumstances, at premiums of up to 3.5 percent in addition to outstanding principal and interest.

At December 30, 2007, Chesapeake’s corporate family rating from Moody’s Investors Service was B1.  Our corporate credit rating from Standard & Poor’s was BB-.  Both agencies have the Company under review for possible rating downgrade.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale.  In these sale agreements, we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential “losses” (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys’ fees) arising from:  (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale.  Most of our indemnity obligations under these sale agreements are:  (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or “basket.” Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment.  Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket.  For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements.  However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated.  Such matters are discussed in “Note 14 — Commitments and Contingencies” of Item 8, incorporated herein by reference.

In the ordinary course of our business, we may enter into agreements for the supply of goods or services to customers that provide warranties to the customer on one or more of the following:  (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services.  Liability under such warranties is often limited to a maximum amount, by the nature of the claim or by the time period within which a claim must be asserted.  As of December 30, 2007, we believe our liability under such warranties was immaterial.

In the ordinary course of our business, we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement.  Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith.  As of December 30, 2007, we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications.  As of December 30, 2007, we believe our liability under these agreements was immaterial.

Cash Flows

Operating activities:  Net cash provided by operating activities in fiscal 2007 was $24.1 million compared to $21.7 million in fiscal 2006 and $44.6 million in fiscal 2005.  Increased working capital requirements and additional spending related to strategic initiatives in fiscal 2007 compared to fiscal 2006 were more than offset by decreased spending associated with our global cost savings program of $4.9 million, as well as decreased cash contributions to our defined benefit pension plans of $4.6 million.  The decrease in net cash provided by operating activities for fiscal 2006 compared to fiscal 2005 primarily reflected an increase in spending associated with our global cost savings program of $10.7 million, as well as an increase in working capital usage.

Investing activities:  Net cash used in investing activities in fiscal 2007 was $45.5 million compared to $6.7 million in fiscal 2006 and $110.6 million in fiscal 2005.  Cash used in fiscal 2007 primarily represented capital spending of $49.6 million. Cash used in fiscal 2006 reflected capital spending of $35.8 million, largely offset by cash proceeds of $29.1 million from divestitures and sales of property, plant and equipment.  Of those proceeds, $26.7 million related to operations and other assets divested under our cost savings program.  Cash used in fiscal 2005 was primarily for acquisitions of $78.4 million and capital spending of $38.3 million.  Acquisition spending related to our September 2005 acquisition of CPHPNA and our December 2005 acquisition of the outstanding minority interest of our South African Plastic Packaging operation.  These expenditures were partially offset by $5.6 million of proceeds from sales of property, plant and equipment.

Capital projects in fiscal 2008 are expected to support our strategy of growing the Paperboard Packaging and Plastic Packaging segments and reducing costs, focusing on projects that are in the aggregate expected to generate a long-term return on investment that exceeds our cost of capital.

Financing activities:  Net cash provided by financing activities was $22.9 million in fiscal 2007, compared to net cash used in financing activities of $15.4 million in fiscal 2006 and net cash provided by financing activities of $21.4 million in fiscal 2005.  Cash provided by financing activities in fiscal 2007 primarily reflected borrowings on our revolving lines of credit to fund capital spending and spending associated with strategic initiatives.  Cash used in financing activities in fiscal 2006 primarily reflected dividend payments.  Cash provided by financing activities in fiscal 2005 reflected borrowings on our revolving lines of credit of $116.5 million, primarily due to the acquisition of CPHPNA, partially offset by net debt payments of $77.9 million, including the redemption of £2.9 million principal amount of our 10.375% senior subordinated notes due 2011.  More information regarding our financing activities is found under the caption “—Financing.”  We paid cash dividends of $0.44 per share in fiscal 2007 and $0.88 per share in fiscal 2006 and fiscal 2005, resulting in the use of cash of $8.5 million in fiscal 2007 and $17.1 million in fiscal 2006 and fiscal 2005.

Our anticipated cash requirements during 2008 are primarily to fund capital expenditures and fund supplementary pension contributions.  We expect to fund our cash requirements in 2008 with cash generated from operations, and by utilizing the borrowing capacity available under the senior credit facility.

Capital Structure

Our total capitalization (consisting of debt and stockholders’ equity) was $796.5 million at the end of fiscal 2007, compared to $701.5 million at the end of fiscal 2006.  The year-end ratio of debt to total capital was 64.7 percent for fiscal 2007, compared to 66.7 percent for fiscal 2006.

At the end of 2007, we had 19.9 million shares of common stock outstanding.  (See “Note 11 — Stockholders’ Equity” of Item 8, incorporated herein by reference for more details on capital stock.) Stockholders’ equity at December 30, 2007 was $281.2 million, or $14.13 per share, up $2.33 per share compared to year-end 2006.

The market price for our common stock ranged from a low of $4.81 per share to a high of $18.68 per share in 2007, with a year-end price of $5.53 per share.

Risk Management

Because we currently conduct a significant amount of our business internationally, fluctuations in currency exchange rates or changes in economic conditions in foreign markets may have a significant impact on our financial statements.  Currency fluctuations have much less effect on local operating results because we mostly sell our products in the same currency used to pay local operating costs.  Our currency exposures are cash, debt and foreign currency transactions denominated primarily in the British pound, the euro and the South African rand.  We manage our foreign currency exposures primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.  The €100 million senior notes issued in December of 2004 have been designated as a hedge of our net investment in euro functional currency subsidiaries.  At December 30, 2007, a debit of $15.2 million related to the revaluation of the debt from euro to U.S. dollars was included as a cumulative translation adjustment.  As part of managing our foreign currency exposures, we may enter into foreign currency forward exchange contracts for transactions that are not denominated in the local currency.  The use of these agreements allows us to reduce our overall exposure to exchange rate fluctuations, as the gains and losses on the agreements substantially offset the gains and losses on the transactions being hedged.  Forward exchange agreements are viewed as risk management tools, involve little complexity and, in accordance with company policy, are not used for trading or speculative purposes.  In 2003, we entered into a foreign currency forward exchange contract in a notional principal amount of £50 million and having a fair market value liability of $13.2 million at December 30, 2007.  The contract matures in 2011.  Chesapeake is not a party to any leveraged derivatives.

From time to time, we have entered into interest rate swaps to convert variable interest rate debt to fixed interest rate debt and vice versa and to obtain an acceptable level of interest rate risk.  Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue.  The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities.  At December 30, 2007 and January 1, 2006, there were no interest rate swap agreements outstanding.  In January 2004, we terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million is being recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

At December 30, 2007, 34 percent of our debt portfolio consisted of variable rate debt.  A sensitivity analysis to measure potential changes in the interest expense from a change in interest rates indicated that a one percentage point increase or decrease in interest rates would have changed our annual interest expense by $1.7 million for fiscal 2007 and $1.4 million for fiscal 2006.

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

We continually evaluate risk retention and insurance levels for product liability, property damage and other potential exposures to risk.  We devote significant effort to maintaining and improving safety and internal control programs, which are intended to reduce our exposure to certain risks.  Management determines the amount of insurance coverage to purchase and the appropriate amount of risk to retain based on the cost and availability of insurance and the likelihood of a loss.  Management believes that the current levels of risk retention are consistent with those of comparable companies in the industries in which we operate.  There can be no assurance that we will not incur losses beyond the limits, or outside the coverage, of our insurance.  However, our liquidity, financial position and profitability are not expected to be materially affected by the levels of risk retention that we accept.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value.  With the assistance of a third-party valuation firm, fair value of our reporting units is determined using a discounted cash flow model and confirmed using a guideline public companies model which uses peer group metrics to value a company. We performed our annual evaluation of goodwill for our reporting units as of December 1, 2007.  Based on our analysis, we concluded that the carrying amount of our goodwill was realizable.

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

Environmental and Other Contingencies

In accordance with GAAP, management recognizes a liability for environmental remediation and litigation costs when it believes it is probable that a liability has been incurred and the amount can be reasonably estimated.  Due to the wide range of possible outcomes of any environmental obligation, significant management judgment is required to determine the amount of the environmental accrual. Management must make estimates on items such as the remediation and restoration costs based on the estimated contamination levels.  Future expenditures for environmental obligations are not discounted unless the aggregate amount of the obligations, and the amount and timing of the cash payments, are fixed and readily determinable.  The accrual is not reduced for any possible future insurance or indemnification recoveries. We periodically review the status of all significant existing or potential environmental issues and adjust our accrual as necessary. In the fourth quarter of fiscal 2007, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments.  If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record material adjustments to the accrual. (See “Note 14 – Commitments and Contingencies” of Item 8, incorporated herein by reference.)

Pension and Other Postretirement Employee Benefits

We have significant pension and postretirement benefit costs and credits that are developed from actuarial valuations.  The actuarial valuations employ key assumptions that are particularly important when determining our projected liabilities for pension and other postretirement employee benefits.  Payments made by Chesapeake related to these benefits will be made over a lengthy period and the projected liability will be affected by assumptions regarding inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and laws and regulations covering the benefit obligation.  We have taken several steps to minimize our exposure to the longer-term risks of defined benefit pension arrangements.  Specifically, during the fourth quarter of 2006 we merged our U.S. pension plans for hourly and salaried employees and froze certain benefits under our supplemental executive retirement plan.  During  fiscal 2005, we froze benefits under certain of our U.S. defined benefit plans and closed our principal U.K. defined benefit plans to new entrants.  The U.S. curtailment cost was not significant and was recorded in fiscal 2006 as the plan closure occurred following the measurement date in fiscal 2005.  The key assumptions used in developing our fiscal 2007 balances are detailed in “Note 10 — Employee Retirement and Postretirement Benefits” of Item 8, incorporated herein by reference.

Discount rates are used to determine the present value of future payments.  In general, our liability increases as the discount rate decreases and vice versa.  A lower expected return on plan assets increases the amount of pension expense and vice versa.  Decreases in the level of actual plan assets will also serve to increase the amount of pension expense.  Pension expense and liabilities would be higher with a higher compensation increase.  Management develops assumptions with the assistance of independent actuaries.  Discount rates are determined from analyses provided by the actuary of Aa rated bonds for U.S. plans and other relative bond indices for non-U.S. plans with cash flows matching the expected payments to be made under the plans.  If the discount rate used in the

2007 valuation were decreased by 25 basis points, our projected benefit obligation would have increased by approximately $23.0 million at December 30, 2007, and the 2008 pension expense would increase by $2.2 million.  If the discount rate were increased by 25 basis points, our projected benefit obligation would have decreased by approximately $21.6 million at December 30, 2007, and the 2008 pension expense would decrease by $ 2.0 million.

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

We currently have a recovery plan in effect for one of our U.K. pension plans that stipulates supplementary employer cash contributions of at least $12.0 million per year above required levels in order to achieve a funding level of 100 percent by July, 2014.  In addition, the recovery plan requires an increase in future supplementary annual contributions if an interim funding level of 90 percent is not achieved by April 8, 2008.  The funded level is dependent upon certain actuarial assumptions as prescribed in the recovery plan and approved by the U.K. pension regulators.  Changes to these assumptions could have a significant impact on the calculation of the funded level.  This could result in annual supplementary employer cash contributions to be materially in excess of $12.0 million per year.

To improve the funded status of our pension plans, we made supplementary employer cash contributions of $12.6 million in fiscal 2005, $15.1 million in fiscal 2006, and $12.2 million in fiscal 2007 over the required contributions, and we anticipate fiscal 2008 supplementary funding to be at least $12.0 million above required levels.  We also expect pension expense in fiscal 2008 to decrease by approximately $7.1 million over fiscal 2007 levels based on the estimated aggregate funded status of our pension and postretirement plans.  On December 31, 2006 the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”),  which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The measurement date provisions are effective for fiscal years ending after December 15, 2008.  For the 2007, 2006 and 2005 fiscal years, the Company used a September 30 measurement date.

We annually re-evaluate our assumptions used in projecting pension and other postretirement liabilities and associated expense.  Had we used different assumptions in calculating the liabilities, the carrying value of the liabilities and the impact on net earnings may have been different.

Income Taxes

Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are accrued under GAAP. Similarly, certain items of income are not subject to tax when accrued for book purposes.   In addition, certain tax credits and tax loss carryforwards cannot be used until future periods, and then only if sufficient taxable income is generated.  Companies accrue deferred tax assets and liabilities for these temporary differences between income determined under GAAP and income determined in accordance with applicable tax law.  When a company has accrued deferred tax assets, GAAP requires an assessment based on the judgment of management as to whether, it is “more likely than not” that the company will generate sufficient future taxable income in order to realize the benefit of those deferred tax assets.  On a quarterly basis, management reviews its judgment regarding the likelihood that the benefits of the deferred tax assets will be realized.  During the periodic reviews, management must consider a variety of factors, including the nature, timing and amount of the expected items of taxable income and expense, current tax statutes with respect to applicable carryforward expiration periods and the company’s projected future earnings.  If management determines it is no longer “more likely than not” that a deferred tax asset will be utilized, an offsetting valuation allowance would be recorded to reduce the asset to its net realizable value with a corresponding charge to income tax expense in that period.

Our accounting for U.S. deferred income taxes is further complicated by our U.S. tax loss position.  Our ability to project the recovery of U.S. deferred income tax assets is heavily dependent on the assumptions related to the extent and timing of reversals of taxable temporary differences (deferred income tax liabilities).

Uncertain Tax Positions are recorded under the guidance of FASB 48 Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits for the position. FIN 48 also provides guidance on derecognizing and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. Uncertain tax positions are recorded and classified in other current liabilities (if payment is due within twelve months) and in other long term liabilities (if payment is expected in more than twelve months).  See “Note 9 – Income Taxes” of Item 8, incorporated herein by reference.See "Note 9 - Income Taxes" of Item 8, incorporated herein by reference.

Restructuring and Other Exit Costs

In connection with our $25-million cost savings program initiated in 2005 and other restructuring activities, we have accrued liabilities associated with costs of employee terminations and the consolidation of facilities, and have written off assets that will no longer be used in operations.  Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”) or SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”), as appropriate.  SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements, determinable from either the Company’s postemployment policies or from past practices.  In accordance with SFAS 112, the Company records such charges when the termination benefits are probable, capable of estimation, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.  For termination benefits not otherwise provided under ongoing benefit arrangements, SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The recognition of these charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities.  At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances.  Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change.

New Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008 the FASB decided to partially defer the implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities for one year and to remove certain leasing transactions from the scope of SFAS 157.  We are currently evaluating the impact that SFAS 157 will have on our financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows companies to choose, at specified election dates, to measure at fair value eligible financial assets and liabilities that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported at each subsequent reporting date on items for which the fair value option has been elected in earnings.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We do not intend to exercise the fair value option available under SFAS 159, and therefore do not expect that SFAS 159 will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact that  SFAS 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following:  “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect” and words or phrases of similar import.  Changes in the following important factors, among others, could cause Chesapeake’s actual results to differ materially from those expressed in any such forward-looking statements:  our inability to realize the full extent of the expected savings or benefits from restructuring or cost savings initiatives, and to complete such activities in accordance with their planned timetables and within the cost ranges; the effects of competitive products and pricing; changes in production costs, particularly for raw materials such as folding carton and plastics materials, and our ability to pass through increases in raw material costs to our customers; fluctuations in demand; possible recessionary trends in U.S. and global economies; changes in governmental policies and regulations; changes in interest rates and credit availability; changes in actuarial assumptions related to our pension and postretirement benefits plans; our ability to remain in compliance with our current debt covenants and to refinance our senior credit facility; fluctuations in foreign currency exchange rates; changes in our liabilities and cash funding obligations associated with our defined benefit pension plans; and other risks that are detailed from time to time in reports filed by Chesapeake with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” of Item 7 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

INDEX

Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 30, 2007, December 31, 2006, and January 1, 2006

Consolidated Statements of Cash Flows for the years ended December 30, 2007, December 31, 2006, and January 1, 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 30, 2007, December 31, 2006, and January 1, 2006

Notes to Consolidated Financial Statements

Recent Quarterly Results

Report of Independent Registered Public Accounting Firm

CHESAPEAKE CORPORATION
Consolidated Balance Sheets

	December 30, 2007	December 31, 2006
(in millions)
Assets
Current assets:
Cash and cash equivalents	$10.0	$7.8
Accounts receivable (less allowance of $3.6 and $3.9)	163.6	146.7
Inventories	121.4	109.4
Prepaid expenses and other current assets	29.9	20.4
Income taxes receivable	6.3	2.6
Total current assets	331.2	286.9

Property, plant and equipment:
Plant sites and buildings	188.8	188.2
Machinery and equipment	388.6	402.5
Construction in progress	12.8	7.5
	590.2	598.2
Less accumulated depreciation	231.5	244.1
Net property, plant and equipment	358.7	354.1
Goodwill	387.4	381.2
Other assets	136.4	92.6
Total assets	$1,213.7	$1,114.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$147.2	$136.8
Accrued expenses	81.4	83.9
Income taxes payable	1.8	18.1
Current portion of long-term debt	6.9	11.8
Dividends payable	—	4.4
Total current liabilities	237.3	255.0

Long-term debt	508.4	456.0
Environmental liabilities	58.9	43.6
Pensions and postretirement benefits	38.5	102.7
Deferred income taxes	43.8	9.6
Long-term income taxes payable	28.5	—
Other long-term liabilities	17.1	14.2
Total liabilities	932.5	881.1

Stockholders’ equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 19.9 million shares and 19.8 million shares respectively	19.9	19.8
Additional paid-in capital	94.2	93.6
Accumulated other comprehensive income (loss)	47.9	(16.7)
Retained earnings	119.2	137.0
Total stockholders’ equity	281.2	233.7
Total liabilities and stockholders’ equity	$1,213.7	$1,114.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Consolidated Statements of Operations

For the fiscal years ended: (in millions, except per share data)	December 30, 2007	December 31, 2006	January 1, 2006

Operations:
Net sales	$1,059.6	$995.4	$1,009.2
Cost of products sold	880.4	820.1	827.8
Selling, general and administrative expenses	142.4	134.1	135.2
Goodwill impairment charge	-	14.3	312.0
Restructuring expenses, asset impairments and other exit costs	15.8	33.4	10.7
(Gain) loss on divestitures	(1.5)	(3.1)	2.8
Other income, net	4.2	3.7	1.5
Operating income (loss)	26.7	0.3	(277.8)
Interest expense, net	44.6	39.8	32.8
Loss on extinguishment of debt	-	0.6	0.5
Loss from continuing operations before taxes	(17.9)	(40.1)	(311.1)
Income tax benefit	(4.1)	(7.7)	(4.4)
Loss from continuing operations	(13.8)	(32.4)	(306.7)
Income (loss) from discontinued operations, net of income tax expense of $0.1, $0.0 and $0.1	0.3	(4.4)	(5.2)
Loss on disposal of discontinued operations, net of income tax expense of $1.6, $0.0 and $0.0	(2.0)	(2.8)	(2.4)
Net loss	$(15.5)	$(39.6)	$(314.3)
Basic earnings per share:
Loss from continuing operations	$(0.71)	$(1.67)	$(15.81)
Discontinued operations, net of income taxes	(0.09)	(0.37)	(0.39)
Basic loss per share	$(0.80)	$(2.04)	$(16.20)
Diluted earnings per share:
Loss from continuing operations	$(0.71)	$(1.67)	$(15.81)
Discontinued operations, net of income taxes	(0.09)	(0.37)	(0.39)
Diluted loss per share	$(0.80)	$(2.04)	$(16.20)
Comprehensive income:
Net loss	$(15.5)	$(39.6)	$(314.3)
Other comprehensive income:
Pension and other postretirement benefit adjustments (net of deferred taxes of $17.1, $15.6 and $1.4)	51.0	27.1	(3.1)
Foreign currency translation	12.1	40.2	(76.9)
Change in fair market value of derivatives	1.5	4.8	(5.8)
Comprehensive income (loss)	$49.1	$32.5	$(400.1)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Consolidated Statements of Cash Flows

For the fiscal years ended: (in millions, except per share data)	December 30, 2007	December 31, 2006	January 1, 2006
Operating activities:
Net loss	$(15.5)	$(39.6)	$(314.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53.4	56.6	59.2
Goodwill impairment charge	—	14.3	312.0
Asset impairment charge	—	27.9	—
Deferred income taxes	(6.2)	(7.9)	(11.4)
Loss on extinguishment of debt	—	0.6	0.5
Loss (gain) on sale of property, plant and equipment	4.1	(2.9)	(1.3)
(Gain) loss on divestitures	(1.5)	(1.7)	5.8
Non-cash pension expense	15.3	20.6	13.6
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	0.6	(10.6)	0.8
Inventories	(5.5)	0.7	(6.1)
Other assets	(2.3)	3.2	0.6
Accounts payable and accrued expenses	(12.8)	(9.9)	4.5
Income taxes payable	6.1	(7.4)	2.1
Premium paid for early extinguishment of debt	—	(0.5)	(0.4)
Contributions to defined benefit pension plans	(19.2)	(23.8)	(21.4)
Other	7.6	2.1	0.4
Net cash provided by operating activities	24.1	21.7	44.6

Investing activities:
Purchases of property, plant and equipment	(49.6)	(35.8)	(38.3)
Acquisitions	—	—	(78.4)
Divestitures	—	19.2	—
Proceeds from sales of property, plant and equipment	4.1	9.9	5.6
Other	—	—	0.5
Net cash used in investing activities	(45.5)	(6.7)	(110.6)

Financing activities:
Net borrowings on credit lines	33.4	22.5	116.5
Payments on long-term debt	(2.2)	(23.5)	(81.2)
Proceeds from long-term debt	—	3.6	3.3
Debt issuance costs	(0.3)	(0.9)	—
Dividends paid	(8.5)	(17.1)	(17.1)
Other	0.5	—	(0.1)
Net cash provided by (used in) financing activities	22.9	(15.4)	21.4
Effect of foreign exchange rate changes on cash and cash equivalents	0.7	(0.5)	(1.0)
Increase (decrease) in cash and cash equivalents	2.2	(0.9)	(45.6)
Cash and cash equivalents at beginning of year	7.8	8.7	54.3
Cash and cash equivalents at end of year	$10.0	$7.8	$8.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended: (in millions)	December 30, 2007	December 31, 2006	January 1, 2006
Common stock:
Balance, beginning of year	$19.8	$19.6	$19.6
Issuance from public stock offering	—	—	—
Issuance for employee stock plans	0.1	0.2	—
Balance, end of year	19.9	19.8	19.6

Additional paid-in capital:
Balance, beginning of year	93.6	96.6	96.1
Issuance for employee stock plans, net of forfeitures	0.3	0.2	0.5
Elimination of unearned compensation upon adoption of SFAS 123(R)	—	(3.9)	—
Compensation expense	0.3	0.7	—
Balance, end of year	94.2	93.6	96.6

Unearned compensation:
Balance, beginning of year	—	(3.9)	(3.7)
Compensation expense	—	—	0.1
Issuance for employee stock plans, net of forfeitures	—	—	(0.3)
Elimination of unearned compensation upon adoption of SFAS 123(R)	—	3.9	—
Balance, end of year	—	—	(3.9)

Accumulated other comprehensive (loss) income:
Balance, beginning of year	(16.7)	(10.9)	74.9
Foreign currency translation	12.1	40.2	(76.9)
Pension and other postretirement benefits adjustments	51.0	27.1	(3.1)
Change in fair market value of derivatives	1.5	4.8	(5.8)
Adoption of FASB Statement No. 158	—	(77.9)	—
Balance, end of year	47.9	(16.7)	(10.9)

Retained earnings:
Balance, beginning of year	137.0	193.9	525.3
Net loss	(15.5)	(39.6)	(314.3)
Cash dividends declared	(4.1)	(17.3)	(17.1)
Adoption of FIN 48	1.8	—	—
Balance, end of year	119.2	137.0	193.9

Stockholders’ equity, end of year	$281.2	$233.7	$295.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

1	Summary of Significant Accounting Policies

Financial Statement Presentation

The Consolidated Financial Statements include the accounts and operations of Chesapeake Corporation and all of its subsidiaries (“Chesapeake”).  In 2001, we sold our principal businesses included in the former Merchandising and Specialty Packaging segment and our 5 percent equity interest in Georgia-Pacific Tissue, LLC, which comprised our former Tissue segment.  The remainder of the Land Development segment was liquidated as of the end of the first quarter of 2004.  In 2006, we completed the sale of our French luxury packaging business (“CLP”).  These former businesses are accounted for as discontinued operations (see “Note 2 – Discontinued Operations”).  Chesapeake now reports two segments – Paperboard Packaging and Plastic Packaging.  All significant inter-company accounts and transactions have been eliminated.

The consolidated statement of operation for the fiscal year ended December 30, 2007 includes adjustments from prior periods that were recorded in the first quarter and fourth quarter of  fiscal 2007.  The net impact of the adjustments recorded in the first quarter of fiscal 2007 increased loss from continuing operations before taxes by $0.1 million, loss from continuing operations by $0.7 million and net loss by $0.5 million.  These adjustments included (1) an understatement of taxable income in a non-U.S. tax jurisdiction related to shared expenses of subsidiaries and (2) balance sheet adjustments on central ledgers related to assets that had been previously disposed of or impaired.  The net impact of the adjustment recorded in the fourth quarter of fiscal 2007 increased loss from continuing operations before taxes, loss from continuing operations, and net loss by $0.3 million.  This adjustment was related to depreciation of assets that were acquired in September 2005 with the purchase of CPHPNA. These adjustments from prior periods that were recorded in the first quarter and fourth quarter of fiscal 2007 were deemed immaterial to the current and prior periods.

Our 52–53 week fiscal year ends on the Sunday nearest to December 31.  Fiscal years 2005, 2006 and 2007 each contain 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures.  Actual results could differ from these estimates.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation.  The costs of major rebuilds and replacements of plant and equipment are capitalized, and the costs of ordinary maintenance and repairs are charged to expense as incurred.  Certain costs of software developed or obtained for internal use are capitalized.  When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts and the gains or losses are reflected in other income.  Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful asset lives, which range from 10 to 50 years for buildings and improvements and 5 to 20 years for machinery and equipment.  Depreciation expense from continuing operations was $51.7 million in fiscal 2007, $54.7 million in fiscal 2006 and $57.8 million in fiscal 2005.

The carrying value of long-lived assets other than goodwill is evaluated when certain events or changes in circumstances indicate that the carrying amount may not be recoverable.  Asset groupings are considered to be impaired if their carrying value is not recoverable from the estimated undiscounted cash flows associated with the assets.  If we determine an asset grouping is impaired, an impairment is recognized in the amount by which the carrying value exceeds fair market value based on estimated present value of its future cash flows. In the fourth quarter of fiscal 2006 we recorded an asset impairment charge in the amount of $24.9 million related to the fixed assets within the tobacco reporting unit of the Paperboard Packaging reporting segment.  See “Note 5 — Restructuring Charges” for more information.

Goodwill

Management reviews the recorded value of our goodwill annually on December 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units may exceed their fair values.  With the assistance of a third-party valuation firm, fair value of our reporting units is determined using a discounted cash flow model and confirmed using a guideline public companies model which uses peer group metrics to value a company.  For the discounted cash flow model, management projects future cash flows produced by the reporting units.  The projections of future cash flows are necessarily dependent upon assumptions about our operating performance and the economy in general.  During the fourth quarter of fiscal 2006, we recorded an impairment charge of $14.3 million in the tobacco packaging reporting unit.  Based on our annual analysis as of December 1, 2005, we recorded an impairment charge of $312.0 million.  See “Note 4 — Goodwill and Intangible Assets” for more information.

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

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires us to recognize deferred tax assets and liabilities for the future tax consequences of events that have been included in the Consolidated Financial Statements.  Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is “more likely than not” that a tax benefit will not be realized.  When a company has accrued deferred tax assets, GAAP requires an assessment based on the judgment of management as to whether it is “more likely than not” that the company will generate sufficient future taxable income in order to realize the benefit of those deferred tax assets.  On a quarterly basis, management reviews its judgment regarding the likelihood the benefits of the deferred tax assets will be realized.  During the periodic reviews, management must consider a variety of factors, including the nature, timing and amount of the expected items of taxable income and expense, current tax statutes with respect to applicable carryforward expiration periods and the company’s projected future earnings.  If management determines it is no longer “more likely than not” that a deferred tax asset will be utilized, an offsetting valuation allowance would be recorded to reduce the asset to its net realizable value with a corresponding charge to income tax expense in that period. Uncertain Tax Positions are recorded under the guidance of FASB 48 Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits for the position. FIN 48 also provides guidance on derecognizing and classification of income tax related liabilities, interest and penalties, accounting in interim periods and disclosure. The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. Uncertain tax positions are recorded and classified in other current liabilities (if payment is due within twelve months) and in other long term liabilities (if payment is expected in more than twelve months).

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

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

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

See “Note 12 — Stock Option and Award Plans” for more information regarding our stock-based compensation plans.

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

New Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008 the FASB decided to partially defer the implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities for one year and to remove certain leasing transactions from the scope of SFAS 157.  We are currently evaluating the impact that SFAS 157 will have on our financial statements.

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows companies to choose, at specified election dates, to measure at fair value eligible financial assets and liabilities that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported at each subsequent reporting date on items for which the fair value option has been elected in earnings.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We do not intend to exercise the fair value option available under SFAS 159, and therefore do not expect that SFAS 159 will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact that SFAS 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

2	Discontinued Operations

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

On July 31, 2006 we completed the sale of our French luxury packaging business (“CLP”) to Sofavie.  CLP was included in our Paperboard Packaging segment.  The sale price was €0.5 million (approximately $0.6 million at the sale date).  The sale resulted in a pre-tax and after-tax loss of $1.5 million in the third quarter of fiscal 2006, which is included in "Loss on disposal of discontinued operations" in the accompanying consolidated statements of operations.  The financial position of the CLP business was not material to our consolidated financial position on July 31, 2006.  “Loss on disposal of discontinued operations” also includes the loss on sale of our French wine and spirits label operation, Bourgeot Etiqso Lesbats (“Bourgeot”) in fiscal 2005, which was part of CLP.  On April 18, 2005, Chesapeake completed the sale of the assets of Bourgeot to Autajon Group.  The sale price was €1.16 million (approximately $1.5 million at the sale date).  We incurred a pre-tax and after-tax loss on the sale of $3.0 million in the second quarter of fiscal 2005.  The transaction was a sale of substantially all of the assets of the operation, including machinery, equipment and inventory, and an assignment by Chesapeake of the rights, and an assumption by the buyer of the obligations, under certain contracts related to the Bourgeot operation, including a lease for the plant building and substantially all of the post-closing employee obligations and contracts.  We retained the pre-closing trade accounts receivable and trade accounts payable of Bourgeot, as well as employee obligations pertaining to the operations of Bourgeot prior to the sale date.  CLP's historical operating results have been reclassified and presented within "income (loss) from discontinued operations" in the accompanying consolidated statements of operations, as follows:

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

(in millions)	12 Months Ended
	2007	2006	2005
Revenue	N/A	$16.7	$32.9

Pre-tax loss	N/A	$(4.4)	$(5.2)

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

In the fourth quarter of 2000 we decided to sell the principal businesses that were included in our former Merchandising and Specialty Packaging segment and the remaining interest in our former Tissue segment, a 5 percent equity interest in Georgia-Pacific Tissue, LLC (the “Tissue JV”).  These segments are accounted for as discontinued operations.  We completed the sales of all the components of these segments in 2001.  In fiscal 2007 and fiscal 2006 we recognized a pre- and after-tax charge related to an increase in the accrued liability associated with the disposition of assets of Wisconsin Tissue Mills Inc. in 1999 of $2.4 million and $1.1 million, respectively.  In fiscal 2005 we recognized a pre and after-tax benefit of $0.7 million related to the reduction of the liability for contractual obligations in our former Merchandising and Specialty Packaging segment.

3	(Gain) Loss on Divestitures

On March 23, 2006 we completed the sale of our plastic packaging operation in Lurgan, Northern Ireland ("Lurgan") to a group led by existing management ("Buyer").  The cash proceeds on sale, net of transaction costs, approximated $15 million.  We also received a subordinated loan note of £1.25 million (approximately $2.2 million at the sale date).  At the time of sale, the loan note was fully reserved given our subordinated position and the extent of other acquisition indebtedness of the Buyer. The purchase and sale agreement included customary warranties and indemnities related to our operation of the business prior to the transaction closing date. The purchase and sale agreement also provided for an arrangement whereby we received additional proceeds from the Buyer upon the subsequent sale of certain real property conveyed with the operation which occurred in the third quarter of fiscal 2006.  In fiscal 2006 the divestiture resulted in a pre-tax net gain of $3.1 million ($2.9 million after tax).  The net gain of $3.1 million included a pre-tax loss of $1.0 million on the sale recorded in the first quarter, and a pre-tax gain of $4.1 million due to the receipt of additional proceeds of $3.2 million and recovery of a portion of the subordinated loan note of $0.9 million recorded in the third quarter.  Also during fiscal 2006, in connection with the divestiture, we made a contribution of approximately $5.9 million to the non-U.S. defined benefit pension plan which covered the employees of the Lurgan facility.  During the fourth quarter of fiscal 2007 we re-evaluated the collectibility of the subordinated loan note, and based on this evaluation we reversed the provision against it.  The reversal of the provision resulted in a pre and after tax gain of  $1.5 million.

In connection with the 2001 divestiture of Consumer Promotions International, Inc. ("CPI"), a component of our former Merchandising and Specialty Packaging segment, Chesapeake provided seller financing for a portion of the purchase price through receipt of subordinated promissory notes.  Included in the promissory notes were term notes of approximately $5.0 million, which were recorded at fair value on the date of sale and, under the terms of the notes, were adjusted to reflect accrued interest through December 31, 2003.  CPI paid interest on the term notes on a timely basis during 2004 and through the first quarter of 2005.  In July 2005, CPI informed us of its inability to continue interest payments under the term notes.  Also, CPI provided us with updated financial information that indicated a significant deterioration in the operating results of CPI.  These factors resulted in a change in our estimate as to the recovery of these notes.  Due to the subordinated nature of our position as a creditor and the risks associated with pursuing recovery, the notes were written down from $3.4 million to zero in the second quarter of fiscal 2005.  During the fourth quarter of fiscal 2005, we reached a settlement with CPI in the amount of $0.6

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

million for the balance of the outstanding notes.  The second quarter charge and fourth quarter recovery have been classified as "(gain) loss on divestitures" in the accompanying consolidated statements of operations.

4	Goodwill and Intangible Assets

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance January 1, 2006	$283.1	$70.9	$354.0
Goodwill purchase price adjustment	(0.7)	—	(0.7)
Divestiture	—	(5.6)	(5.6)
Impairment loss	(14.3)	—	(14.3)
Foreign currency translation	38.5	9.3	47.8
Balance December 31, 2006	306.6	74.6	381.2
Foreign currency translation	4.9	1.3	6.2
Balance December 30, 2007	$311.5	$75.9	$387.4

In connection with our March 2006 divestiture of Lurgan, $5.6 million of goodwill was allocated to Lurgan based on the relative fair value of the divested business to the Plastic Packaging segment taken as a whole.

In connection with our September 2005 acquisition of CPHPNA, a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships.  The cost and accumulated amortization of customer relationships as of December 30, 2007 were $16.2 million and $3.7 million, respectively.  The cost and accumulated amortization of customer relationships as of December 31, 2006 were $16.2 million and $2.1 million, respectively.  Amortization expense recorded during fiscal 2007 and fiscal 2006 for customer relationships was $1.6 million.  Amortization expense recorded during fiscal 2005 for customer relationships was $0.5 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (in millions):

2008	$1.6
2009	1.6
2010	1.6
2011	1.6
2012	1.6

The reporting units within our Paperboard Packaging and Plastic Packaging segments are tested for impairment annually on December 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units may exceed their fair values.  As a result of a change in our expectation of a further decline in tobacco packaging sales, we recorded an impairment charge of $14.3 million in the tobacco packaging reporting unit during the fourth quarter of fiscal 2006.  As a result of competitive economic conditions affecting the paperboard packaging markets and changes in our profile relative to market capitalization and risks associated with the extent and timing of savings anticipated under our $25-million cost savings program, we recorded an impairment charge of $312.0 million during the fourth quarter of fiscal 2005.  The fair values of the reporting units within the Paperboard Packaging segment were determined using the discounted cash flow model and confirmed using the guideline public companies model, which uses peer group metrics to value a company.

5	Restructuring Charges

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a two-year global cost savings program. The scope of this program was extensive and involved a number of locations being either sold, closed or downsized. The program also involved broad-based workforce reductions and a general reduction in overhead costs throughout the Company. Additionally, we targeted specific improvements in operating processes.   The cost of these initiatives during the two-year program was expected to range from $30 million to $40 million on a pre-tax

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

basis, with the cash flow impact being less due to the sale of related real estate and assets.  Full implementation of this program was expected by the end of fiscal 2007.  The ultimate costs and timing of this program were dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives.  Costs associated with the program have been recorded in "restructuring expenses, asset impairments and other exit costs” and “discontinued operations" in the accompanying consolidated statements of operations.   The Company has now completed the $25-million cost savings program and over the course of fiscal years 2006 and 2007 cost savings in excess of the $25-million goal was achieved. The Company is now evaluating potential additional restructuring and cost savings actions.

In addition to charges related to the global cost savings program, in fiscal 2006 we recorded an asset impairment charge of $24.9 million related to the fixed assets of our tobacco reporting unit of the Paperboard Packaging reporting segment, which is also recorded in “restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of operations.  This impairment was recorded as a result of information provided by British American Tobacco (“BAT”), a major customer for Chesapeake’s tobacco packaging products.  BAT informed Chesapeake that it was implementing a supplier rationalization program which would substantially reduce the role of Chesapeake as a packaging supplier to BAT.  In the first quarter of 2007 we recorded a correction to reduce this impairment charge by $0.5 million (see Note 1 – “Adjustments for Items Related to Prior Periods”), which is also recorded in “restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of operations.

Charges recorded during fiscal years 2006 and 2007 were primarily within the Paperboard Packaging segment.  Charges recorded during fiscal 2005 were primarily recorded within the Paperboard Packaging and Corporate segments.  These charges are summarized as follows:

	12 Months Ended
(in millions)	Dec. 30, 2007	Dec. 31, 2006	Jan. 1, 2006

Employee-related costs	$10.3	$9.8	$12.2
Asset impairment	0.3	27.9	—
Loss on asset sales, redeployment costs, and other exit costs	5.0	(0.3)	0.9
Total restructuring expenses, asset impairment and other exit costs	15.6	37.4	13.1
Less: Restructuring expenses, asset impairments and other exit costs attributed to discontinued operations	(0.2)	4.0	2.4
Restructuring expenses, asset impairments and other exit costs attributed to continuing operations	$15.8	$33.4	$10.7

During the third quarter of fiscal 2005, Chesapeake initiated a manufacturing reorganization within our branded products sector of the Paperboard Packaging segment that included the closure of our carton operation at Oldbury, West Midlands, in the United Kingdom (the “Birmingham” site).  The closure was substantially completed during the first quarter of fiscal 2006.  The closure resulted in the termination of 190 employees.  In connection with the closure, the Company recorded expenses of $4.3 million, primarily related to employee severance costs of approximately $3.4 million during fiscal 2005.  During fiscal 2006, we incurred an additional $0.4 million of employee-related costs and a gain of $0.5 million related to plant asset sales, redeployment and disposal costs, which included the sale of the facility for approximately $4.7 million in October 2006.

During the fourth quarter of fiscal 2005, Chesapeake began negotiations related to the closure of our rigid box operation at Ezy-sur-Eure, France (the "Ezy” site).  Under this reorganization, production of the products manufactured at the Ezy facility were transferred to other Company sites in Europe. The closure, which took place over the first 6 months of 2006, resulted in the termination or relocation of 59 employees. We recorded expenses of $2.4 million in the fourth quarter of fiscal 2005 of employee-related costs, including severance and other termination costs, and an additional $0.3 million in fiscal 2006. In addition, we recorded approximately $0.2 million in additional expenses during fiscal 2006, primarily related to asset redeployment and other exit costs.  In fiscal 2007, we released approximately $0.2 million of accrued employee-related costs.  Prior to its closure, the Ezy facility formed part of the CLP operation.  We completed the sale of CLP on July 31, 2006.  The historical operating results

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

of Ezy, including restructuring activities associated with Ezy, have been reflected as discontinued operations.  See “Note 2 — Discontinued Operations.”

During the first quarter of fiscal 2006 we initiated the closure of our paperboard packaging carton operation at Bedford in the United Kingdom.  Under the closure plan, production of products manufactured at the Bedford facility was transferred to other Company sites in the United Kingdom.  The closure, which was completed in the third quarter of fiscal 2006, resulted in 89 employee terminations.  We recognized approximately $2.2 million in employee-related costs during fiscal 2006 associated with this closure.  In addition, we incurred costs of approximately $0.1 million related to Bedford asset disposals and redeployments.  During fiscal 2007 we incurred approximately $0.7 million of additional asset related restructuring expenses associated with this facility.  We expect to complete the sale of the facility during fiscal 2008.

During the second quarter of fiscal 2006 we recorded an asset impairment charge related to the fixed assets of CLP in the amount of $3.0 million and employee severance costs of $0.5 million. We completed the sale of CLP on July 31, 2006.  The historical operating results of CLP, including restructuring activities associated with CLP, have been reflected as discontinued operations.  See “Note 2 — Discontinued Operations.”

During the second quarter of fiscal 2007, as a result of the reduced sales volume in our former tobacco operating segment within our Paperboard Packaging segment, we began negotiations related to the closure of our operation in Bremen, Germany (the “Bremen” site) as well as negotiations of workforce reductions at other operations within the former operating segment.  The reduction in sales volumes was primarily as a result of the previously announced supplier rationalization program by BAT.  During fiscal 2007, we recorded approximately $1.2 million of employee-related costs related to workforce reductions within this former operating segment.  During the third quarter of fiscal 2007 we reached agreement with a third party for the sale of the land, building and certain equipment at Bremen for approximately €6.4 million.  In addition, this agreement included the assumption of the workforce and associated employee-related liabilities by the third party.  This transaction closed during December 2007, and resulted in cash proceeds of €1.0 million in fiscal 2007 and the remaining cash proceeds were received in January 2008.  Restructuring charges of approximately $4.7 million were recorded during fiscal 2007 associated with the sale of Bremen.

In addition to the initiatives described above, we have recorded other employee-related restructuring costs of $9.3 million during fiscal 2007, $6.4 million during fiscal 2006 and $6.4 million during fiscal 2005 for broad-based workforce and overhead reductions.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for fiscal years 2007 and 2006.

(in millions)	Employee-related Costs	Asset Impairments	Other Exit Costs	Total
Balance January 1, 2006	$6.9	$—	$—	$6.9
Restructuring charges, asset impairments and other exit costs (benefits), continuing operations	9.0	24.9	(0.5)	33.4
Restructuring charges, asset impairments and other exit costs, discontinued operations	0.8	3.0	0.2	4.0
Cash payments	(14.7)	—	(1.6)	(16.3)
Asset impairments	—	(27.9)	—	(27.9)
Gain on asset sales	—	—	2.4	2.4
Other items – non cash	0.5	—	—	0.5
Balance December 31, 2006	2.5	—	0.5	3.0
Restructuring charges, asset impairments and other exit costs, continuing operations	10.5	0.3	5.0	15.8
Restructuring charges, asset impairments and other exit benefits, discontinued operations	(0.2)	—	—	(0.2)
Cash payments	(10.3)	—	(1.1)	(11.4)
Asset impairments	—	(0.3)	—	(0.3)
(Loss) on asset sales	—	—	(4.7)	(4.7)
Other items – non cash	0.2	—	0.4	0.6
Balance December 30, 2007	$2.7	$—	$0.1	$2.8

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

6	Inventories

Year-end inventories consist of:

(in millions)	2007	2006
Finished goods	$70.4	$59.5
Work-in-process	17.1	21.3
Materials and supplies	33.9	28.6
Total	$121.4	$109.4

7	Long-Term Debt

Long-term debt at year-end consists of:

(in millions)	2007	2006
Notes payable – banks:
Credit lines	$170.4	$138.6
Unsecured notes:
10.375% Senior Subordinated Notes, due 2011	133.7	131.4
7% Senior Subordinated Notes, due 2014	147.1	132.0
IDA notes, average interest 6.3%, due 2019	50.0	50.0
Other debt, average interest 5.2%	14.1	15.8
Total debt	515.3	467.8
Less current portion	6.9	11.8
Total long-term debt	$508.4	$456.0

As of December 30, 2007, principal payments on debt for the next five years were:  2008, $7.0 million; 2009, $168.5 million; 2010, $3.5 million; 2011, $135.1 million, and 2012, $1.1 million.

In December 2003 Chesapeake filed a universal shelf registration statement with the SEC, which permitted us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, depository shares, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price of up to $300 million, or the equivalent amount in one or more non-U.S. currencies.  We completed both a common stock and debt security offering under this shelf registration statement during 2004.  In June 2005, $68.5 million of remaining availability under the shelf registration statement filed in December 2003 was carried forward into a new aggregate $300 million universal shelf registration filed with the SEC, having terms and conditions substantially similar to the previous universal shelf registration.  No offerings have been made under the current shelf registration statement.

In March 2004 we completed a public offering of 4.05 million shares of our common stock.  Our net proceeds from the sale of these shares, after deducting discounts, commissions and expenses, were approximately $92 million.  In April 2004 we used a portion of the net proceeds to redeem £40 million principal amount of our outstanding 10.375% senior subordinated notes due 2011 at a redemption price of 110.375% of the principal amount, plus accrued and unpaid interest to the redemption date, or an aggregate redemption price of approximately $82.6 million.  The redemption resulted in a loss on extinguishment of debt of $8.4 million, or $5.4 million net of income taxes.  The remaining net proceeds of approximately $9.0 million from the offering of our common stock were used to repay outstanding borrowings under our senior bank credit facility.

In December 2004 we completed a public offering of €100 million principal amount of 7% senior subordinated notes due 2014.  Our net proceeds from the sale of these notes, after deducting discounts, commissions

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

and expenses, were approximately $130.8 million (using an exchange rate of €1 to $1.342).  The notes were offered to the public at par.  The net proceeds from the sale of these notes were used to retire $66.8 million principal amount of our outstanding $85.0 million aggregate principal amount of 7.2% notes due March 2005.  The retirement of these notes was accomplished through a tender offer and consent solicitation.  Including fees, expenses, interest and premiums the redemption cost $69.1 million and resulted in a loss on the extinguishment of debt of $1.2 million, or $0.8 million net of income taxes.  The remaining net proceeds of approximately $61.7 million were used to repay outstanding borrowings under our senior bank credit facility and for general corporate purposes.

In February 2005 we paid $38.8 million principal amount of loan note maturities and we redeemed, at par, the remaining $18.2 million principal amount of the 7.2% notes which also matured during the first quarter of fiscal 2005.  In August 2005 we redeemed £2.9 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.5 million associated with the debt extinguishment.  In March 2006 we redeemed £5.0 million principal amount of our 10.375% senior subordinated notes due 2011 at a premium and recognized a loss of $0.6 million associated with the debt extinguishment.

In February 2004 our senior credit facility, under which we can guarantee loan note balances and borrow up to $250 million, was amended and restated and its maturity extended to February 2009.  Amounts available to be borrowed under our senior credit facility are limited by the amount currently borrowed and the amounts of outstanding letters of credit ($1.5 million at December 30, 2007).  Nominal facility fees are paid on the unutilized credit line capacity and interest is charged primarily at LIBOR plus a margin based on our leverage ratio.  We are required to pay a fee, which varies based on our leverage ratio, on the outstanding balance of certain loan notes and letters of credit.  Subject to the terms of the agreement, a portion of the borrowing capacity of the revolving credit facility and net proceeds of the term debt component of the facility may be used to finance acquisitions and to refinance other debt.  The senior credit facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries, having a carrying value at December 30, 2007 of approximately $585.7 million.  The facility is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (“U.K.”) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries.  Obligations of our U.K. subsidiary borrowers under the facility are collateralized by a pledge of the stock of our material U.K. subsidiaries.

In February 2006 the senior credit facility was amended to make certain technical corrections and amendments, add provisions to accommodate strategic initiatives of the Company and adjust certain financial maintenance covenants during 2006 and 2007.  Subsequent amendments to the agreement were made effective in June and December 2007 to further adjust certain financial maintenance covenants through the end of 2007 and, among other things, to limit our ability to fund acquisitions, repay subordinated debt or to pay dividends.  On March 5, 2008, the Company obtained agreement from a majority of its senior credit facility lenders to amend the facility through the end of fiscal 2008.  The amendment affects financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and for a decrease in the interest coverage ratios.  In addition, interest rate margins were increased to 450 basis points over LIBOR and basket limitations were imposed for acquisitions, dispositions, and other indebtedness, among other changes.  In the event that the senior credit facility is not fully refinanced prior to March 31, 2008, the Company has agreed to provide a security interest in substantially all of its tangible European assets.  Outstanding borrowings under the senior credit facility as of December 30, 2007 totaled $165.9 million.  Other lines of credit totaling $11.8 million are maintained with several banks on an uncommitted basis, under which, $4.5 million was outstanding as of December 30, 2007.

Certain of our loan agreements include provisions permitting the holder of the debt to require us to repurchase all or a portion of such debt outstanding upon the occurrence of specified events involving a change of control or ownership.  Our loan agreements also contain customary restrictive covenants, including covenants restricting, among other things, our ability, and our subsidiaries’ ability, to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, pay dividends, make capital expenditures, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business.  The senior credit facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, maximum senior leverage ratio and a minimum interest coverage ratio.  After obtaining an amendment to our senior credit facility effective December 28, 2007, which increased the total leverage ratio and decreased the interest coverage ratio for the fourth quarter of 2007, we were in compliance with all of our debt covenants as of the end of 2007.  The senior subordinated notes

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

contain provisions allowing for early redemptions, under certain circumstances, at premiums of up to 3.5 percent in addition to outstanding principal and interest.

We have estimated the fair value of long-term debt at December 30, 2007, and December 31, 2006, to be $444.5 million and $467.2 million, respectively, compared to book values of $515.3 million and $467.8 million, respectively.  The fair value is based on the quoted market prices for similar issues or current rates offered for debt of the same or similar maturities.

No interest expense was capitalized in fiscal years 2005, 2006, or 2007.

8	Financial Instruments and Risk Concentration

Chesapeake’s strategy is to optimize the ratio of our fixed- to variable-rate financing to maintain an acceptable level of exposure to the risk of interest and foreign exchange rate fluctuation.  From time to time, Chesapeake has entered into interest rate swaps to convert variable interest rate debt to fixed interest rate debt and vice versa and to obtain an acceptable level of interest rate risk.  Amounts currently due to, or from, interest swap counterparties are recorded in interest expense in the period they accrue.  The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities.  At December 30, 2007 and January 1, 2006, there were no interest rate swap agreements outstanding.  In January 2004, Chesapeake terminated an interest rate swap and received a cash settlement from the counterparty of $7.3 million. Of this amount, approximately $6.3 million is being recognized as an interest rate yield adjustment over the remaining life of the underlying debt.

In 2003, Chesapeake entered into a foreign currency forward exchange contract, to hedge an intercompany receivable, in a notional principal amount of £50 million and having a fair market value liability of $13.2 million at December 30, 2007.  The contract matures in 2011.

We manage our foreign currency exposure primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.  The €100 million senior notes issued in December 2004 have been effectively designated as a hedge of our net investment in euro functional currency subsidiaries.  At December 30, 2007, $15.2 million related to the revaluation of the debt from euro to U.S. dollars was included as a debit to cumulative translation adjustment.  At December 31, 2006, $13.7 million related to the revaluation of the debt from euro to U.S. dollars was included as a debit to cumulative translation adjustment.

9	Income Taxes

Income tax expense (benefit) from continuing operations consists of:

(in millions)	2007	2006	2005
Current (benefit) expense:
Federal	$(3.5)	$(2.7)	$(2.1)
State	0.1	—	(0.8)
Foreign	5.5	2.9	9.9
Total current	$2.1	$0.2	$7.0
Deferred expense (benefit):
Federal	$2.4	$2.8	$(2.8)
State	0.1	(0.2)	(0.4)
Foreign	(8.7)	(10.5)	(8.2)
Total deferred	$(6.2)	$(7.9)	$(11.4)

Total income taxes	$(4.1)	$(7.7)	$(4.4)

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

Significant components of the year-end deferred income tax assets and liabilities are:

(in millions)	2007	2006

Pension accrual	$1.3	$27.7
Accrued liabilities	7.3	8.4
Tax credit and net operating loss carryforward benefits	52.1	34.7
Deferred income	1.1	1.4
Other	0.2	0.4
Total deferred tax assets	62.0	72.6
Valuation allowance	(47.0)	(42.6)
Net deferred tax assets	15.0	30.0

Accumulated depreciation/amortization	(32.4)	(30.8)
Other	(0.1)	(0.1)
Deferred tax liabilities	(32.5)	(30.9)
Net deferred tax liabilities	$(17.5)	$(0.9)

Balance sheet presentation:
Current deferred income tax assets (included within prepaid expenses and other current assets)	$0.9	$0.4
Deferred income tax assets (included within other assets)	25.4	8.3
Deferred income tax liabilities	(43.8)	(9.6)

The valuation allowance relates to foreign income tax credit carryforwards that expire in 2009, to U.S. tax losses that expire by 2027 and to deferred tax assets that are deemed not to be realizable due to the inability to project future taxable income with reasonable certainty within the applicable tax loss carryforward periods.  Our valuation allowance increased by $4.4 million in fiscal 2007 ($2.5 million recognized in expense, $0.3 million in discontinued operations and $1.6 million recognized in accumulated other comprehensive income), $25.2 million in fiscal 2006 ($15.1 million recognized in expense, $0.5 million in discontinued operations and $9.6 million recognized in accumulated other comprehensive income as a result of adoption of SFAS 158 – See Note 10), and $7.3 million in fiscal 2005, substantially as a result of charges to income tax expense.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax benefit follows:

	2007	2006	2005
(in millions, except percentages)
Loss from continuing operations before income taxes	$(17.9)	$(40.1)	$(311.1)
Tax benefit at U.S. statutory rate of 35%	(6.3)	(14.0)	(108.9)
State income taxes, net of federal benefit	(0.7)	(1.0)	(1.1)
Foreign income taxes rate differential	(2.5)	(3.5)	(4.8)
Non-deductible goodwill	—	5.0	105.0
Valuation allowances	2.5	15.1	7.5
Tax audit settlements and tax return adjustments	(3.3)	(3.5)	(2.1)
Tax rate adjustments	(1.1)	—	—
Tax/book basis differences	6.7	(5.7)	—
Other permanent items	0.6	(0.1)	—
Total tax benefit	$(4.1)	$(7.7)	$(4.4)

Effective income tax rate	22.9%	19.2%	1.4%

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

The components of loss from continuing operations before taxes are:

(in millions)	2007	2006	2005

Domestic	$(17.8)	$(16.0)	$(36.0)
Foreign	(0.1)	(24.1)	(275.1)

Loss from continuing operations before income taxes	$(17.9)	$(40.1)	$(311.1)

Undistributed earnings of our foreign subsidiaries amounted to approximately $150.3 million as of December 30, 2007, and our intention is to permanently reinvest these earnings.  Accordingly, no provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any liability.

Our domestic and foreign tax filings are subject to periodic reviews by the collecting agencies.  We believe any potential adjustments resulting from these examinations will not have a material effect on Chesapeake’s results of operations or financial position.  See “Note 14 — Commitments and Contingencies.”

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized a decrease in liabilities of approximately $1.8 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2007	$26.2
Gross increases – Current period	2.6
Gross decreases – Current period	—
Decreases - Settlements	—
Reductions – Statute of Limitations	(0.3)
Unrecognized tax benefits – Ending Balance	$28.5

The company has a total of $28.5 million of unrecognized tax benefits at December 30, 2007 of which $17.1 million is for potential interest that could be due on unrecognized tax benefits.  If these benefits of $28.5 million were recognized they would have a positive effect on the Company’s effective tax rate.  The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.  The Company does not expect any of its unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company’s US federal income tax returns are open for audit for the years 1999 and 2004 to 2006.  The Company’s UK income tax returns remain open for audit for the years 2002 to 2006.

10	Employee Retirement and Postretirement Benefits

Chesapeake maintains noncontributory defined benefit retirement plans covering substantially all U.S. employees.  We also maintain several contributory and noncontributory defined benefit retirement plans covering certain foreign employees.  Pension benefits are based primarily on the employees’ compensation and/or years of service.  We have taken several steps to minimize our exposure to the longer-term risks of defined benefit pension arrangements.  Specifically, during the fourth quarter of fiscal 2006 we merged our U.S. pension plans for hourly and salaried employees and froze certain benefits under our supplemental executive retirement plan.

We also provide certain healthcare and life insurance benefits to certain U.S. hourly and salaried employees who retire under the provisions of our retirement plans.  Healthcare benefits are contributory or noncontributory, depending on retirement date, and life insurance benefits are noncontributory.  In December 2003, Congress approved the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  During 2007,

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

the Company implemented changes to certain of its postretirement benefits other than pensions and as a result of these changes, these benefits are no longer actuarially equivalent to Medicare Part D and are not eligible for a federal subsidy. Despite not being eligible for a federal subsidy, the changes made during 2007 had a favorable impact on net periodic postretirement benefit cost.

On December 31, 2006 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”),  which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The measurement date provisions are effective for fiscal years ending after December 15, 2008.  The Company will transition to a fiscal year- end measurement date for its fiscal 2008 year end using the second approach or fifteen-month approach as described in SFAS 158.  For the 2007, 2006 and 2005 fiscal years, the Company used a September 30 measurement date.  The provisions of SFAS 158 require prospective application.

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

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic pension benefit (cost) during the next fiscal year are as follows:

	Pension	Postretirement	Total
(in millions)
Prior service credit	$(0.3)	$(0.4)	$(0.7)
Net loss	4.8	0.9	5.7

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

The following schedules present the changes in the plans’ benefit obligations and fair values of assets for fiscal years 2007 and 2006:

					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2007	2006	2007	2006	2007	2006
Benefit obligation at beginning of year	$69.7	$71.7	$450.6	$409.6	$14.9	$14.3
Service cost	0.1	0.2	6.5	7.2	—	—
Interest cost	3.9	3.9	22.4	21.6	0.7	0.7
Plan participants’ contributions	—	—	4.7	5.0	0.2	0.2
Actuarial (gain) loss	(3.8)	(1.4)	(44.6)	(34.3)	(0.6)	2.9
Exchange rate changes/other	—	—	21.9	56.6	—	—
Benefits paid	(4.7)	(4.7)	(14.8)	(15.1)	(2.1)	(3.2)

Benefit obligation at end of year	$65.2	$69.7	$446.7	$450.6	$13.1	$14.9

Fair value of plan assets at beginning of year	63.5	61.6	376.1	281.1	—	—
Actual return on plan assets	9.3	5.1	33.4	37.9	—	—
Employer contributions	0.9	1.5	18.3	23.2	1.9	3.0
Plan participants’ contributions	—	—	4.7	5.0	0.2	0.2
Exchange rate changes/other	—	—	20.2	44.0	—	—
Benefits paid	(4.7)	(4.7)	(14.8)	(15.1)	(2.1)	(3.2)

Fair value of plan assets at end of year	$69.0	$63.5	$437.9	$376.1	$—	$—
Funded status at end of year	$3.8	$(6.2)	$(8.8)	$(74.5)	$(13.1)	$(14.9)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2007	2006	2007	2006	2007	2006
Net loss	$23.0	$31.5	$58.8	$117.8	$10.9	$7.7
Prior service cost	(1.0)	0.5	(0.3)	(0.4)	(4.0)	—
Total amount recognized	$22.0	$32.0	$58.5	$117.4	$6.9	$7.7

The following table provides the amounts recognized in the consolidated balance sheets as of each year:

					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
(in millions)	2007	2006	2007	2006	2007	2006
Prepaid benefit cost	$12.4	$5.9	$8.7	$1.6	$—	$—
Accrued benefit liability	(8.6)	(12.1)	(17.6)	(76.1)	(13.1)	(14.9)
Accumulated other comprehensive income	22.0	32.0	58.5	117.4	6.9	7.7

Net amount recognized	$25.8	$25.8	$49.6	$42.9	$(6.2)	$(7.2)

Pension plans in which accumulated benefit obligation exceeds plan assets at the measurement date:
Projected benefit obligation	$8.6	$19.2	$7.3	$396.1
Accumulated benefit obligation	8.6	16.6	6.9	338.3
Fair value of plan assets	$—	$7.1	$—	$322.9

The accumulated benefit obligation for all defined benefit pension plans was $442.1 million at September 30, 2007, and $449.3 million at September 30, 2006.

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

The following table provides the assumptions used to calculate the benefit obligations and amounts recognized in the balance sheets:

					Postretirement Benefits
	Pension Benefits				Other Than Pensions
	U.S. Plans		Non U.S. Plans
	2007	2006	2007	2006	2007	2006
Discount rate	6.25%	5.88%	5.80%	5.00%	6.25%	5.88%
Rate of compensation increase	4.50%	4.50%	3.90%	3.50%	4.50%	4.50%

The plans’ trustees select the expected return on plan assets by examining probabilities of expected 20-year return rates calculated by investment consulting companies using target asset allocations and expected inflation rates.

Plan Assets

Chesapeake’s pension plans’ weighted-average asset allocations at September 30, 2007, and 2006, by asset category, were as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans
	2007	2006	2007	2006
Equity securities*	68%	66%	52%	65%
Debt securities*	32	33	44	34
Other	—	1	4	1
Total	100%	100%	100%	100%

*	Plan assets were not invested in Chesapeake securities during 2007 or 2006.

The objectives of the U.S. investment policy for plan assets are:  to meet pension payment requirements; to achieve a rate of return above inflation to preserve the purchasing power of the assets; and to attempt to maintain pension costs in proportion to changes in total payroll and benefit costs.  Investment guidelines are established to assure a reasonable opportunity of achieving the objectives without exposing the funds to excessive or undue investment risk.  The target asset allocation for our U.S. pension plan is 67 percent equity securities and 33 percent debt securities.  The purpose of the equity investments is to provide appreciation in principal, growth of income and current income.  Equity securities may include U.S. dollar denominated and international stocks.  Debt securities are U.S. fixed income investments.  The purpose of fixed income investments is to provide a predictable and dependable source of income to reduce portfolio volatility.  The fixed income category may include U.S. dollar denominated marketable bonds and convertible securities.  All assets will be of sufficient size and held in issues with sufficient trading activity to facilitate transactions at minimum cost and accurate market valuation.  The aggregate portfolio should be well diversified to avoid undue exposure to maturity, credit quality or any single economic sector, industry group or individual security risk.  We believe our investment policy complies with the prudence standards and diversification requirements prescribed by the Employee Retirement Income Security Act of 1974, as amended and supplemented.

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

Contributions to our pension and postretirement plans in fiscal 2007 were $21.0 million, which included supplementary contributions to non-U.S. plans of $12.2 million.  We expect to contribute at least $21.2 million to

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

our pension plans in fiscal 2008, which includes supplementary contributions to the non-U.S. plans of at least $12.0 million, and we do not expect to make any supplementary contributions to our other postretirement benefit plans in fiscal 2008.

The supplementary contributions to non-U.S. plans are based on a recovery plan in effect for one of the U.K. pension plans which stipulates supplementary employer cash contributions of at least $12.0 million per year above required levels in order to achieve a funding level of 100 percent by July, 2014.  In addition, the recovery plan requires an increase in future supplementary annual contributions if an interim funding level of 90 percent is not achieved by April 8, 2008.  The funded level is dependent upon certain actuarial assumptions as prescribed in the recovery plan and approved by the U.K. pension regulators.  Changes to these assumptions could have a significant impact on the calculation of the funded level.  This could result in annual supplementary employer cash contributions to be materially in excess of $12.0 million per year.

The following table provides the components of net pension costs and the assumptions used to calculate net pension costs:

							Postretirement Benefits
	Pension Benefits						Other Than Pensions
	U.S. Plans			Non U.S. Plans
(dollars in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$0.1	$0.2	$0.5	$6.5	$7.2	$5.7	$—	$—	$—

Interest cost	3.9	3.9	3.8	22.4	21.6	19.2	0.8	0.8	0.9
Expected return on plan assets	(4.6)	(4.5)	(4.9)	(23.2)	(20.9)	(19.9)	—	—	—
Amortization of prior service cost and actuarial loss	1.3	1.7	2.2	7.7	10.4	5.7	0.4	0.3	0.4
Net expense	$0.7	$1.3	$1.6	$13.4	$18.3	$10.7	$1.2	$1.1	$1.3
Discount rate	5.88%	5.50%	5.88%	5.00%	5.00%	5.60%	5.88%	5.50%	5.88%
Expected return on plan assets	8.00%	8.00%	8.25%	6.60%	6.90%	7.40%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.50%	3.90%	3.90%	4.50%	4.50%	4.50%

Component of Comprehensive Income

	Pension Benefits
(in millions)	2007	2006	2005
Decrease (increase) in minimum pension liability included in other comprehensive income, net of taxes	N/A	$27.1	$(3.1)

Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans		Other Benefits
(in millions)	U.S. Plans	Non U.S. Plans
2008	$4.7	$16.0	$1.3
2009	4.6	17.2	1.2
2010	4.5	17.4	1.1
2011	4.6	18.0	1.1
2012	4.7	18.9	1.0
Years 2013-2017	23.5	97.2	4.0

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

Assumed Healthcare Cost Trend Rates

	2007	2006
Healthcare cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in assumed healthcare cost trend rates would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.3	$(0.3)

Defined Contribution Plans

Chesapeake sponsors, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, pre-tax savings programs for eligible U.S. salaried and hourly employees.  Participants’ contributions are matched by Chesapeake in cash up to designated contribution levels.  Contributions are invested in several investment options, which may include Chesapeake common stock, as selected by the participating employee.  At January 1, 2006, 300,000 shares of Chesapeake common stock are reserved for issuance under these programs.  We also maintain various defined contribution plans covering certain foreign employees.  Beginning in fiscal 2006 the Company also makes non-elective contributions to certain of these domestic and foreign defined contribution plans.  Expense associated with these plans was approximately $4.7 million in both fiscal 2007 and fiscal 2006, and $3.4 million in fiscal 2005.

11	Stockholders’ Equity

Chesapeake currently has 60 million authorized shares of common stock, $1.00 par value, of which 19,860,712 shares were outstanding as of December 30, 2007.  We declared dividends of $0.22 per share during fiscal 2007 and $0.88 per share during fiscal years 2006 and 2005.

In addition to our common stock, Chesapeake’s authorized capital includes 500,000 shares of preferred stock ($100.00 par), of which 100,000 shares are designated as Series A Junior Participating Preferred Stock (“Series A Preferred”).  No preferred shares were outstanding during the three years ended December 30, 2007.

Shareholder Rights Plan

Under the terms of a shareholder rights plan approved February 10, 1998, each outstanding share of our common stock has attached to it one preferred share purchase right, which entitles the shareholder to buy one unit (0.001 of a share) of Series A Preferred at an exercise price of $120.00 per share, subject to adjustment.  The rights will separate from the common stock and become exercisable only if a person or group acquires or announces a tender offer for 15 percent or more of Chesapeake’s common stock.  When the rights are exercisable, Chesapeake may issue a share of common stock in exchange for each right other than those held by such person or group.  If a person or group acquires 15 percent or more of Chesapeake common stock, each right shall entitle the holder, other than the acquiring party, upon payment of the exercise price, to acquire Series A Preferred or, at the option of Chesapeake, common stock, having a value equal to twice the right’s purchase price.  If Chesapeake is acquired in a merger or other business combination or if 50 percent of its earnings power is sold, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights.  The rights will expire on March 15, 2008, and may be redeemed by us at any time prior to the tenth day after an announcement that a 15 percent position has been acquired, unless such period has been extended by the Board of Directors.

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

Earnings Per Share (“EPS”)

Basic EPS is calculated using the weighted-average number of outstanding common shares for the periods, which were 19,453,693 in fiscal 2007; 19,418,103 in fiscal 2006; and 19,401,229 in fiscal 2005.  Diluted EPS reflects the potential dilution that could occur if securities are exercised or converted into common stock, or result in the issuance of common stock that would then share in earnings.  Diluted EPS is calculated using the weighted-average number of diluted outstanding common shares for the periods, which were 19,453,693 in fiscal 2007; 19,418,103 in fiscal 2006; and 19,401,229 in fiscal 2005.  The number of potentially dilutive shares excluded from the calculation of diluted EPS was 1.3 million in fiscal 2007; 1.3 million in fiscal 2006; and 1.2 million in fiscal 2005.

12	Stock Option and Award Plans

At December 30, 2007, we had four stock compensation plans for employees and officers: the 2005 Incentive Plan, the 1997 Incentive Plan, the 1993 Incentive Plan, and the 1987 Stock Option Plan.  All four plans have been approved by our shareholders.  The options outstanding as of January 1, 2007, were awarded under our 1993, 1997 and 2005 Incentive Plans.  Up to 4,325,985 additional shares may be issued pursuant to all of the stock option and award plans; however, the Board of Directors has stated that all future grants will be made only from those shares available under the 2005 Incentive Plan, which had 1,251,329 additional shares available for issuance at December 30, 2007.  Under the 2005 Incentive Plan, we may grant stock options, stock appreciation rights (“SARs”), stock awards, performance shares or stock units, and may make incentive awards to our key employees and officers.  As to employees, the stock compensation plans are administered by the Executive Compensation Committee of the Board of Directors.

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

	2007	2006	2005
Weighted-average fair value of options at grant date	$$3.86	$$4.85	$$6.51
Dividend yield	5.3%	6.0%	4.1%
Risk-free interest rates	4.7%	4.7%	4.1%
Volatility	34.7%	57.4%	44.6%
Expected option term (years)	6.0	5.8	5.0

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

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

The following schedule summarizes stock option activity for the year ended December 30, 2007:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,399,573	$26.93	3.8
Granted	87,900	16.50	10.0
Exercised	--	--	--
Forfeited/expired	(181,243)	31.19	--

Outstanding December 30, 2007	1,306,230	25.83	3.4	--

Exercisable December 30, 2007	1,157,581	27.03	2.7	--

The following schedule summarizes information about stock options for the year ended December 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price

$14.60 - $19.22	229,619	7.5	$15.86	97,520	$16.23
$19.23 - $23.07	211,168	4.0	$21.93	194,618	$21.95
$23.08 - $26.91	142,223	4.1	$25.45	142,223	$25.45
$26.92 - $30.76	605,967	2.0	$28.58	605,967	$28.58
$30.77 - $34.60	5,000	1.8	$31.78	5,000	$31.78
$34.61 - $38.45	112,253	0.6	$37.97	112,253	$37.97
	1,306,230			1,157,581

For the year ended December 30, 2007 the total share-based compensation expense for stock options was $0.5 million.  The total income tax benefit recognized in net income related to this expense was $0.1 million.  As of December 30, 2007 there was $0.3 million of total unrecognized compensation cost related to non-vested stock options.  The cost is to be recognized over a weighted-average period of 2 years.

The following table summarizes the pro forma effect of stock-based compensation for fiscal 2005 as if the fair value method of accounting for stock compensation had been applied.  Due to the adoption of SFAS 123R in fiscal 2006, such pro forma information is not required with respect to fiscal 2006 and 2007.

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

(in millions, except per share data)	2005
Stock-based compensation expense, net of tax, included in net (loss) income as reported	$0.1
Net (loss) income as reported	(314.3)
Pro forma stock-based compensation expense, net of tax	0.6
Pro forma net (loss) income	(314.9)
(Loss) earnings per share
As reported:
Basic	$(16.20)
Diluted	(16.20)
Pro forma:
Basic	$(16.23)
Diluted	(16.23)

Non-employee Directors

Chesapeake has a Directors' Deferred Compensation Plan that provides for annual grants of stock options or shares to non-employee directors.  Up to 270,350 options for additional shares may be issued pursuant to the Directors' Plan; however, any future awards of stock options (or other equity compensation) to non-employee directors will be made under the 2005 Incentive Plan.  For the year ended December 30, 2007, there were no options granted to non-employee directors.  During 2007, 17,000 shares were granted to non-employee directors.

 Restricted Stock

From time to time the Executive Compensation Committee of the Board of Directors (or, as to the CEO, the Committee of Independent Directors) will grant performance-based, service-based, or market condition-based restricted stock to Chesapeake's officers and certain managers under Chesapeake's Incentive Plans.  For the 2004-2006, 2005-2007 and 2006-2008 cycles of the long-term incentive program, the performance criteria established by the Executive Compensation Committee (and the Committee of Independent Directors, as to the CEO) for the vesting of restricted stock was the achievement of specific strategic goals for Chesapeake.  For the 2007- 2009 cycle of the long-term incentive program, the target criteria was based on total shareholder return, which constitutes a market condition. If the performance targets or market conditions are not achieved by the ends of the applicable cycles, the related shares will be forfeited.

For performance-based or service-based restricted stock, the fair value of each share of restricted stock is based on the fair market value of the stock on the date of grant.  The probability of achieving the performance criteria is assessed each quarter and compensation expense is adjusted accordingly.  For liability classified awards, compensation expense is further adjusted based on the fair value of the award at the end of the reporting quarter.  If performance goals are not met no compensation cost is recognized and any previously recognized compensation cost is reversed.  For market condition-based restricted stock, the fair value of each share of restricted stock is calculated by a third party service provider using a Lattice Option-Pricing Model.  The fair value captures the probability of achieving the market condition and is updated only if the award program is modified.  If the market condition is not met, previously recognized compensation cost is not reversed.  The following schedule summarizes non-vested restricted stock activity for the year ended December 30, 2007:

	Shares	Weighted-Average Grant Date Value

Outstanding grants at December 31, 2006	382,550	$21.98
New shares granted	196,100	16.50
Shares forfeited	(167,066)	22.77
Shares vested	(600)	19.64
Outstanding grants at December 30, 2007	410,984	$19.05

For the year ended December 30, 2007 there was no significant share-based compensation expense for restricted stock.  As of December 30, 2007 there was $1.4 million of total unrecognized compensation cost related to

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

non-vested restricted stock.  The cost is expected to be recognized over a weighted-average period of 2 years, assuming achievement of the performance criteria.

Stock Purchase Plans

Chesapeake has stock purchase plans for certain eligible salaried and hourly employees.  Shares of Chesapeake common stock are purchased based on participant authorized payroll deductions and a company match of a portion of the employee contributions.  At December 30, 2007, 378,182 shares remain available for issuance under these plans.

Stock-based Compensation Expense

The charges to income from continuing operations, net of forfeitures, for all stock-based employee compensation plans approximated $0.5 million in fiscal 2007, $0.9 million in fiscal 2006, and $0.1 million in fiscal 2005.  See "Note 1 - Summary of Significant Accounting Policies" for additional information related to compensation expense for stock options.

13	Supplemental Balance Sheet and Cash Flow Information

Balance Sheet Information

(in millions)	2007	2006
Accrued expenses:
Compensation and employee benefits	$28.2	$28.2
Short-term portion of environmental liability	16.2	9.9
Fixed asset purchases	12.4	12.6
Restructuring	2.8	3.0
Interest	4.7	5.5
Accrued other taxes	4.8	6.4
Sales rebates	3.7	4.4
Government Grants	4.8	5.5
Other	3.8	8.4
Total	$81.4	$83.9

Accumulated other comprehensive income (loss):
Foreign currency translation	$108.3	$96.2
Pension and other postretirement benefits adjustments, net of taxes	(66.9)	(117.9)
Fair market value of derivatives, net of tax	6.5	5.0
Total	$47.9	$(16.7)

Cash Flow Information

(in millions)	2007	2006	2005

Cash paid for:
Interest (net of amounts capitalized)	$44.1	$38.9	$33.1
Income taxes	(1.3)	4.6	13.1
Supplemental investing and financing non-cash transactions: Issuance of common stock for long-term incentive and employee benefit plans (net of forfeitures)	$0.4	$0.4	$0.5
Dividends declared not paid	—	4.4	4.3
Assets obtained by capital lease	0.6	0.2	6.5
Assets financed*	12.4	12.6	12.1

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

*	Amounts reported as financed are recorded as purchases of property, plant and equipment in the statement of cash flows in the year paid.

14	Commitments and Contingencies

Lease Obligations

Chesapeake leases certain assets (principally manufacturing equipment, office space, transportation and information processing equipment) generally for three- to five-year terms.  Rental expense for operating leases for continuing operations totaled $10.2 million in fiscal 2007, $9.5 million in fiscal 2006, and $8.8 million in fiscal 2005.  As of December 30, 2007, aggregate minimum rental payments in future years on noncancelable operating leases approximated $26.3 million.  The amounts applying to future years are:  2008, $6.7 million; 2009, $5.1 million; 2010, $3.8 million; 2011, $2.8 million; 2012, $2.4 million; and thereafter, $5.5 million.

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

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

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

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA.  In March 2007, as an alternative to a determination by EPA and Wisconsin that the funds remaining in the Consent Decree escrow account would be insufficient to complete the OU1 remedial action described in the OU1-2 ROD, WT and Glatfelter agreed with EPA and Wisconsin on an Agreed Supplement to Consent Decree (the “First Supplement”) which was filed with the federal court on March 28, 2007. Under the provisions of the First Supplement, WT has deposited an additional total of $6 million in the Consent Decree escrow account as additional funding for remediation of OU1. Glatfelter has also agreed to provide an additional $6 million for the Consent Decree escrow account.  In addition, Menasha Corporation has agreed to provide $7 million for the Consent Decree escrow account pursuant to a Second Agreed Supplement to Consent Decree (“Second Supplement”) filed with the federal court on November 13, 2007. If the funding provided through the Consent Decree escrow account is not adequate to pay for the required OU1 remedial action, WT and Glatfelter have the option, but not the obligation, to again contribute additional funds to complete the remedial action.  WT remains potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the OU1-2 ROD.

EPA and Wisconsin have proposed an Amended Record of Decision for OU-1 (the “Proposed Amended OU1 ROD”) which includes a balanced approach of capping, sand covering and dredging in OU1.  EPA and Wisconsin are receiving public comment on the Proposed Amended OU1 ROD until January 31, 2008.  Based on the assumption of approval by EPA and Wisconsin of the Proposed Amended OU1 ROD, WT and Glatfelter have indicated to EPA and Wisconsin their intent to agree to complete the remediation of OU1 as required by an amended OU1-2 ROD, the estimated cost of which is $11 million to $21 million in excess of funds already committed under the Consent Decree and the First and Second Supplements.  If the Proposed Amended OU1 ROD is approved and the funding in the OU1 Consent Decree escrow account and the funding committed by WT and others is not adequate to pay for the required OU1 remedial action, WT would remain potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the Proposed Amended OU1 ROD.

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

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

In July 2003 EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). In June 2007 EPA and Wisconsin issued the Amended OU2-5 ROD.  The Amended OU2-5 ROD modifies the remediation requirements for OUs 3 and 4 by reducing the volume of sediment to be dredged and providing for capping or sand cover as prescribed remediation where specific criteria are met.  For OUs 2 and 5 the remedy is unchanged except that dredging is now required in a single deposit in OU2 and at the mouth of the Fox River in OU5.  The estimated cost of the amended OU2-5 ROD is $390.3 million in 2005 dollars, including the present worth of long-term maintenance and monitoring over 100 years.  On November 14, 2007 the six PRPs identified above, including WT, and Menasha Corporation were issued a Unilateral Administrative Order for Remedial Action by EPA under Section 106 of CERCLA to perform and fund work required by the Amended OU2-5 ROD.  WT has given notice to EPA of its intent to comply with the terms of the order currently applicable to WT and is involved negotiations with the other recipients of the order on how they will comply with the order.

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $500 million to $1.0 billion. The low end of this range assumes that the remedy for OU1 will be amended consistent with the Proposed Amended OU1 ROD and relies on the lower estimates stated in the Proposed OU1 ROD for future OU1 costs.  For OU2-5, the low end of this range is based on the costs estimated in the Amended OU2-5 ROD. The upper end of the range assumes the higher estimates in the range of OU1 costs stated in the Proposed Amended OU1 ROD and costs substantially exceeding those stated in the Amended 2-5 ROD.  The active remediation components of the alternative remedy proposed for OU1 are expected to take approximately two more years, while the Amended OU2-5 ROD indicates that active remediation is expected to take approximately nine years from the commencement of substantial activity. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

information currently available to us and the analysis described above, we believe that most of the other PRPs have the ability to pay their reasonably possible shares of the liability.

           The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $36 million to $160 million, payable over a period of up to 40 years.  In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated by our consultants for OU1 and as estimated in the Amended OU2-5 ROD, and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed higher costs in all OUs and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

We believe that, pursuant to the terms of a stock purchase agreement between Chesapeake and Philip Morris Incorporated (now known as Philip Morris USA Inc., or "PM USA," a wholly owned subsidiary of Altria Group, Inc.), a former owner of WT, we are entitled to substantial indemnification from PM USA with respect to the liabilities related to this matter. Based on the terms of that indemnity we believe that the probable costs and damages should be indemnified by PM USA. We understand, however, that PM USA is subject to certain risks (including litigation risk in cases relating to health concerns regarding the use of tobacco products). Accordingly, there can be no assurance that PM USA will be able to satisfy its indemnification obligations in the future. However, PM USA is currently meeting its indemnification obligations under the stock purchase agreement and, based on our review of currently available financial information, we believe that PM USA has the financial ability to continue to meet its indemnification obligations.

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

           In the fourth quarter of fiscal 2007, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments.  Our accrued environmental liabilities totaled approximately $75.1 million as of December 30, 2007, of which $16.2 million was considered short-term, and $53.5 million as of December 31, 2006, of which $9.9 million was considered short-term.

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

The Internal Revenue Service (“IRS”) has proposed Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WTM I Company, to a joint venture with Georgia-Pacific Corporation.  The IRS  issued a Notice of Deficiency based on those adjustments on May 25, 2006.  Taking into account correlative

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

adjustments to the Corporation’s tax liability in other years, the amount in dispute, including interest through December 30, 2007, is approximately $35 million.

We intend to defend our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $35 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS.  We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operation.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from:  (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale.  Most of our indemnity obligations under these sale agreements are:  (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment.  Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket.  For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements.  However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated.  Other than the Fox River matter discussed in Environmental Matters above, as of December 30, 2007, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following:  (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services.  Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted.  As of December 30, 2007 we believe our liability under such warranties was immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement.  Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith.  As of December 30, 2007 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications.  As of December 30, 2007 we believe our liability under these agreements was immaterial.

15	Business Segment Information

During July 2007 we announced a reorganization that included the realignment of operating segments.  As of September 30, 2007 we conduct our business in three operating segments:  Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), and Branded Products Packaging ("Branded Products").  The Branded Products

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

operating segment includes the former Tobacco operating segment.  The Pharma and Branded Products operating segments are aggregated into the Paperboard Packaging reportable segment.  Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products.  The primary end-use markets for this segment are pharmaceutical and healthcare and branded products (such as alcoholic drinks, confectioneries, foods and tobacco).  The Plastic Packaging segment designs and manufactures plastic containers, bottles, and preforms.  The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages.  General corporate expenses are shown as Corporate.

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

There were no material intersegment sales in fiscal years 2007, 2006 or 2005.  No single customer represented more than 10 percent of total net sales.  Net sales are attributed to geographic areas based on the location of the segment’s geographically managed operations.  Segment identifiable assets are those that are directly used in segment operations.  Corporate assets are cash and other assets. Long-lived assets are primarily property, plant and equipment.

Financial Information by Business Segment:

(in millions)	2007	2006	2005
Net sales:
Paperboard Packaging	$879.7	$840.4	$827.4
Plastic Packaging	179.9	155.0	181.8
Consolidated net sales	$1,059.6	$995.4	$1,009.2

Operating income:
Paperboard Packaging	$36.9	$42.9	$49.8
Plastic Packaging	20.4	17.9	15.0
Corporate	(16.3)	(15.9)	(17.1)
Goodwill impairment charge	—	(14.3)	(312.0)
Restructuring charges, asset impairments and other exit costs	(15.8)	(33.4)	(10.7)
Gain (loss) on divestitures	1.5	3.1	(2.8)
Consolidated operating income (loss)	$26.7	$0.3	$(277.8)
Identifiable assets:
Paperboard Packaging	$900.5	$859.9	$826.7
Plastic Packaging	207.8	171.2	184.2
Corporate	105.4	83.7	112.1
Consolidated assets	1,213.7	$1,114.8	$1,123.0
Capital expenditures:
Paperboard Packaging	$35.7	$28.1	$29.7
Plastic Packaging	13.9	7.7	8.0
Corporate	—	—	0.6
Consolidated capital expenditures	$49.6	$35.8	$38.3
Depreciation and amortization:
Paperboard Packaging	$45.9	$48.4	$48.4
Plastic Packaging	7.3	7.8	9.6
Corporate	0.2	0.2	0.3
Discontinued operations	—	0.2	0.9
Consolidated depreciation and amortization	$53.4	$56.6	$59.2

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

Geographic Information:

(in millions)	2007	2006	2005
Net sales:
United Kingdom	$497.3	$498.6	$557.6
Germany	149.4	127.5	119.6
Ireland	103.1	90.6	79.8
France	91.3	82.1	78.9
U.S.	61.5	57.3	26.1
Belgium	52.6	53.1	61.2
South Africa	53.0	40.8	42.8
Other	51.4	45.4	43.2
Total	$1,059.6	$995.4	$1,009.2

Long-lived assets:
United Kingdom	$185.0	$172.3	$186.4
U.S.	129.7	105.9	133.2
Germany	53.4	65.4	66.9
France	31.7	24.9	24.8
Ireland	29.2	25.5	23.4
Belgium	27.3	27.1	23.8
South Africa	16.1	11.7	14.4
Other	32.8	13.7	16.5
Total	$505.2	$446.5	$489.4

CHESAPEAKE CORPORATION
Notes to Consolidated Financial Statements

Recent Quarterly Results (Unaudited)

(in millions, except per share data)

					Per Share
Quarter	Net Sales	Gross Profit	Income from Continuing Operations	Net Income	Income from Continuing Operations Basic Diluted		Earnings Basic Diluted		Dividends Declared
2007
First(a)	$272.0	$49.6	$0.9	$0.7	$0.05	$0.05	$0.04	$0.04	$0.22
Second(b)	250.9	43.0	(11.7)	(12.6)	(0.60)	(0.60)	(0.65)	(0.65)	-
Third(c)	266.4	47.4	3.7	3.2	0.19	0.19	0.16	0.16	-
Fourth(d)	270.3	39.2	(6.7)	(6.8)	(0.34)	(0.34)	(0.35)	(0.35)	-
Year	$1,059.6	$179.2	$(13.8)	$(15.5)	$(0.71)	$(0.71)	$(0.80)	$(0.80)	$0.22
2006
First(e)	$253.2	$44.6	$(3.8)	$(4.7)	$(0.20)	$(0.20)	$(0.24)	$(0.24)	$0.22
Second(f)	236.3	41.5	(0.7)	(4.8)	(0.04)	(0.04)	(0.25)	(0.25)	0.22
Third(g)	247.9	42.7	5.4	4.1	0.28	0.28	0.21	0.21	-
Fourth(h)	258.0	46.5	(33.3)	(34.2)	(1.72)	(1.72)	(1.76)	(1.76)	0.44
Year	$995.4	$175.3	$(32.4)	$(39.6)	$(1.67)	$(1.67)	$(2.04)	$(2.04)	$0.88

(a)	The first quarter of fiscal 2007 included restructuring charges of $.7 million, net of income taxes.
(b)	The second quarter of fiscal 2007 included restructuring charges of $9.3 million, net of income taxes.
(c)
The third quarter of fiscal 2007 included restructuring charges of $2.9 million, net of income taxes; an income tax benefit of $3.5 million related to the resolution of income tax contingencies; and an income tax benefit of $1.2 million resulting from a re-evaluation of our deferred taxes for changes in U.K. tax law and changes in statutory tax rates for the U.K. and Germany.

(d)
The fourth quarter of fiscal 2007 included restructuring charges of $0.5  million, net of income taxes; and a gain on divestiture on $1.5 million, net of income tax related to the sale of the Company’s plastic packaging operation in Lurgan, Northern Ireland (“Lurgan”).

(e)
The first quarter of fiscal 2006 included restructuring charges of $2.8 million, net of income taxes; a loss on divestiture of $1.2 million, net of income taxes, related to the sale of Lurgan; a loss of $0.6 million, net of income taxes, for the redemption of £5.0 million principal amount of the Company’s 10.375% senior subordinated notes due 2011; and a loss of $0.9 million, net of income taxes, reported in discontinued operations primarily related to the operating results of the Company’s French luxury packaging business (“CLP”), which was sold in the third quarter of fiscal 2006.

(f)
The second quarter of fiscal 2006 included restructuring charges of $1.6 million, net of income taxes and a loss of $4.1 million net of income taxes, reported in discontinued operations primarily related to the operating results of CLP.

(g)
The third quarter of fiscal 2006 included restructuring charges of $1.3 million, net of income taxes; a gain on divestitures of $4.1 million, net of income taxes related to the sale of Lurgan; an income tax benefit of $4.1 million as a result of management’s reassessment of its valuation allowance for deferred income tax assets in France following the sale of CLP and a favorable settlement regarding an income tax contingency; and a loss of $1.3 million net of income taxes, reported in discontinued operations primarily related to the sale and operating results of CLP.

(h)
The fourth quarter of fiscal 2006 included a goodwill impairment charge of $14.3 million, net of income taxes;  an asset impairment charge of $21.1 million, net of taxes, restructuring charges of $0.6 million, net of income taxes; an income tax benefit of $1.6 million related to a favorable settlement regarding an income tax contingency and a loss of $0.9 million net of income taxes, reported in discontinued operations primarily related to an increase in the liability associated with the disposition of assets of Wisconsin Tissue Mills Inc. in 1999.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
Chesapeake Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chesapeake Corporation and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9, “Income Taxes” and Note 10, “Employee Retirement and Postretirement Benefits” to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and defined benefit pension and other postretirement plans in 2006,  respectively.

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
Richmond, Virginia
March 6, 2008

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 30, 2007.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2007 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded based on that framework that our internal control over financial reporting was effective as of December 30, 2007.

The effectiveness of management’s internal control over financial reporting as of December 30, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 23, 2008 (the “2008 Proxy Statement”), the information presented under the caption “Executive Officers of the Registrant” in Part I of this report and the information presented under the caption “Availability of Certain Reports, Committee Charters and Other Information” of Item 1. “Business” of this report is incorporated herein by reference.

The information presented under the caption “Corporate Governance” of the 2008 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information presented under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of our 2008 Proxy Statement (excluding, however, the information presented under the subheading “Audit Committee Report”) is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2008 Proxy Statement is incorporated herein by reference.

The information presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” in Part II of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information presented under the captions “Transactions with Related Persons” and “Corporate Governance” of our 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information presented under the captions “Audit Committee Report — Audit Committee Pre-Approval Policy” and “Audit Committee Report — Fees of the Corporation’s Independent Registered Public Accounting Firm” of our 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of Item 8 of this report:

(i)	Financial Statements

•	Consolidated Balance Sheets — December 30, 2007 and December 31, 2006;

•	Consolidated Statements of Operations — Years ended December 30, 2007, December 31, 2006 and January 1, 2006;

•	Consolidated Statements of Cash Flows — Years ended December 30, 2007, December 31, 2006 and January 1, 2006;

•	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 30, 2007, December 31, 2006 and January 1, 2006;

•	Notes to Consolidated Financial Statements;

•	Recent Quarterly Results; and

•	Report of Independent Registered Public Accounting Firm

(ii)	Financial Statement Schedules

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

CHESAPEAKE CORPORATION
(Registrant)

March 6, 2008	By	/s/ GUY N. A. FALLER
Guy N. A. Faller
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ DAVID FELL	By	/s/ JOEL K. MOSTROM
	Sir David Fell Director		Joel K. Mostrom Executive Vice President & Chief Financial Officer (Principal Financial Officer)

By	/s/ BRIAN J. BUCHAN	By	/s/ HENRI D. PETIT
	Brian J. Buchan Director		Henri D. Petit Director

By	/s/ RAFAËL C. DECALUWÉ	By	/s/ JOHN W. ROSENBLUM
	Rafaël C. Decaluwé Director		John W. Rosenblum Director

By	/s/ MARY JANE HELLYAR	By	/s/ BEVERLY L. THELANDER
	Mary Jane Hellyar Director		Beverly L. Thelander Director

By	/s/ JEREMY S. G. FOWDEN	By	/s/ JOSEPH P. VIVIANO
	Jeremy S. G. Fowden Director		Joseph P. Viviano Director

By	/s/ ANDREW J. KOHUT	By	/s/ HARRY H. WARNER
	Andrew J. Kohut President & Chief Executive Officer and Director (Principal Executive Officer)		Harry H. Warner Director

Each of the above signatures is affixed as of March 6, 2008.

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

3.2
Amended and Restated Bylaws of Chesapeake Corporation, as adopted February 13, 1990, with amendments through March 1, 2006 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2006, and incorporated herein by reference)

3.3
Amended and Restated Bylaws of Chesapeake Corporation, as adopted February 27, 2008, effective as of April 23, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2008, and incorporated herein by reference)

4.1
Amended and Restated Rights Agreement, dated as of February 21, 2001, between the Registrant and Computershare Investor Services, LLC, successor to Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.2
Second Amended and Restated Credit Agreement, dated as of February 23, 2004 (amending and restating the Amended and Restated Credit Agreement, dated as of February 8, 2001, as previously amended), among Chesapeake Corporation, Chesapeake U.K. Holdings Limited, Chesapeake UK Acquisitions PLC, Boxmore International Limited, and Field Group plc, as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wachovia Bank, National Association, as the Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc., as the Syndication Agents, HSBC Bank plc, as the Documentation Agent, and Wachovia Capital Markets, LLC, as a Co-Lead Arranger and the Sole Book Runner, and Banc of America Securities LLC and Citicorp North America, Inc, as Co-Lead Arrangers (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2004, and incorporated herein by reference)

4.3
Indenture, dated as of November 19, 2001, between the Registrant and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Form S-4 Registration Statement No. 333-75296, and incorporated herein by reference)

4.4
Indenture, dated as of December 8, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference)

4.5
Form of the Registrant’s 7% Senior Subordinated Notes due 2014 (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference)

4.6
Amendment No. 2, dated February 23, 2006, to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2006 and incorporated herein by reference)

4.7
Amendment No. 4, dated June 18, 2007, to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 and incorporated herein by reference)

4.8
Amendment No. 5, dated January 18, 2008, to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2008 and incorporated herein by reference)

4.9	Amendment No. 6, dated March 5, 2008, to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference)

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

10.4*
Executive Supplemental Retirement Plan, as amended and restated on February 27, 2007 (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference)

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

10.11*
Amended and Restated Executive Employment Agreement with J.P. Causey Jr., dated as of April 22, 2003 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.12*
First Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of January 3, 2005 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.13*
Second Amendment to Executive Employment Agreement with J.P. Causey Jr., dated as of August 12, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.14*
Notice of Non-Renewal of the Amended and Restated Executive Employment Agreement dated April 22,2003 with J.P. Causey Jr. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference)

10.15*	Amended and Restated Executive Employment Agreement with Andrew J. Kohut, dated as of April 22, 2003 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, and incorporated herein by reference)

10.16*
First Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of January 3, 2005 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated January 3, 2005, and incorporated herein by reference)

10.17*
 Second Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of August 12, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, and incorporated herein by reference)

10.18*
Third Amendment to Executive Employment Agreement with Andrew J. Kohut, dated as of December 13, 2005 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and incorporated herein by reference)

10.19*
Amendments, effective December 31, 2004, to the Chesapeake Corporation 401(k) Restoration Plan (filed as Exhibit 10.20 to the Registrant's Current Report on Form 8-K dated December 31, 2004, and incorporated herein by reference)

10.20*
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

10.23*
Chesapeake Corporation 2005 Incentive Plan (incorporated herein by reference from Annex I of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Exchange Act on March 25, 2005)

10.24*	Compromise agreement with Neil Rylance, dated August 24, 2007, and filed herewith

10.25*	Named Executive Officers’ and Directors’ compensation, filed herewith

11.1	Computation of Net Income Per Share of Common Stock, filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith

21.1	Subsidiaries, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*   Indicates management contract or compensatory plan or arrangement.