Form 10-Q
period 2008-03-30
CHESAPEAKE CORP /VA/
filed 2008-05-08
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Number of shares of $1.00 par value per share common stock outstanding as of May 2, 2008:
20,560,295 shares.

CHESAPEAKE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data; unaudited)

	Quarters Ended
	Mar. 30, 2008	Apr. 1, 2007

Net sales	$252.9	$272.0

Costs and expenses:
Cost of products sold	218.1	222.4
Selling, general and administrative expenses	36.7	34.2
Restructuring expenses, asset impairments and other exit costs	0.6	0.8
Other income, net	2.0	0.6
Operating (loss) income	(0.5)	15.2

Interest expense, net	11.5	10.7
(Loss) income from continuing operations before taxes	(12.0)	4.5
Income tax (benefit) expense	(3.6)	3.6
(Loss) income from continuing operations	(8.4)	0.9

Discontinued operations:
Loss from discontinued operations, including income tax expense of $0.4 and $0.5	(0.4)	(0.2)
Net (loss) income	$(8.8)	$0.7
Basic earnings per share:
(Loss) income from continuing operations	$(0.43)	$0.05
Discontinued operations	(0.02)	(0.01)
Net (loss) income	$(0.45)	$0.04
Diluted earnings per share:
(Loss) income from continuing operations	$(0.43)	$0.05
Discontinued operations	(0.02)	(0.01)
Net (loss) income	$(0.45)	$0.04
Weighted average number of common shares outstanding:
Basic	19.4	19.4
Diluted	19.4	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	Mar. 30, 2008	Dec. 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23.1	$10.0
Accounts receivable (less allowance of $3.7 and $3.6)	156.9	163.6

Inventories:
Finished goods	67.4	70.4
Work-in-process	18.2	17.1
Materials and supplies	33.9	33.9
Total inventories	119.5	121.4

Prepaid expenses	13.2	13.0
Income taxes receivable	6.3	6.3
Other current assets	38.7	16.9
Total current assets	357.7	331.2

Property, plant and equipment, net	357.5	358.7
Goodwill	387.4	387.4
Other assets	122.5	136.4
Total assets	$1,225.1	$1,213.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131.5	$147.2
Accrued expenses	106.4	81.4
Current maturities of long-term debt	190.4	6.9
Income taxes payable	0.1	1.8
Dividends payable	-	-

Total current liabilities	428.4	237.3

Long-term debt	352.8	508.4
Environmental liabilities	40.5	58.9
Pensions and postretirement benefits	39.3	38.5
Deferred income taxes	42.4	43.8
Long-term income taxes payable	29.0	28.5
Other long-term liabilities	15.7	17.1

Total liabilities	948.1	932.5

Stockholders' equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 20.5 million shares and 19.9 million shares, respectively	20.5	19.9
Additional paid-in-capital	94.0	94.2
Accumulated other comprehensive income	53.8	47.9
Retained earnings	108.7	119.2

Total stockholders' equity	277.0	281.2

Total liabilities and stockholders' equity	$1,225.1	$1,213.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Quarters Ended
	Mar. 30, 2008	Apr. 1, 2007
Operating activities:
Net (loss) income	$(8.8)	$0.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.8	13.2
Deferred income taxes	(4.5)	0.7
Pension expense	2.0	3.8
Gain on sales of property, plant and equipment	(0.1)	(0.1)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	2.5	(13.6)
Inventories	3.6	(1.4)
Prepaids and other assets	(2.6)	-
Accounts payable	(17.9)	5.9
Accrued expenses	6.0	4.1
Income taxes payable and receivable, net	0.7	3.7
Contributions to defined benefit pension plans	(1.9)	(2.1)
Other	3.2	(0.7)

Net cash (used in) provided by operating activities	(5.0)	14.2

Investing activities:
Purchases of property, plant and equipment	(15.7)	(12.5)
Proceeds from sales of property, plant and equipment	14.9	1.1

Net cash used in investing activities	(0.8)	(11.4)

Financing activities:
Net borrowings on lines of credit	18.3	6.1
Payments on long-term debt	(0.6)	(0.5)
Debt issue costs	(1.6)	-
Dividends paid	-	(4.3)
Other	-	0.5

Net cash provided by financing activities	16.1	1.8
Effect of exchange rate changes on cash and cash equivalents	2.8	0.4

Increase in cash and cash equivalents	13.1	5.0
Cash and cash equivalents at beginning of period	10.0	7.8
Cash and cash equivalents at end of period	$23.1	$12.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The December 30, 2007 consolidated balance sheet was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates

Our fiscal year ends on the Sunday nearest to December 31.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K; additional details on our significant accounting policies are provided therein. The results of operations for the 2008 interim periods are not necessarily indicative of the results that may be expected for the full year.

In this report, unless the context requires otherwise, references to "we," "us," "our," "Chesapeake" or the "Company" are intended to mean Chesapeake Corporation and its consolidated subsidiaries.

Adjustments for Items Related to Prior Periods

The first quarter 2008 consolidated statement of operations includes adjustments relating to prior periods, the net impact of which increased net loss from continuing operations before taxes by $0.6 million, decreased loss from continuing operations by $0.3 million and decreased net loss by $0.3 million.  The adjustments, which were deemed immaterial to the current and prior periods, included (1) an overstatement of revenue due to invoicing errors for a particular customer; (2) incorrect capitalization of expenses associated with an inter-company fixed asset transfer; and (3) an understatement of deferred tax assets associated with the sale of one of our U.K. manufacturing facilities.

Adoption of Accounting Pronouncements

On December 31, 2007 the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The framework for measuring fair value as established by SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes three levels of inputs that may be used to measure fair value which are provided below.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.  Level 2 inputs  include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly;  inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3:  Unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

In February 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”).   FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  The Company has adopted the provisions of FSP 157-1 effective December 31, 2007.

In February 2008 the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).   FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company has adopted the provisions of FSP 157-2 effective December 31, 2007.

For more information on the fair value of the Company’s respective assets and liabilities see “Note 3 – Fair Value Measurements.”

On December 31, 2007 the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS 159”). SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

has been applied prospectively.  The adoption of SFAS 159 did not have a significant impact on our financial statements as we did not elect the fair value option for any of our eligible financial assets or liabilities.

New Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact that  SFAS 141R will have on our financial statements.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact that SFAS 161 will have on our financial statements.

NOTE 2. LIQUIDITY

For the fiscal years ended December 30, 2007, December 31, 2006 and December 31, 2005, we incurred net losses of $15.5 million, $39.6 million and $314.3 million, respectively. Additionally, in the first quarter of 2008, we incurred net losses of $8.8 million.  Factors contributing to these net losses included, but were not limited to:  price competition, rising raw material costs, costs associated with our cost-savings plan and other restructuring efforts, goodwill impairment charges and lost customer business due to geographic shifts in production within the consumer products industry which we serve.  These and other factors may adversely affect our ability to generate profits in the future.

Credit Facility

On March 5, 2008 we obtained agreement from a majority of the lenders under our senior secured bank credit facility (the “Credit Facility”) to amend the facility through the end of fiscal 2008.  The

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

amendment affects financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and a decrease in the interest coverage ratios.  In addition, interest rates were increased to 450 basis points over LIBOR and basket limitations were imposed for acquisitions, dispositions and other indebtedness, among other changes.  The amendment also stipulated that in the event that the Credit Facility was not fully refinanced prior to March 31, 2008, the Company would provide a security interest in substantially all tangible assets of its European subsidiaries.  Activities are currently underway by the lenders under the Credit Facility to obtain security interests in certain of the Company’s assets, primarily located in the U.K. and Ireland.

We were in compliance with all of our debt covenants as of the end of the first quarter of fiscal 2008.  However, based on our current projections we may not be in compliance with the financial covenants under the Credit Facility at the end of the second quarter of fiscal 2008.  Additionally, as further described below, our inability to meet the requirements under our current pension recovery plan could result in defaults under the Credit Facility.  We expect to avoid compliance issues with these financial covenants by improving cash flows, reducing outstanding indebtedness, replacing or amending the Credit Facility or obtaining waivers from our lenders, and amending the pension recovery plan described below, but there can be no assurances that these alternatives will be successfully implemented.  Failure to comply with the financial covenants would be an event of default under the Credit Facility.  If such an event of default were to occur, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility.  Pursuant to cross-default provisions in many of the instruments that govern our other outstanding indebtedness, immediate payment of much of our other outstanding indebtedness could be required, all of which would have a material adverse effect on our business, results of operations and financial condition.

On May 2, 2008 the Company and its U.K. subsidiary, Chesapeake plc, entered into a commitment letter with GE Commercial Finance Limited and General Electric Capital Corporation (collectively, “GE”) pursuant to which GE will act as the lead arranger and underwriter for a U.K. credit facility in an aggregate amount up to $235 million and a U.S. credit facility in an aggregate amount up to $15 million (collectively, the “GE Credit Facilities”).  The GE Credit Facilities will refinance and replace the Company’s Credit Facility which matures in February 2009.  The GE Credit Facilities are expected to include revolving credit and term loans secured, in the case of the U.K. credit facility, by substantially all of the assets of Chesapeake plc and its material operating subsidiaries in the U.K. and the Republic of Ireland and in addition certain assets of its material operating subsidiaries in Europe and, in the case of the U.S. credit facility, certain assets of the Company and substantially all of the assets of certain of its material U.S. operating subsidiaries.  The commitment letter is subject to a number of conditions that must be satisfied before the GE Credit Facilities documents are finalized and the lenders’ commitment is funded.  While the Company anticipates it will close on the refinancing before the end of June 2008, there can be no assurances that such closing will occur.  We believe that the current Credit Facility and the GE Credit Facilities will give us adequate financial resources to support our anticipated long-term and short-term capital needs and commitments.  If the Company is unable to refinance the Credit Facility by February 2009, all amounts outstanding under the Credit Facility will become payable and, pursuant to cross-default provisions in many of the instruments that govern our other outstanding indebtedness, immediate payment of much of our other outstanding indebtedness could be required, all of which would have a material adverse effect on our business, results of operations and financial condition.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

U.K. Pension Recovery Plan

One of our U.K. subsidiaries is party to a recovery plan (the "Recovery Plan") for its U.K. pension plan (the "U.K. Pension Plan"), which requires that the subsidiary make annual cash contributions to the U.K. Pension Plan in July of each year of at least £6 million above otherwise required levels in order to achieve a funding level of 100 percent by July 2014.  In addition, if an interim funding level for the U.K. Pension Plan of 90 percent was not achieved by April 5, 2008, the Recovery Plan requires that an additional supplementary contribution to achieve an interim funding level of 90 percent be paid on or before July 15, 2008.

The funding level of the U.K. Pension Plan is dependent upon certain actuarial assumptions, including assumptions related to inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and related laws and regulations.  As previously disclosed, changes to these assumptions could have a significant impact on the calculation of the funding level of the U.K. Pension Plan and could result in an additional supplementary cash payment by our U.K. subsidiary in July 2008 under the Recovery Plan that would be materially in excess of £6 million.

We and the Trustee of the U.K. Pension Plan sent a joint letter to the U.K. Pensions Regulator advising the Regulator of those discussions.  The letter referenced an interim estimate, prepared by the Trustee’s actuarial advisors, indicating a total plan funding shortfall (under the terms of the plan on an ongoing basis) of approximately £40 million as of December 30, 2007 (which would have resulted in a July 2008 supplementary contribution of approximately £21 million, including our scheduled annual supplementary payment of £6 million).  The joint letter noted that financial market conditions subsequent to December 30, 2007, indicated that the additional supplementary payment under the terms of the current Recovery Plan to achieve 90 percent funding would be substantially higher when the definitive amount of the contribution was calculated in April 2008.

We have now received the April 2008 valuation of the U.K. Pension Plan's assets and liabilities prepared by the actuarial advisors for the U.K. Pension Plan's Trustee, which included the actuary’s calculation of the additional supplementary contribution due under the current Recovery Plan in July 2008 to achieve 90 percent funding.  The actuary’s report indicates a total plan funding shortfall (under the terms of the plan on an ongoing basis) of approximately £58.9 million as of April 5, 2008.  A funding shortfall of that amount will result, under the terms of the current Recovery Plan, in a July 2008 supplementary contribution to the U.K. Pension Plan of £35.6 million (including the scheduled annual supplementary payment of £6 million).

In the joint letter to the U.K. Pensions Regulator, management of our U.K. subsidiary stated its concern that the July 2008 additional supplementary contribution under the Recovery Plan could exceed its then-current estimate of £21 million (including the scheduled annual supplementary payment of £6 million), which it might be unable to pay without breaching certain financial covenants in the Credit Facility or likely to be included in any refinancing thereof, and that any such breach would trigger cross-defaults under substantially all of our other debt.  The Trustee for the U.K. Pension Plan stated in the letter, among other things, that it was committed to working with our subsidiary to secure funding for the plan in accordance with the statutory funding objective, while recognizing that maintaining a financially healthy employer is in the best interests of the U.K. Pension Plan.  The Trustee acknowledged to the U.K. Pensions Regulator that our subsidiary will find it difficult to make any significant cash payment under the Recovery Plan currently, or in the near future.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Negotiations are ongoing with the Trustee regarding possible amendments to the Recovery Plan which will modify the obligations with respect to the requirement in the Recovery Plan for additional supplementary contributions to achieve 90 percent funding as at April 5, 2008, and still comply with statutory requirements.  In the course of those negotiations, we have confirmed to the Trustee that our U.K. subsidiary will be unable to pay the now-determined July 2008 additional supplementary contribution of £29.6 million (the excess over the July 2008 annual payment of £6 million) under the current Recovery Plan without breaching certain financial covenants in our existing senior revolving credit facility or likely to be included in any refinancing thereof, and that any such breach would trigger cross-defaults under substantially all of our other debt.  We also noted that failure to pay amounts due under the current Recovery Plan could ultimately result in a winding-up of the U.K. Pension Plan, triggering a payment required by statute calculated on a “buy out” basis (estimated to be £159.3 million as of April 2008).  All of the above would have a material adverse effect on our business, results of operations and financial condition.

We have reached preliminary agreement with the Trustee on the principles of amendments to the Recovery Plan which will reduce the supplemental payment due on or before July 15, 2008 to ₤6 million, and provide additional assurance of, and security for, our future funding of the plan. We believe the amounts payable under the proposed amended recovery plan (the “Amended Recovery Plan”) can be paid without the Company breaching relevant financial covenants. We and the Trustee are in the process of finalizing the terms of the Amended Recovery Plan and will seek any appropriate approvals required for the Amended Recovery Plan. While there can be no assurance that the Recovery Plan will be amended and approved, we expect to finalize the Amended Recovery Plan prior to the July 15, 2008 payment date.

NOTE 3. FAIR VALUE MEASUREMENTS

On December 31, 2007 the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The adoption of SFAS 157 had no impact on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for the period ending and as of March 30, 2008.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets and Liabilities at Fair Value
Assets:
VEBA trust assets	$6.4	$-	$-	$6.4
Available for sale securities	2.6	-	-	2.6
Insurance contract investment	-	1.0	-	1.0
Total assets	$9.0	$1.0	$-	$10.0

Liabilities:
Derivative liabilities	$-	$11.5	$-	$11.5
Total liabilities	$-	$11.5	$-	$11.5

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4. EARNINGS PER SHARE ("EPS")

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

There were no dilutive shares outstanding as of March 30, 2008 and there were approximately 80,300 dilutive shares outstanding as of April 1, 2007 for purposes of calculating diluted EPS. As of March 30, 2008 and April 1, 2007, 1.9 million and 1.4 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income is as follows:

(in millions)	Quarters Ended
	Mar. 30, 2008	Apr. 1, 2007

Net (loss) income	$(8.8)	$0.7
Foreign currency translation	1.7	1.3
Change in fair market value of derivatives, net of tax	2.2	1.0
Amortization of unrecognized amounts in net periodic benefit cost, net of tax	1.0	2.0

Comprehensive (loss) income	$(3.9)	$5.0

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6. RESTRUCTURING AND OTHER EXIT COSTS

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a two-year global cost savings program, the scope of which was extensive and involved a number of locations being sold, closed or downsized. The program also involved broad-based workforce reductions and a general reduction in overhead costs throughout the Company. This program was completed at the end of fiscal 2007, and over the course of fiscal years 2006 and 2007 annualized cost savings in excess of the $25-million goal were achieved.

The Company continues to evaluate restructuring and cost savings actions that could result in broad-based workforce reductions, general reductions in overhead costs, and locations being sold, closed or downsized. The ultimate costs and timing of these actions could be dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives.

Costs associated with these actions have been recorded in "restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of operations.  Charges recorded during the first quarters of fiscal 2008 and fiscal 2007 were primarily within the Paperboard Packaging segment.  These charges are summarized as follows:

(in millions)	Quarters Ended
	Mar. 30, 2008	Apr. 1, 2007
Employee-related costs	$0.5	$1.1
Asset impairments	—	(0.5)
Loss on asset sales, redeployment costs, and other exit costs	0.1	0.2

Total restructuring expenses, asset impairments and other exit costs	$0.6	$0.8

Expenses during the first quarter of fiscal 2008 and fiscal 2007 were primarily related to broad-based workforce and overhead reductions.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for the first quarter of fiscal 2008.

(in millions)	Employee-related Costs	Asset Impairments	Other Exit Costs	Total
Balance December 30, 2007	$2.7	$—	$0.1	$2.8
Restructuring charges, asset impairments and other exit costs (benefits), continuing operations	0.5	—	0.1	0.6
Cash payments	(1.5)	—	(0.1)	(1.6)
Asset impairments	—	—	—	—
Balance March 30, 2008	$1.7	$—	$0.1	$1.8

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7. DEBT

Outstanding borrowings under our Credit Facility as of March 30, 2008 totaled $185.2 million, all of which is recorded in “current maturities of long-term debt” on the consolidated balance sheet, as the Credit Facility matures in February 2009.

In February 2004 the Credit Facility, under which we can borrow up to $250 million, was amended and restated and its maturity extended to February 2009.  Amounts available under the Credit Facility are limited by the amount currently borrowed and the amounts of outstanding letters of credit.  The Credit Facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries, and is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each United Kingdom (“U.K.”) subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries.  Obligations of our U.K. subsidiary borrowers under the Credit Facility are collateralized by a pledge of the stock of our material U.K. subsidiaries.  See Note 2 for additional information regarding our Credit Facility.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

There were no changes in our goodwill balances during the first quarter of fiscal 2008.

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc., which now trades as Chesapeake Pharmaceutical and Healthcare Packaging – North America (“CPHPNA”), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships.  The cost and accumulated amortization of customer relationships as of March 30, 2008 were $16.2 million and $4.1 million, respectively.  The cost and accumulated amortization of customer relationships as of December 30, 2007 were $16.2 million and $3.7 million, respectively.  Amortization expense recorded during the first quarter of fiscal 2008 and fiscal 2007 for customer relationships was $0.4 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2008 (remaining 9 months)	$1.2
2009	1.6
2010	1.6
2011	1.6
2012	1.6

NOTE 9. DISCONTINUED OPERATIONS

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of operations, and for both the first quarter of fiscal 2008 and 2007 principally relate to the tax treatment of the disposition of assets of Wisconsin Tissue Mills Inc. in 1999.

NOTE 10. INCOME TAXES

The Company has a total of $29.0 million of unrecognized tax benefits at March 30, 2008 of which $17.6 million is for potential interest that could be due on unrecognized tax benefits.  If these benefits of $29.0 million were recognized, they would have a positive effect on the Company’s effective tax rate.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.  The Company believes that it is reasonably possible that approximately $0.4 million of the net unrecognized tax benefits as of March 2008 for various state income tax matters will be resolved with the settlement of audits over the next 12 months.  Except for the above, the Company does not expect any of its unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company’s U.S. federal income tax returns are open for audit for the years 1999 and 2004 to 2006.  The Company’s U.K. income tax returns remain open for audit for the years 2002 to 2006.

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

NOTE 11. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

On December 31, 2006 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”),  which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The measurement date provisions are effective for fiscal years ending after December 15, 2008.  The Company adopted the measurement date provisions of SFAS 158 effective December 31, 2007 and utilized the second approach or fifteen-month approach as described in SFAS 158 to transition to a year-end measurement date for its fiscal 2008 year end.   The adoption had the following impact to beginning retained earnings and accumulated other comprehensive income:

(in millions)	U.S. Plans	Non-U.S. Plans	OPEB
Retained earnings, net of tax	$0.2	$1.2	$0.3
Accumulated other comprehensive income, net of tax	$0.3	$0.6	$0.1

The components of the net periodic benefit cost recognized during the quarters ended March 30, 2008 and April 1, 2007 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters ended:	Mar. 30, 2008	Apr. 1, 2007	Mar. 30, 2008	Apr. 1, 2007	Mar. 30, 2008	Apr. 1, 2007
Service cost	$-	$-	$1.4	$1.6	$-	$-
Interest cost	1.0	1.0	6.2	5.5	0.2	0.2
Expected return on plan assets	(1.2)	(1.1)	(6.8)	(5.7)	-	-
Recognized actuarial loss	0.2	0.3	0.9	1.9	0.1	0.1

Net pension expense	$-	$0.2	$1.7	$3.3	$0.3	$0.3

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 See Note 2 for additional information regarding one of our U.K. subsidiary's pension plans.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

In June 1994 the U.S. Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT six other companies (Appleton Papers Inc., Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation, Riverside Paper Corporation and U.S. Paper Mills Corporation) have been identified as PRPs for the Fox River site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997 the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997 the EPA announced that it was initiating the process of listing the Lower Fox River on the CERCLA National Priorities List of hazardous waste sites. On September 30, 2003 EPA and the Wisconsin Department of Natural Resources ("DNR"), in connection with the issuance of General Notice Letters under CERCLA to the PRPs requesting a good faith offer to conduct the remedial design for downstream portions of the Lower Fox River site, also notified Menasha Corporation and Sonoco Products Company that those companies were also considered potentially liable for the cost of response activities at the Lower Fox River site.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In January 2003 DNR and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Fox River site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selected a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. In 2003 the OU1-2 ROD estimated the present-worth cost of the proposed remedy for OU1 as $66.2 million. Present-worth cost as stated in the OU1-2 ROD means capital costs in undiscounted 2001 dollars and long-term operation, maintenance and monitoring costs discounted at 6 percent. This estimate was an engineering cost estimate and the OU1-2 ROD stated that the actual project cost was expected to be within +50 percent to -30 percent of the estimate. The OU1-2 ROD estimated that the proposed dredging remedy for OU1 would be accomplished over a six-year period after commencement of dredging. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD was amended as of June 2007 by a Record of Decision Amendment (the “Amended OU2-5 ROD”) to provide for dredging and disposal of a single deposit in OU2.  The remainder of OU2 will be addressed by monitored natural recovery as provided in the original OU1-2 ROD.

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

Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA.  In March 2007, as an alternative to a determination by EPA and Wisconsin that the funds remaining in the Consent Decree escrow account would be insufficient to complete the OU1 remedial action described in the OU1-2 ROD, WT and Glatfelter agreed with EPA and Wisconsin on an Agreed Supplement to Consent Decree (the “First Supplement”) which was filed with the federal court on March 28, 2007. Under the provisions of the First Supplement, WT and Glatfelter have each deposited an additional total of $6 million in the Consent Decree escrow account as additional funding for remediation of OU1. In addition, Menasha Corporation has deposited $7 million into the Consent Decree escrow account pursuant to a Second Agreed Supplement to Consent Decree (“Second Supplement”) filed with the federal court on November 13, 2007. If the funding provided through the Consent Decree escrow account is not adequate to pay for the required OU1 remedial action, WT and Glatfelter have the option, but not the obligation, to again contribute additional funds to complete the remedial action.

EPA and Wisconsin have proposed an Amended Record of Decision for OU-1 (the “Proposed Amended OU1 ROD”) which includes a balanced approach of capping, sand covering and dredging in OU1.  EPA and Wisconsin have received public comment on the Proposed Amended OU1 ROD.  Based on the assumption of approval by EPA and Wisconsin of the Proposed Amended OU1 ROD, WT and Glatfelter

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

have indicated to EPA and Wisconsin their intent to agree to complete the remediation of OU1 as required by an amended OU1-2 ROD, the estimated cost of which is $11 million to $29 million in excess of funds already committed under the Consent Decree and the First and Second Supplements.  If the Proposed Amended OU1 ROD is approved and the funding in the OU1 Consent Decree escrow account and the funding committed by WT and others is not adequate to pay for the required OU1 remedial action, WT would remain potentially liable for the additional costs necessary to achieve the performance standards for OU1 specified in the Proposed Amended OU1 ROD.

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

In July 2003 EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD requires primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). In June 2007 EPA and Wisconsin issued the Amended OU2-5 ROD.  The Amended OU2-5 ROD modifies the remediation requirements for OUs 3 and 4 by reducing the volume of sediment to be dredged and providing for capping or sand cover as prescribed remediation where specific criteria are met.  For OUs 2 and 5 the remedy is unchanged except that dredging is now required in a single deposit in OU2 and at the mouth of the Fox River in OU5.  The estimated cost of the amended OU2-5 ROD is $390.3 million, which consists of an estimate of $384.7 million in 2005 dollars for remedial work plus an estimate of $5.6 million for the present worth of long-term maintenance and monitoring over 100 years.  Based on preliminary contractor estimates, the estimated cost of the remedial work under the Amended OU2-5 ROD is in a range of $600 million to $900 million, excluding the estimated cost of long-term maintenance and monitoring.   On November 14, 2007  WT and seven other PRPs, namely Appleton Papers Inc.; CBC Coating, Inc. (formerly known as Riverside Paper Corporation); Georgia-Pacific Consumer Products, LP (formerly known as Fort James Operating Company);  Menasha Corporation; NCR Corporation; P. H. Glatfelter Company; and U.S. Paper Mills Corp.,  were issued a Unilateral Administrative Order for Remedial Action by EPA under Section 106 of CERCLA to perform and fund work required by the Amended OU2-5 ROD.  WT has given notice to EPA of its intent to comply with the terms of the order currently applicable to WT and is involved in negotiations with the other recipients of the order on how they will comply with the order.

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $625 million to $1.0 billion. The low end of this range assumes that the remedy for OU1 will be amended consistent with the Proposed Amended OU1 ROD and relies on the lower estimates stated in the Proposed Amended OU1 ROD for future OU1 costs.  For OU2-5, the low end of this range is based on the low preliminary contractor estimates for the remedial work and the present worth estimate in the Amended OU2-5 ROD for the long-term maintenance and monitoring.  The upper end of the range assumes the higher estimates in the range of OU1 costs stated in the Proposed Amended OU1 ROD, the high end preliminary contractor estimates for the remedial work under the Amended OU2-5 ROD and long-term maintenance and monitoring costs exceeding those stated in the Amended OU2-5 ROD.  The active remediation

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

components of the alternative remedy proposed for OU1 are expected to take approximately two more years, while the Amended OU2-5 ROD indicates that active remediation is expected to take approximately nine years from the commencement of substantial activity. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Fox River site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Fox River site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $40 million to $160 million, payable over a period of up to 40 years.  In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated by our consultants for OU1, the low preliminary contractor estimates for OU2-5 and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed higher costs in all OUs and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

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

In the first quarter of 2008, we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments.  Our accrued environmental liabilities totaled approximately $78.2 million as of March 30, 2008, of which $37.7 million was considered short-term, and $75.1 million as of December 30, 2007, of which $16.2 million was considered short-term.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Internal Revenue Service (“IRS”) has proposed Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WTM I Company, to a joint venture with Georgia-Pacific Corporation.  The IRS  issued a Notice of Deficiency based on those adjustments on May 25, 2006.  Taking into account correlative adjustments to the Company’s tax liability in other years, the amount in dispute, including interest through March 30, 2008, is approximately $36 million.

We intend to defend our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $36 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS.  We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from:  (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale.  Most of our indemnity obligations under these sale agreements are:  (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment.  Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket.  For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements.  However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated.  Other than the Fox River matter discussed in Environmental Matters above, as of March 30, 2008, we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following:  (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services.  Liability under such warranties often is limited to a maximum amount by the nature of the

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

claim or by the time period within which a claim must be asserted.  As of March 30, 2008 we believe our liability under such warranties was immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement.  Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith.  As of March 30, 2008 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications.  As of March 30, 2008 we believe our liability under these agreements was immaterial.

NOTE 13. SEGMENT DISCLOSURE

We conduct our business in three operating segments:  Plastic Packaging, Pharmaceutical and Healthcare Packaging ("Pharma"), and Branded Products Packaging ("Branded Products"). The Branded Products operating segment includes the former Tobacco operating segment.  The Pharma and Branded Products operating segments are aggregated into the Paperboard Packaging reportable segment.  Our Paperboard Packaging segment designs and manufactures folding cartons, spirally wound composite tubes, leaflets, labels and other paper and paperboard packaging products.  The primary end-use markets for this segment are pharmaceutical and healthcare and branded products (such as alcoholic drinks, confectioneries, foods and tobacco).  The Plastic Packaging segment designs and manufactures plastic containers, bottles and preforms.  The primary end-use markets for this segment are agrochemicals and other specialty chemicals, and food and beverages.  General corporate expenses are shown as Corporate.

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

There were no material intersegment sales during the first quarter of fiscal 2008 or fiscal 2007.  Segment identifiable assets are those that are directly used in segment operations.  Corporate assets are primarily cash, certain nontrade receivables and other assets.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	First Quarter
	2008	2007
Net sales:
Paperboard Packaging	$200.3	$225.3
Plastic Packaging	52.6	46.7

Consolidated net sales	$252.9	$272.0

Operating (loss) income:
Paperboard Packaging	$(0.9)	$12.8
Plastic Packaging	5.0	7.0
Corporate	(4.0)	(3.8)
Restructuring expenses, asset impairments and other exit costs	(0.6)	(0.8)

Consolidated operating (loss) income	$(0.5)	$15.2

Depreciation and amortization:
Paperboard Packaging	$10.8	$11.4
Plastic Packaging	2.0	1.7
Corporate	-	0.1

Consolidated depreciation and amortization	$12.8	$13.2

(in millions)	Mar. 30, 2008	Dec. 30, 2007
Identifiable assets:
Paperboard Packaging	$912.4	$900.5
Plastic Packaging	204.2	207.8
Corporate	108.5	105.4

Total	$1,225.1	$1,213.7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The first quarter 2008 consolidated statement of operations includes adjustments relating to prior periods, the net impact of which increased net loss from continuing operations before taxes by $0.6 million, decreased loss from continuing operations by $0.3 million and decreased net loss by $0.3 million.  The adjustments, which were deemed immaterial to the current and prior periods, included (1) an overstatement of revenue due to invoicing errors for a particular customer; (2) incorrect capitalization of expenses associated with an inter-company fixed asset transfer; and (3) an understatement of deferred tax assets associated with the sale of one of our U.K. manufacturing facilities.

Consistent with our segment reporting in Note 13 to the Consolidated Financial Statements, operating income by segment excludes any goodwill impairments, gains or losses related to divestitures and restructuring expenses, asset impairments and other exit costs. Excluding these amounts from our calculation of segment operating income is consistent with how our management reviews segment performance and, we believe, affords the reader consistent measures of our operating performance.

The following table sets forth first quarter net sales from continuing operations and operating income by reportable business segment:

	Quarter Ended		Quarter Ended
(in millions)	Mar. 30, 2008		Apr. 1, 2007
	Net Sales	Operating (Loss) Income	Net Sales	Operating Income
Paperboard Packaging	$200.3	$(0.9)	$225.3	$12.8
Plastic Packaging	52.6	5.0	46.7	7.0
Corporate	-	(4.0)	-	(3.8)
Restructuring expenses, asset impairments and other exit costs	-	(0.6)	-	(0.8)

Total	$252.9	$(0.5)	$272.0	$15.2

Net sales from continuing operations for the first quarter of fiscal 2008 were $252.9 million, a decrease of $19.1 million, or 7 percent, from the comparable period in fiscal 2007. Changes in foreign currency exchange rates increased net sales by $16.0 million.  Excluding changes in foreign currency exchange rates and the effects of acquisitions and divestitures, net sales were down 13 percent for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  Pharma and branded products paperboard packaging volumes in the first quarter of 2008 were significantly lower than first quarter of fiscal 2007 levels and plastic packaging sales in the first quarter of fiscal 2008 were slightly better than sales in the first quarter of fiscal 2007.

Gross margin, which is defined as net sales less cost of products sold, for the first quarter of fiscal 2008 was $34.8 million, a decrease of $14.8 million, or 30 percent, compared to $49.6 million for the first quarter of fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased gross margin by $2.7 million, gross margin decreased $17.5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  The decrease in gross margin was primarily due to the significantly lower sales volume, as well as pricing pressures and increased material costs.  As a percentage of sales, gross margin decreased from 18 percent for the first quarter of 2007  to 14 percent for the first quarter of fiscal 2008.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales for the first quarter of fiscal 2008 was 15 percent compared to SG&A for the first quarter of fiscal 2007 of 13 percent.  Excluding changes in foreign currency exchange rates which increased SG&A expenses by $1.8 million, SG&A expenses in the first quarter of fiscal 2008 increased $0.7 million compared to the comparable quarter of fiscal 2007, primarily as a result of increased professional fees associated with process improvement initiatives.

Operating loss for the first quarter of fiscal 2008 was $0.5 million compared to income of $15.2 million for the first quarter of fiscal 2007.  Operating loss for the first quarter of fiscal 2008 included restructuring expenses, asset impairments and other exit costs of $0.6 million and operating income for the first quarter of 2007 included restructuring expenses, asset impairments and other exit costs of $0.8 million.  Changes in foreign currency exchange rates increased operating income by approximately $0.9 million for the first quarter of fiscal 2008 compared to the comparable quarter of fiscal 2007.

Net interest expense was $11.5 million for the first quarter of fiscal 2008, an increase of $0.8 million compared to the first quarter of fiscal 2007.  The increase in net interest expense was primarily due to changes in foreign currency exchange rates, which increased interest expense approximately $0.4 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

The effective income tax rate from continuing operations for the first quarter of fiscal 2008 was 30 percent compared to an effective income tax rate of 80 percent for the first quarter of 2007.  The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses and the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions.  Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with U.K. tax authorities.

Loss from continuing operations for the first quarter of fiscal 2008 was $8.4 million, or $0.43 per diluted share, compared to income from continuing operations of $0.9 million, or $0.05 per diluted share, for the first quarter of fiscal 2007.

Restructuring Expenses, Asset Impairments and Other Exit Costs

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a two-year global cost savings program, the scope of which was extensive and involved a number of locations being sold, closed or downsized. The program also involved broad-based workforce reductions and a general reduction in overhead costs throughout the Company. This program was completed at the end of fiscal 2007 and over the course of fiscal years 2006 and 2007 annualized cost savings in excess of the $25-million goal were achieved.   The Company continues to evaluate restructuring and cost savings actions that could result in broad-based workforce reductions, general reductions in overhead costs, and locations being sold, closed or downsized. The ultimate costs and timing of these actions could be dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives.  Costs associated with these actions have been recorded in "restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of operations.

During the first quarter of fiscal 2008 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $0.6 million and made cash payments of approximately $1.6 million.  During the first quarter of fiscal 2007 the Company recorded restructuring costs, asset impairments and other exit costs of approximately $0.8 million and made cash payments of approximately $2.1 million.  (See Note 6 to the Consolidated Financial Statements.)

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2008	2007	$	%
First Quarter:
Net sales	$200.3	$225.3	(25.0)	(11.1	) %
Operating (loss) income	(0.9)	12.8	(13.7)	(107.0	) %
Operating income margin %	(0.4)%	5.7%

Net sales for the Paperboard Packaging segment were $200.3 million for the first quarter of fiscal 2008, a decrease of $25.0 million, or 11 percent, from the comparable period in fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $11.9 million, net sales in the first quarter of fiscal 2008 decreased $36.9 million, or 16 percent, from the same period last year.  The decrease in sales for the first quarter of fiscal 2008 reflected decreased sales of pharmaceutical and healthcare packaging as well as decreased sales of branded products packaging.  The sales decline in branded products packaging was approximately 21 percent, excluding the changes in foreign currency exchange rates.  This decline was primarily due to decreased sales in the U.K., reflecting the loss of tobacco business and weaker demand for U.K. drinks, confectionery and food and household packaging, slightly offset by increased sales of German confectionery packaging.  The decline in pharmaceutical and healthcare packaging was approximately 11 percent, excluding the changes in foreign currency exchange rates, and was primarily a result of price declines, competitive market conditions and the timing of new product launches by customers.

Operating loss for the Paperboard Packaging segment for the first quarter of fiscal 2008 was $0.9 million, a decrease of $13.7 million, or 107 percent, versus the comparable period in fiscal 2007. Excluding changes in foreign currency exchange rates, which increased operating income by $0.2 million, operating income was down 109 percent for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease in operating income was largely due to the decreased sales volumes throughout the segment, pricing pressures and start-up costs associated with new products, facility relocations, and process improvement initiatives.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2008	2007	$	%
First Quarter:
Net sales	$52.6	$46.7	5.9	12.6%
Operating income	5.0	7.0	(2.0)	(28.6)%
Operating income margin %	9.5%	15.0%

Net sales for the Plastic Packaging segment for the first quarter of fiscal 2008 were $52.6 million, an increase of $5.9 million, or 13 percent, from the comparable period in fiscal 2007.  Foreign currency exchange rates increased net sales by $4.1 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase in net sales during the quarter was primarily due to the partial pass through of higher raw material costs.

Operating income for the Plastic Packaging segment for the first quarter of fiscal 2008 was $5.0 million, a decrease of $2.0 million, or 29 percent, from the comparable period in fiscal 2007.   Excluding changes in foreign currency exchange rates, which increased operating income $0.7 million, operating income was down 39 percent in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  The decrease in operating income for the first quarter was primarily due to weakness in the South African beverage operation, which resulted primarily from price declines due to competitive market conditions and from increased raw material costs.

Liquidity and Financial Position

Net cash used in operating activities was $5.0 million for the first quarter of fiscal 2008, compared to net cash provided by operating activities of $14.2 million for the first quarter of fiscal 2007. The decrease in net cash generated by operating activities was primarily due to the decrease in operating results and increased working capital requirements.  Net cash provided by operating activities for the first quarter of fiscal 2008 and fiscal 2007 included spending under restructuring programs of $1.6 million and $2.1 million, respectively.

Net cash used in investing activities in the first quarter of fiscal 2008 was $0.8 million compared to net cash used in investing activities of $11.4 million in the first quarter of fiscal 2007. Net cash used in investing activities during the first quarter of fiscal 2008 reflects proceeds of $14.9 million received in 2008 from the sale of our paperboard manufacturing facility in Bremen, Germany in December 2007, as well as the sale of our plastics manufacturing facility in Crewe, England in March 2008, which we subsequently have leased back from the purchaser.  These sales proceeds were offset by capital spending of $15.7 million.  Net cash used in investing activities during the first quarter of fiscal 2007 reflects capital spending of $12.5 million, slightly offset by cash proceeds from sales of fixed assets.

Net cash provided by financing activities in the first quarter of fiscal 2008 was $16.1 million, compared to net cash provided by financing activities of $1.8 million in the first quarter of fiscal 2007. Net cash provided by financing activities in the first quarter of fiscal 2008 primarily reflects increased borrowings on our lines of credit.  Net cash provided by financing activities in the first quarter of fiscal 2007 primarily reflects increased borrowings on our lines of credit, partially offset by payment of dividends.  We paid cash dividends of $4.3 million, or $0.22 per share, in the first quarter of fiscal 2007.

For the fiscal years ended December 30, 2007, December 31, 2006 and December 31, 2005, we incurred net losses of $15.5 million, $39.6 million and $314.3 million, respectively. Additionally, in the first quarter of 2008, we incurred net losses of $8.8 million.  Factors contributing to these net losses included, but were not limited to:  price competition, rising raw material costs, costs associated with our cost-savings plan and other restructuring efforts, goodwill impairment charges and lost customer business due to geographic shifts in production within the consumer products industry which we serve.  These and other factors may adversely affect our ability to generate profits in the future.

Credit Facility

Our debt at March 30, 2008 was $543.2 million, up $27.9 million compared to December 30, 2007. Outstanding borrowings under our senior secured bank credit facility (the “Credit Facility”) as of March

30, 2008 totaled $185.2 million, all of which is recorded in “current maturities of long-term debt” on the consolidated balance sheet, as the Credit Facility matures in February 2009.

In February 2004 the Credit Facility, under which we can borrow up to $250 million, was amended and restated and its maturity extended to February 2009.  Amounts available under the Credit Facility are limited by the amount currently borrowed and the amounts of outstanding letters of credit.  The Credit Facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S. subsidiaries, and is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and each U.K. subsidiary borrower, although most U.K. subsidiary borrowers only guarantee borrowings made by U.K. subsidiaries.  Obligations of our U.K. subsidiary borrowers under the Credit Facility are collateralized by a pledge of the stock of our material U.K. subsidiaries.

In February 2006 the Credit Facility was amended to make certain technical corrections and amendments, add provisions to accommodate strategic initiatives of the Company and adjust certain financial maintenance covenants during 2006 and 2007.  Subsequent amendments to the agreement were made effective in June and December 2007 to further adjust certain financial maintenance covenants through the end of 2007 and, among other things, to limit our ability to fund acquisitions, repay subordinated debt or to pay dividends.  On March 5, 2008, we obtained agreement from a majority of the lenders under the Credit Facility to amend the facility through the end of fiscal 2008.  The amendment affects financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and a decrease in the interest coverage ratios.  In addition, interest rates were  increased to 450 basis points over LIBOR and basket limitations were imposed for acquisitions, dispositions and other indebtedness, among other changes.  The amendment also stipulated that in the event that the Credit Facility was not fully refinanced prior to March 31, 2008, the Company would provide a security interest in substantially all tangible assets of its European subsidiaries.  Activities are currently underway by the lenders under the Credit Facility to obtain security interests in certain of the Company’s assets, primarily located in the U.K. and Ireland.

We were in compliance with all of our debt covenants as of the end of the first quarter of fiscal 2008.  However, based on our current projections we may not be in compliance with the financial covenants under the Credit Facility at the end of the second quarter of fiscal 2008.  Additionally, as further described below, our inability to meet the requirements under our current pension recovery plan could result in defaults under the Credit Facility.  We expect to avoid compliance issues with these financial covenants by improving cash flows, reducing outstanding indebtedness, replacing or amending the Credit Facility or obtaining waivers from our lenders, and amending the pension recovery plan described below, but there can be no assurances that these alternatives will be successfully implemented.  Failure to comply with the financial covenants would be an event of default under the Credit Facility.  If such an event of default were to occur, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility.  Pursuant to cross-default provisions in many of the instruments that govern our other outstanding indebtedness, immediate payment of much of our other outstanding indebtedness could be required, all of which would have a material adverse effect on our business, results of operations and financial condition.

On May 2, 2008 the Company and its U.K. subsidiary, Chesapeake plc, entered into a commitment letter with GE Commercial Finance Limited and General Electric Capital Corporation (collectively, “GE”) pursuant to which GE will act as the lead arranger and underwriter for a U.K. credit facility in an aggregate amount up to $235 million and a U.S. credit facility in an aggregate amount up to $15 million

(collectively, the “GE Credit Facilities”).  The GE Credit Facilities will refinance and replace the Company’s Credit Facility which matures in February 2009.  The GE Credit Facilities are expected to include revolving credit and term loans secured, in the case of the U.K. credit facility, by substantially all of the assets of Chesapeake plc and its material operating subsidiaries in the U.K. and the Republic of Ireland and in addition certain assets of its material operating subsidiaries in Europe and, in the case of the U.S. credit facility, certain assets of the Company and substantially all of the assets of certain of its material U.S. operating subsidiaries.  The commitment letter is subject to a number of conditions that must be satisfied before the GE Credit Facilities documents are finalized and the lenders’ commitment is funded.  While the Company anticipates it will close on the refinancing before the end of June 2008, there can be no assurances that such closing will occur.  We believe that the current Credit Facility and the GE Credit Facilities will give us adequate financial resources to support our anticipated long-term and short-term capital needs and commitments.  If the Company is unable to refinance the Credit Facility by February 2009, all amounts outstanding under the Credit Facility will become payable and, pursuant to cross-default provisions in many of the instruments that govern our other outstanding indebtedness, immediate payment of much of our other outstanding indebtedness could be required, all of which would have a material adverse effect on our business, results of operations and financial condition.

U.K. Pension Recovery Plan

One of our U.K. subsidiaries is party to a recovery plan (the "Recovery Plan") for its U.K. pension plan (the "U.K. Pension Plan"), which requires that the subsidiary make annual cash contributions to the U.K. Pension Plan in July of each year of at least £6 million above otherwise required levels in order to achieve a funding level of 100 percent by July 2014.  In addition, if an interim funding level for the U.K. Pension Plan of 90 percent was not achieved by April 5, 2008, the Recovery Plan requires that an additional supplementary contribution to achieve an interim funding level of 90 percent be paid on or before July 15, 2008.

The funding level of the U.K. Pension Plan is dependent upon certain actuarial assumptions, including assumptions related to inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and related laws and regulations.  As previously disclosed, changes to these assumptions could have a significant impact on the calculation of the funding level of the U.K. Pension Plan and could result in an additional supplementary cash payment by our U.K. subsidiary in July 2008 under the Recovery Plan that would be materially in excess of £6 million.

We and the Trustee of the U.K. Pension Plan sent a joint letter to the U.K. Pensions Regulator advising the Regulator of those discussions.  The letter referenced an interim estimate, prepared by the Trustee’s actuarial advisors, indicating a total plan funding shortfall (under the terms of the plan on an ongoing basis) of approximately £40 million as of December 30, 2007 (which would have resulted in a July 2008 supplementary contribution of approximately £21 million, including our scheduled annual supplementary payment of £6 million).  The joint letter noted that financial market conditions subsequent to December 30, 2007, indicated that the additional supplementary payment under the terms of the current Recovery Plan to achieve 90 percent funding would be substantially higher when the definitive amount of the contribution was calculated in April 2008.

We have now received the April 2008 valuation of the U.K. Pension Plan's assets and liabilities prepared by the actuarial advisors for the U.K. Pension Plan's Trustee, which included the actuary’s calculation of the additional supplementary contribution due under the current Recovery Plan in July 2008 to achieve 90 percent funding.  The actuary’s report indicates a total plan funding shortfall (under the terms of the plan on an ongoing basis) of approximately £58.9 million as of April 5, 2008.  A funding shortfall of that amount will result, under the terms of the current Recovery Plan, in a July 2008 supplementary contribution to the U.K. Pension Plan of £35.6 million (including the scheduled annual supplementary payment of £6 million).

In the joint letter to the U.K. Pensions Regulator, management of our U.K. subsidiary stated its concern that the July 2008 additional supplementary contribution under the Recovery Plan could exceed its then-current estimate of £21 million (including the scheduled annual supplementary payment of £6 million), which it might be unable to pay without breaching certain financial covenants in the Credit Facility or likely to be included in any refinancing thereof, and that any such breach would trigger cross-defaults under substantially all of our other debt.  The Trustee for the U.K. Pension Plan stated in the letter, among other things, that it was committed to working with our subsidiary to secure funding for the plan in accordance with the statutory funding objective, while recognizing that maintaining a financially healthy employer is in the best interests of the U.K. Pension Plan.  The Trustee acknowledged to the U.K. Pensions Regulator that our subsidiary will find it difficult to make any significant cash payment under the Recovery Plan currently, or in the near future.

Negotiations are ongoing with the Trustee regarding possible amendments to the Recovery Plan which will modify the obligations with respect to the requirement in the Recovery Plan for additional supplementary contributions to achieve 90 percent funding as at April 5, 2008, and still comply with statutory requirements.  In the course of those negotiations, we have confirmed to the Trustee that our U.K. subsidiary will be unable to pay the now-determined July 2008 additional supplementary contribution of £29.6 million (the excess over the July 2008 annual payment of £6 million) under the current Recovery Plan without breaching certain financial covenants in our existing senior revolving credit facility or likely to be included in any refinancing thereof, and that any such breach would trigger cross-defaults under substantially all of our other debt.  We also noted that failure to pay amounts due under the current Recovery Plan could ultimately result in a winding-up of the U.K. Pension Plan, triggering a payment required by statute calculated on a “buy out” basis (estimated to be £159.3 million as of April 2008).  All of the above would have a material adverse effect on our business, results of operations and financial condition.

We have reached preliminary agreement with the Trustee on the principles of amendments to the Recovery Plan which will reduce the supplemental payment due on or before July 15, 2008 to ₤6 million, and provide additional assurance of, and security for, our future funding of the plan. We believe the amounts payable under the proposed amended recovery plan (the “Amended Recovery Plan”) can be paid without the Company breaching relevant financial covenants. We and the Trustee are in the process of finalizing the terms of the Amended Recovery Plan and will seek any appropriate approvals required for the Amended Recovery Plan. While there can be no assurance that the Recovery Plan will be amended and approved, we expect to finalize the Amended Recovery Plan prior to the July 15, 2008 payment date.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent

Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; (d) income taxes; and (e) restructuring and other exit costs. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2007 fiscal year end.

Environmental

See Note 12 to the Consolidated Financial Statements for additional information on environmental matters.

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

Adoption of Accounting Pronouncements

On December 31, 2007 the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The framework for measuring fair value as established by SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes three levels of inputs that may be used to measure fair value which are provided below.

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.  Level 2 inputs  include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly;  inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3:  Unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

In February 2008 the FASB issued FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”).   FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  The Company has adopted the provisions of FSP 157-1 effective December 31, 2007.

In February 2008 the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).   FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company has adopted the provisions of FSP 157-2 effective December 31, 2007.

For more information on the fair value of the Company’s respective assets and liabilities see “Note 3 – Fair Value Measurements”.

On December 31, 2007 the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS 159”). SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and has been applied prospectively.  The adoption of SFAS 159 did not have a significant impact on our financial statements as we did not elect the fair value option for any of our eligible financial assets or liabilities.

New Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact that  SFAS 141R will have on our financial statements.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact that SFAS 161 will have on our financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following:  “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect” and words or phrases of similar import.  Changes in the following important factors, among others, could cause Chesapeake’s actual results to differ materially from those expressed in any such forward-looking statements:  our inability to realize the full extent of the expected savings or benefits from restructuring or cost savings initiatives, and to complete such activities in accordance with their planned timetables and within their expected cost ranges; the effects of competitive products and pricing; changes in production costs, particularly for raw materials such as folding carton and plastics materials, and our ability to pass through increases in raw material costs to our customers; fluctuations in demand; possible recessionary trends in U.S. and global economies; changes in governmental policies and regulations; changes in interest rates and credit availability; changes in actuarial assumptions related to our pension and postretirement benefits plans and the ability to amend the existing U.K. pension recovery plan; changes in our liabilities and cash funding obligations associated with our defined benefit pension plans; our ability to remain in compliance with our current debt covenants and to refinance our senior credit facility; fluctuations in foreign currency exchange rates; and other risks that are detailed from time to time in reports filed by Chesapeake with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 30, 2008. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 12 of the Notes to Consolidated Financial Statements included herein.

Item 1A	Risk Factors

Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2007 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our results of operations and our financial condition.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007. See the "Liquidity and Financial Position" section of our Management Discussion and Analysis for an update of the risks previously disclosed regarding compliance with our senior secured credit facility and funding of our non-U.S. pension plans.

Item 6.	Exhibits

(a)	Exhibits:
	3.1	Amended and Restated Bylaws of Chesapeake Corporation, as adopted April 23, 2008
4.1
Amendment No. 5, dated January 18, 2008, to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2008, and incorporated herein by reference)

4.2
Amendment No. 6, dated March 5, 2008, to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008, and incorporated herein by reference)

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

CHESAPEAKE CORPORATION
(Registrant)

Date: May 8, 2008	BY:	/s/ Guy N.A. Faller
Guy N.A. Faller
Controller
(Principal Accounting Officer)