Form 10-Q
period 2008-06-29
CHESAPEAKE CORP /VA/
filed 2008-08-07
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Number of shares of $1.00 par value per share common stock outstanding as of August 1, 2008:
20,560,782 shares.

CHESAPEAKE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data; unaudited)

	Quarters Ended		Six Months Ended

	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007

Net sales	$251.4	$250.9	$504.3	$522.9

Costs and expenses:
Cost of products sold	213.3	207.9	431.4	430.3
Selling, general and administrative expenses	36.1	33.6	71.4	66.3
Goodwill impairment charge	215.5	−	215.5	−
Restructuring expenses, asset impairments and other exit costs	4.0	10.9	4.6	11.7
Other income, net	1.3	0.4	3.3	1.0
Operating (loss) income	(216.2)	(1.1)	(215.3)	15.6

Interest expense, net	12.3	10.8	23.8	21.5
Loss from continuing operations before taxes	(228.5)	(11.9)	(239.1)	(5.9)
Income tax (benefit) expense	(0.8)	(1.3)	(4.0)	2.8
Loss from continuing operations	$(227.7)	$(10.6)	$(235.1)	$(8.7)

Discontinued operations:
Loss from discontinued operations, net of income tax expense of $0.5 and $0.4 for the quarters ended June 29, 2008 and July 1, 2007, respectively, and $0.9 and $0.9 for the six months ended June 29, 2008 and July 1, 2007, respectively	(33.3)	(0.9)	(33.7)	(1.1)
Net loss	$(261.0)	$(11.5)	$(268.8)	$(9.8)

Basic earnings per share:
Loss from continuing operations	$(11.67)	$(0.54)	$(12.05)	$(0.45)
Discontinued operations	(1.71)	(0.05)	(1.73)	(0.06)
Net loss	$(13.38)	$(0.59)	$(13.78)	$(0.51)

Diluted earnings per share:
Loss from continuing operations	$(11.67)	$(0.54)	$(12.05)	$(0.45)
Discontinued operations	(1.71)	(0.05)	(1.73)	(0.06)
Net loss	$(13.38)	$(0.59)	$(13.78)	$(0.51)

Weighted average number of common shares outstanding:
Basic	19.5	19.4	19.5	19.4

Diluted	19.5	19.4	19.5	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	Jun. 29, 2008	Dec. 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21.1	$10.0
Accounts receivable (less allowance of $3.2 and $3.6)	161.9	163.6

Inventories:
Finished goods	70.2	70.4
Work-in-process	20.6	17.1
Materials and supplies	35.5	33.9
Total inventories	126.3	121.4

Prepaid expenses	12.7	13.0
Income taxes receivable	6.3	6.3
Other current assets	36.0	16.9
Total current assets	364.3	331.2

Property, plant and equipment, net	356.6	358.7
Goodwill	169.4	387.4
Other assets	93.5	134.5
Total assets	$983.8	$1,211.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123.9	$147.2
Accrued expenses	105.6	81.4
Current maturities of long-term debt	222.8	6.9
Income taxes payable	5.7	1.8

Total current liabilities	458.0	237.3

Long-term debt	351.3	508.4
Environmental liabilities	35.5	58.9
Pensions and postretirement benefits	34.7	36.4
Deferred income taxes	42.2	42.3
Long-term income taxes payable	28.9	28.5
Other long-term liabilities	15.8	17.1

Total liabilities	966.4	928.9

Stockholders' equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 20.6 million shares and 19.9 million shares, respectively	20.6	19.9
Additional paid-in-capital	94.6	94.2
Accumulated other comprehensive income	70.5	67.5
(Accumulated deficit)retained earnings	(168.3)	101.3

Total stockholders' equity	17.4	282.9

Total liabilities and stockholders' equity	$983.8	$1,211.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007
Operating activities:
Net loss	$(268.8)	$(9.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25.9	25.9
Goodwill impairment charge	215.5	-
Fox River indemnification	32.7	-
Deferred income taxes	(11.2)	0.2
Defined benefit pension and postretirement expense	1.1	4.5
Gain on sales of property, plant and equipment	(0.7)	(0.3)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(2.0)	2.2
Inventories	(2.9)	(8.1)
Other assets	(2.2)	1.8
Accounts payable	(25.1)	(5.4)
Accrued expenses	1.6	4.0
Income taxes payable and receivable, net	5.9	2.5
Contributions to defined benefit pension plans	(3.8)	(4.2)
Other	5.2	2.1

Net cash (used in) provided by operating activities	(28.8)	15.4

Investing activities:
Purchases of property, plant and equipment	(22.5)	(24.9)
Proceeds from sales of property, plant and equipment	16.4	1.3

Net cash used in investing activities	(6.1)	(23.6)

Financing activities:
Net borrowings on lines of credit	49.1	12.5
Payments on long-term debt	(1.6)	(1.1)
Debt issue costs	(4.4)	(0.2)
Dividends paid	-	(8.5)
Other	-	0.6

Net cash provided by financing activities	43.1	3.3
Effect of exchange rate changes on cash and cash equivalents	2.9	1.2

Increase (decrease) in cash and cash equivalents	11.1	(3.7)
Cash and cash equivalents at beginning of period	10.0	7.8
Cash and cash equivalents at end of period	$21.1	$4.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements of Chesapeake Corporation and subsidiaries included herein are unaudited. The December 30, 2007 consolidated balance sheet was derived from audited financial statements. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, we have condensed or omitted certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We believe that the disclosures made are adequate for a fair presentation of results of our operations and financial position. In the opinion of management, the consolidated financial statements reflect all adjustments, all of a normal recurring nature, necessary to present fairly our consolidated financial position and results of operations for the interim periods presented herein. All significant intercompany accounts and transactions are eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from these estimates

As of the end of the second quarter of 2008, we have changed our application of SFAS 87 “Employers' Accounting for Pensions” related to our methodology for calculating the expected return on plan assets component of net periodic pension cost.  Our new method employs actual fair market value of plan assets rather than a market-related value, which we believe is a preferred method.    This change in accounting policy has been reflected retrospectively to all periods presented.  See Note 11 – Employee Retirement and Post Retirement Benefits.

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

Adjustments for Items Related to Prior Periods

The 2008 consolidated statements of operations include adjustments from prior periods, which were recorded in the first and second quarters of fiscal 2008.  The net impact of the adjustments recorded in the first quarter of fiscal 2008 increased net loss from continuing operations before taxes by $0.6 million, decreased loss from continuing operations by $0.3 million and decreased net loss by $0.3 million.  These adjustments included (1) an overstatement of revenue due to invoicing errors for a particular customer; (2) incorrect capitalization of expenses associated with an inter-company fixed asset transfer; and (3) an understatement of deferred tax assets associated with the sale of one of our U.K. manufacturing facilities. The net impact of the adjustment recorded in the second quarter of fiscal 2008 increased net loss from continuing operations before taxes and loss from continuing operations by $0.2

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

million.  This adjustment was related to an error in the calculation of an accrued expense.  These adjustments from prior periods, which were recorded in the first and second quarters of fiscal 2008, were deemed immaterial to the current and prior periods.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1").  FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, "Earnings Per Share."  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires all prior-period earnings per share data to be adjusted retrospectively.   We are currently evaluating the impact that FSP EITF 03-6-1 will have on our financial statements.

NOTE 2. LIQUIDITY

For the fiscal years ended December 30, 2007, December 31, 2006 and December 31, 2005, we incurred net losses of $11.2 million, $36.7 million and $318.3 million, respectively. Additionally, for the first six months of 2008, we incurred net losses of $268.8 million. As a result the Company has total stockholders' equity of $17.4 million at June 29, 2008.  Factors contributing to these net losses included, but were not limited to:  goodwill impairment charges, costs associated with our cost-savings plan and other restructuring efforts, environmental liabilities, price competition, rising raw material costs and lost customer business due to geographic shifts in production within the consumer products industry which we serve.  These and other factors may adversely affect our ability to generate profits in the future.

Credit Facility

On March 5, 2008 we obtained agreement from a majority of the lenders under our senior secured bank credit facility (the “Credit Facility”) to amend the facility through the end of fiscal 2008.  The amendment affected financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and a decrease in the interest coverage ratios.  In addition, interest rates were increased and basket limitations were imposed for acquisitions, dispositions and other indebtedness, among other changes.  The amendment also stipulated that in the event that the Credit Facility was not fully refinanced prior to March 31, 2008, the Company would provide a security interest in substantially all tangible assets of its European subsidiaries.  Activities are currently underway by the lenders under the Credit Facility to obtain security interests in certain of the Company’s assets located in the U.K., Ireland, France, Germany, Belgium and the Netherlands.

On July 15, 2008, we agreed with our lenders on a further amendment of certain provisions of our Credit Facility which increased the total leverage ratio to 7.00:1 for the second fiscal quarter of 2008 and the senior leverage ratio to 3.40:1 for the second fiscal quarter.  In addition, interest rates were increased to 550 basis points over LIBOR.  The amendment also provided for agreement on an amended recovery plan (“Amended Recovery Plan”) for one of our U.K. subsidiaries and its defined benefit pension plan (the "Plan") discussed in Note 11, which provides for an intercreditor agreement among the Credit Facility lenders, Chesapeake and the Trustee; placed a limit on the future borrowing of the U.S. borrower under the Credit Facility; and provided for a new event of default if The Pensions Regulator in the U.K. issues a Contribution Notice or Financial Support Direction.

While we are in compliance with all of the amended debt covenants as of the end of the second quarter of fiscal 2008, based on current projections we are likely to not be in compliance with the financial covenants under the Credit Facility at the end of the third quarter of fiscal 2008.  Because the Credit Facility terminates within 12 months, we have classified that debt as a current liability at June 29, 2008

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and we currently do not have the cash or a new debt facility in place to repay the amounts due under our Credit Facility at its maturity.  Additionally, should the Company not comply with the debt covenants we would be in default under the Credit Facility.  If such an event were to occur, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility and, pursuant to cross-default provisions in many of the instruments that govern other outstanding indebtedness, immediate payment of substantially all of our other outstanding indebtedness could be required.  These matters raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2008, we announced that we had developed a comprehensive refinancing plan to address the upcoming maturity of our Credit Facility and our general liquidity needs.  We expect that, if successfully implemented, this proposed refinancing plan will address our short- and long-term liquidity and capital resource requirements.

The proposed refinancing plan is expected to include: (1) new senior secured credit facilities to be used to fully repay our existing $250-million Credit Facility and provide incremental liquidity, and (2) an offer to exchange our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014 for new debt and equity securities.  We expect to continue to work with GE Commercial Finance Limited and General Electric Capital Corporation to participate in elements of the new senior secured credit facilities.  We anticipate commencing the exchange offer and marketing for the new senior secured credit facilities in September 2008.

We expect to address compliance issues with the financial covenants of our existing Credit Facility (1) through the proposed refinancing plan, or (2) by reducing outstanding indebtedness, amending the existing Credit Facility or obtaining waivers from our lenders.  There can be no assurances that the proposed refinancing plan or these other alternatives will be successfully implemented in the amounts and timeframe contemplated, if at all.  Failure to successfully implement the refinancing plan or otherwise address anticipated compliance issues under the Credit Facility would have a material adverse effect on our business, results of operations and financial position.

NOTE 3. FAIR VALUE MEASUREMENTS

On December 31, 2007 the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The adoption of SFAS 157 had no impact on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for the period ending and as of June 29, 2008.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 29, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets and Liabilities at Fair Value
Assets:
VEBA trust assets	$6.1	$-	$-	$6.1
Available for sale securities	2.6	-	-	2.6
Insurance contract investment	-	1.0	-	1.0
Total assets	$8.7	$1.0	$-	$9.7

Liabilities:
Derivative liabilities	$-	$11.7	$-	$11.7
Total liabilities	$-	$11.7	$-	$11.7

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

There were no dilutive shares outstanding as of June 29, 2008 and July 1, 2007 for purposes of calculating diluted EPS. As of June 29, 2008 and July 1, 2007, 1.8 million and 1.4 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive (loss) income is as follows:
(in millions)	Quarters Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007

Net loss	$(261.0)	$(11.5)	$(268.8)	$(9.8)
Foreign currency translation	(1.7)	6.7	-	8.0
Change in fair market value of derivatives, net of tax	(0.2)	0.9	2.0	1.9
Amortization of unrecognized amounts in net periodic benefit cost, net of tax	0.2	0.5	0.6	1.9

Comprehensive (loss) income	$(262.7)	$(3.4)	$(266.2)	$2.0

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

We have identified additional restructuring and cost savings actions that could result in broad-based workforce reductions, general reductions in overhead costs, and locations being sold, closed or downsized. The ultimate costs and timing of these actions could be dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives.

Costs associated with these actions have been recorded in "restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of operations.  Charges recorded during the second quarters and first six months of fiscal 2008 and fiscal 2007 were primarily within the Paperboard Packaging segment.  These charges are summarized as follows:

(in millions)	Quarters Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007

Employee-related costs	$2.8	$10.7	$3.3	$11.8
Asset impairments	0.2	-	0.2	(0.5)
Loss on asset sales, redeployment costs, and other exit costs	1.0	0.2	1.1	0.4

Total restructuring expenses, asset impairment and other exit costs	$4.0	$10.9	$4.6	$11.7

Expenses during the second quarter and first half of fiscal 2008 were primarily related to broad-based workforce and overhead reductions as well as costs associated with the potential closure or disposal of underperforming assets.

On May 13, 2008 we announced the proposed closure of our carton operation at Brussels, Belgium to improve overall plant utilization.  The proposal was subject to consultation with the Belgian works council.  When the closure is implemented, our carton operation at Gent, Belgium will support the Brussels plant’s current customer requirements.  The planned closure is expected to take place over the coming months and it is anticipated that there may be up to 42 redundancies.  We expect to incur employee severance costs of approximately $2.0 million, to be paid during 2008.  In addition, we expect to record approximately $0.5 million of asset redeployment costs and $0.5 million in professional fees, both of which are expected to be recognized, as incurred, through 2008.  During the second quarter of fiscal 2008 we recorded approximately $1.8 million of expense associated with this planned closure, all of which was employee-related costs.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for the first six months of fiscal 2008.

(in millions)	Employee-related Costs	Asset Impairments	Other Exit Costs	Total
Balance December 30, 2007	$2.7	$—	$0.1	$2.8
Restructuring charges, asset impairments and other exit costs (benefits), continuing operations	3.3	0.2	1.1	4.6
Cash payments	(3.0)	—	(0.2)	(3.2)
Asset impairments	—	(0.2)	—	(0.2)
Balance June 29, 2008	3.0	—	1.0	4.0

NOTE 7. DEBT

Outstanding borrowings under our Credit Facility as of June 29, 2008 totaled $217.6 million, all of which is recorded in “current maturities of long-term debt” on the consolidated balance sheet, as the Credit Facility matures in February 2009.

In February 2004 the Credit Facility, under which we can borrow up to $250 million, was amended and restated and its maturity extended to February 2009.  Amounts available under the Credit Facility are limited by the amount currently borrowed and the amounts of outstanding letters of credit.  The Credit Facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S., U.K., Republic of Ireland and mainland European subsidiaries, and is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and certain U.K., Republic of Ireland and mainland European subsidiaries, although most U.K. subsidiary borrowers and European guarantors only guarantee borrowings made by U.K. subsidiaries.  Obligations of our U.K. subsidiary borrowers under the Credit Facility are collateralized by a security interest in substantially all tangible assets of the Company’s European subsidiaries.  See Note 2 for additional information regarding our Credit Facility.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

In conjunction with the ongoing discussions with our current lenders under our Credit Facility and our continued efforts to refinance the Credit Facility, during the second quarter of fiscal 2008 we accelerated our annual review of our strategic business plan.  This review resulted in a decline in our expectations of the operating performance of our Paperboard Packaging reporting segment as a result of competitive pricing pressure and general economic conditions within this segment. Based on these results, we conducted a review of the recoverability of our goodwill, and recorded a non-cash goodwill impairment charge of $215.5 million during the second quarter of fiscal 2008.  Management reviews the recorded value of our goodwill annually on December 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units may exceed their fair values.  With the assistance of a third-party valuation firm, fair value of our reporting units is determined using a discounted cash flow model and confirmed using a guideline public companies model which uses peer group metrics to value a company.  For the discounted cash flow model, management projects future cash flows produced by the reporting units.  The projections of future cash flows are necessarily dependent upon assumptions about our operating performance and the economy in general.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total
Balance December 30, 2007	$311.5	$75.9	$387.4
Impairment loss	(215.5)	—	(215.5)
Foreign currency translation	(2.6)	0.1	(2.5)
Balance June 29, 2008	$93.4	$76.0	$169.4

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc., which now trades as Chesapeake Pharmaceutical and Healthcare Packaging – North America (“CPHPNA”), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships.  The cost and accumulated amortization of customer relationships as of June 29, 2008 were $16.2 million and $4.5 million, respectively.  The cost and accumulated amortization of customer relationships as of December 30, 2007 were $16.2 million and $3.7 million, respectively.  Amortization expense recorded during the first six months of fiscal 2008 and fiscal 2007 for customer relationships was $0.8 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2008 (remaining 6 months)	$0.8
2009	1.6
2010	1.6
2011	1.6
2012	1.6
2013	1.6

NOTE 9. DISCONTINUED OPERATIONS

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of operations.

For the second quarter and first six months of 2008, expense recorded in discontinued operations was $33.3 million and $33.7 million, respectively. These charges were primarily related to the environmental indemnification resulting from the acquisition of the former Wisconsin Tissue Mills Inc. and the subsequent disposition of assets of Wisconsin Tissue Mills Inc. in 1999.  In connection with the Company’s acquisition of the former Wisconsin Tissue Mills Inc. (now WTM I Company, “WT”) from Philip Morris Inc. (now Philip Morris USA, Inc., “PM USA”) in 1985, PM USA agreed to indemnify WT and the Company for losses relating to breaches of representations and warranties set forth in the acquisition agreement.  The Company identified PCB contamination in the Fox River in Wisconsin as a basis for a claim for indemnification.  Beginning in 1994, PM USA has made indemnification payments in excess of $53 million for Fox River losses.  In mid-June 2008, PM USA asserted a claim that it did not have an indemnification obligation and refused to continue to indemnify WT and the Company for their losses related to the Fox River.  That claim was resolved on June 26, 2008 in a settlement described in a Consent Decree filed with the Circuit Court of Henrico County, Virginia, by which, among other things, (i) PM USA released its claims for recovery of past indemnification payments; (ii) PM USA agreed to cooperate in WT’s recovery under certain general liability insurance policies; and (iii) PM USA’s maximum liability for future indemnification under the 1985 acquisition agreement was capped

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to $36 million.  The cap placed on the future indemnification resulted in a reduction in the receivable from PM USA previously recorded related to the Fox River environmental liability.  We expect to seek recovery for the Fox River losses under certain general liability insurance policies and believe that the insurance recoveries, together with the indemnification from PM USA, will provide funds to substantially cover our reasonably probable cost related to the Fox River matter.  However, there are risks related to the anticipated recovery under the general liability insurance policies, including certain coverage defenses which may be asserted by the insurance carriers.

Expense recorded in the second quarter and first six months of fiscal 2007 principally relate to the tax treatment of the disposition of assets of Wisconsin Tissue Mills Inc. in 1999.

NOTE 10. INCOME TAXES

The Company has a total of $28.9 million of unrecognized tax benefits at June 29, 2008 of which $17.9 million is for potential interest that could be due on unrecognized tax benefits.  If these benefits of $28.9 million were recognized, they would have a positive effect on the Company’s effective tax rate.

The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.  The Company recognized a tax benefit of $0.6 million of unrecognized tax benefits in the second quarter of 2008 related to the closing of state income tax audits.  The Company does not expect any of its unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company’s U.S. federal income tax returns are open for audit for the years 1999 and 2004 to 2006.  The Company’s U.K. income tax returns remain open for audit for the years 2002 to 2006.

The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses, the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions, and the goodwill impairment charge recorded in the second quarter of fiscal 2008, none of which is deductible for income tax purposes.  Additionally, the tax rate is influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with U.K. tax authorities.

NOTE 11. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

As of the end of the second quarter of 2008, we have changed our application of SFAS 87 “Employers' Accounting for Pensions” related to our methodology for calculating the expected return on plan assets component of net periodic pension cost.  Our new method employs actual fair market value of plan assets, which we believe is a preferred method, rather than a market-related value.  Historically, the Company computed a market-related value of plan assets by determining an asset gain or loss for each year as the difference between the actual return on the fair value of assets compared to the expected return on the fair value of assets and then deferring and amortizing the gains or losses over a five year period. The Company has switched to a method that uses the actual fair value of the plan assets and reflects gains and losses on those assets in the expected and actual return calculations instead of amortizing the gains and losses over a five year period.  Accounting principles generally accepted in the United States require that changes in accounting policies are reflected retrospectively to all periods presented.  Accordingly, previously reported financial information for all periods presented herein has been adjusted to reflect the retrospective application of this change in accounting policy.  At December

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

30, 2007 retained earnings reflects an unfavorable cumulative effect adjustment of $22.2 million, after-tax, attributed to the above change in accounting policy.  In addition see the table below for the impact of the change in accounting on the Company’s pension related assets and liabilities, stockholders’ equity, loss from continuing operations and net loss.

Impact of accounting change on the Company's Consolidated Statements of Operations:

	Quarter Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007
Income from continuing operations	$1.0	$1.0	$2.0	$2.1
Net income	1.0	1.0	2.0	2.1
Diluted earnings per share	$0.05	$0.05	$0.10	$0.11

Impact of accounting change on the Company's Consolidated Balance Sheets:

	Jun. 29, 2008	Dec. 30, 2007
Assets:
Deferred tax assets	$(0.4)	$(2.2)
Other long-term assets	0.3	0.3

Liabilities:
Pensions and postretirement benefits	(1.5)	(2.1)
Deferred tax liabilities	0.1	(1.5)

Stockholders' equity:
Accumulated other comprehensive income	(1.7)	19.6
Retained earnings	3.0	(17.9)

On December 31, 2006 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”),  which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The measurement date provisions are effective for fiscal years ending after December 15, 2008.  The Company adopted the measurement date provisions of SFAS 158 effective December 31, 2007 and utilized the second approach, or fifteen-month approach, as described in SFAS 158 to transition to a year-end measurement date for its fiscal 2008 year end.   The adoption had the following impact to beginning retained earnings and accumulated other comprehensive income:

(in millions)	U.S. Plans	Non-U.S. Plans	OPEB
Retained earnings, net of tax	($0.1)	($0.4)	($0.3)
Accumulated other comprehensive income, net of tax	$0.2	$0.1	$0.1

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of the net periodic benefit cost recognized during the quarters ended June 29, 2008 and July 1, 2007 were as follows:

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters ended:	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007
Service cost	$-	$0.1	$1.5	$1.6	$-	$-
Interest cost	1.0	0.9	6.2	5.5	0.2	0.2
Expected return on plan assets	(1.4)	(1.2)	(7.4)	(6.3)	-	-
Recognized actuarial loss	0.2	0.2	0.2	1.2	0.1	0.1

Net pension (benefit) expense	$(0.2)	$-	$0.5	$2.0	$0.3	$0.3

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Six Months ended:	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2008	Jun. 29, 2008	Jul. 1, 2007
Service cost	$0.1	$0.1	$2.9	$3.2	$-	$-
Interest cost	1.9	1.9	12.3	11.0	0.4	0.4
Expected return on plan assets	(2.6)	(2.5)	(14.6)	(12.6)	-	-
Recognized actuarial loss	0.2	0.4	0.3	2.4	0.2	0.2

Net pension (benefit) expense	$(0.4)	$(0.1)	$0.9	$4.0	$0.6	$0.6

 U.K. Pension Recovery Plan

One of our U.K. subsidiaries was party to a recovery plan (the "Recovery Plan") for its U.K. Pension Plan (“the Plan”), which required that the subsidiary make annual cash contributions to the Plan in July of each year of at least £6 million above otherwise required levels in order to achieve a funding level of 100 percent by July 2014.  In addition, if an interim funding level for the Plan of 90 percent was not achieved by April 5, 2008, the Recovery Plan required that an additional supplementary contribution to achieve an interim funding level of 90 percent be paid on or before July 15, 2008.

The funding level of the Plan is dependent upon certain actuarial assumptions, including assumptions related to inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and related laws and regulations.  Changes to these assumptions potentially have a significant impact on the calculation of the funding level of the Plan.  An interim valuation of the Plan as of April 5, 2008 determined that the additional supplementary contribution necessary, in addition to the £6 million annual payment due on or before July 15, 2008, to achieve an interim funding level of 90% was £29.6 million.

On July 15, 2008 our U.K. subsidiary agreed with the Trustee of the Plan on the Amended Recovery Plan.  Under the terms of the Amended Recovery Plan, the Plan Trustee agreed to accept annual supplemental payments of £6 million over and above those needed to cover benefits and expenses until the earlier of (a) 2021 or (b) the Plan attaining 100% funding on an on-going basis after 2014, and has waived the requirement for the additional supplementary contribution due on or before July 15, 2008, to achieve an interim funding level of 90%.  Our U.K. subsidiary has agreed, subject to certain terms and

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

conditions, to grant to the Plan fixed equitable and floating charges on assets of the U.K. subsidiary and its subsidiaries in the United Kingdom and the Republic of Ireland securing an amount not to exceed the Plan funding deficit on a scheme-specific basis. The security being granted to the Plan Trustee will be subordinated to the security given to the lenders under our Credit Facility.  Our subsidiary’s agreement with the Plan Trustee also includes provisions for releases of the Plan Trustee’s security interest under certain conditions in the event of the sale, transfer or other disposal of assets over which the Plan Trustee holds a security interest and upon the Plan Trustee’s receipt of agreed cash payments to the Plan in addition to those described above.  Our U.K. subsidiary has made the £6 million supplemental payment to the Plan due for 2008.

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

In June 1994 the U.S. Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, notified WT that it had identified WT as a PRP for natural resources damage liability under CERCLA arising from alleged releases of polychlorinatedbiphenyls ("PCBs") in the Fox River and Green Bay System in Wisconsin (the “Lower Fox River Site”) from WT's former recycled tissue mill in Menasha, Wisconsin. In addition to WT six other companies (Appleton Papers Inc. (“Appleton Papers”), Fort Howard Corporation, P.H. Glatfelter Company ("Glatfelter"), NCR Corporation (“NCR”), Riverside Paper Corporation and U.S. Paper Mills Corporation) were identified as PRPs for the Lower Fox River Site. The FWS and other governmental and tribal entities, including the State of Wisconsin ("Wisconsin"), allege that natural resources, including federal lands, state lands, endangered species, fish, birds, tribal lands or lands held by the U.S. in trust for various Indian tribes, have been exposed to PCBs that were released from facilities located along the Lower Fox River. On January 31, 1997 the FWS notified WT of its intent to file suit, subject to final approval by the U.S. Department of Justice ("DOJ"), against WT to recover alleged natural resource damages, but the FWS has not yet instituted such litigation. On June 18, 1997 the EPA announced that it was initiating the process of listing the

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Lower Fox River on the CERCLA National Priorities List of hazardous waste sites. On September 30, 2003 EPA and the Wisconsin Department of Natural Resources ("DNR"), in connection with the issuance of General Notice Letters under CERCLA to the PRPs requesting a good faith offer to conduct the remedial design for downstream portions of the Lower Fox River Site, also notified Menasha Corporation and Sonoco Products Company that those companies were also considered potentially liable for the cost of response activities at the Lower Fox River Site.

In January 2003 DNR and EPA released a Record of Decision (the "OU1-2 ROD") for Operable Units 1 and 2 ("OU1" and "OU2") of the Lower Fox River Site. OU1 is the reach of the river that is the farthest upstream and is immediately adjacent to the former WT mill. The OU1-2 ROD selected a remedy, consisting primarily of dredging, to remove substantially all sediment in OU1 with concentrations of PCBs of more than 1 part per million in order to achieve a surface weighted-average PCB concentration level ("SWAC") of not more than 0.25 parts per million. In June 2008 EPA and Wisconsin released an Amended Record of Decision for OU1 (the “Amended OU1 ROD”) which includes a balanced approach of capping, sand covering and dredging in OU1. The Amended OU1 ROD estimates the new total cost of the amended remedy to be $102 million, including funds already expended. The $102 million estimate includes all active remedial work, agency oversight costs, a contingency and a present value estimate for post-remedy response work. For OU2, the reach of the river covering approximately 20 miles downstream from OU1, the OU1-2 ROD was amended as of June 2007 by a Record of Decision Amendment (the “Amended OU2-5 ROD”) to provide for dredging and disposal of a single deposit in OU2.  The remainder of OU2 will be addressed by monitored natural recovery as provided in the original OU1-2 ROD.

On July 1, 2003 DNR and EPA announced that they had signed an agreement with WT under which WT will complete the design work for the sediment clean-up in OU1. On April 12, 2004, a Consent Decree (the "Consent Decree") regarding the remediation of OU1 by WT and Glatfelter was entered by a federal court. Under the terms of the Consent Decree, WT and Glatfelter agreed to perform appropriate remedial action in OU1 in accordance with the OU1-2 ROD under oversight by EPA and DNR. To fund the remedial action, WT and Glatfelter each paid $25 million to an escrow account, and EPA and Wisconsin obtained an additional $10 million from another source to supplement the funding. The escrow account will earn more than $4 million in income which is also being used to pay for OU1 response work. Contributions and cooperation may also be obtained from local municipalities, and additional assistance may be sought from other potentially liable parties. As provided in the Consent Decree, WT has been reimbursed from the escrow account for $2 million of OU1 design costs expended under the July 1, 2003, design agreement.

Under the terms of the Consent Decree WT also paid EPA and the State of Wisconsin $375,000 for past response costs, and paid $1.5 million for natural resource damages ("NRD") for the Fox River site and $150,000 for past NRD assessment costs. These payments have been credited toward WT's potential liability for response costs and NRD associated with the Lower Fox River Site as a whole.

In March 2007, as an alternative to a determination by EPA and Wisconsin that the funds remaining in the Consent Decree escrow account would be insufficient to complete the OU1 remedial action described in the OU1-2 ROD, WT and Glatfelter agreed with EPA and Wisconsin on an Agreed Supplement to Consent Decree (the “First Supplement”) which was filed with the federal court on March 28, 2007. Under the provisions of the First Supplement, WT and Glatfelter each deposited an additional total of $6 million in the Consent Decree escrow account as additional funding for remediation of OU1. In addition, Menasha Corporation deposited $7 million into the Consent Decree

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

escrow account pursuant to a Second Agreed Supplement to Consent Decree (“Second Supplement”) filed with the federal court on November 13, 2007. Under the Consent Decree, if the funding provided through the Consent Decree escrow account is not adequate to pay for the required OU1 remedial action, WT and Glatfelter have the option, but not the obligation, to again contribute additional funds to complete the remedial action.

In June 2008 based on the Amended OU1 ROD, WT and Glatfelter entered into an Amended Consent Decree with EPA and Wisconsin agreeing to complete the remediation in OU1 as required by the Amended OU1 ROD, without a limitation as to cost.  The Amended Consent Decree has been lodged with a federal court and is awaiting entry following a public comment period.  To fund the estimated cost of completing the remediation described in the Amended OU1 ROD, the 2008 Amended Consent Decree provides that WT and Glatfelter will each deposit into the Consent Decree escrow account, or secure payment of, an additional $9.5 million on July 15, 2008.  If the funding in that escrow account is not adequate to pay for the work necessary to achieve the performance standards for OU1 specified in the Amended OU1 ROD and maintain a $4 million balance for work in the year 2010 and thereafter, WT and Glatfelter are each obligated to pay one-half of the amount of additional funding needed to maintain that $4 million balance.  The $4 million balance will be used to pay for work in 2010 and beyond, including post-remedy response work.  WT and Glatfelter remain obligated to pay for post-remedy response work if the escrow account becomes depleted.  Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA.

In July 2003 EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD required primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). In June 2007 EPA and Wisconsin issued the Amended OU2-5 ROD.  The Amended OU2-5 ROD modified the remediation requirements for OUs 3 and 4 by reducing the volume of sediment to be dredged and providing for capping or sand cover as prescribed remediation where specific criteria are met.  For OUs 2 and 5 the remedy is unchanged except that dredging is now required in a single deposit in OU2 and at the mouth of the Fox River in OU5.  When the Amended OU2-5 ROD was issued, EPA and DNR estimated the cost of the amended remedy to be $390.3 million, which consisted of an estimate of $384.7 million in 2005 dollars for remedial work plus an estimate of $5.6 million for the present value of long-term maintenance and monitoring over 100 years.  In June 2008, the draft 60 per cent design document estimates the cost of the remedy in the Amended 2-5 ROD to be $600 million, including a present value estimate of $6.4 million for long-term maintenance and monitoring and excluding any contingency and agency oversight costs.

On November 14, 2007 WT and seven other PRPs, namely Appleton Papers; CBC Coating, Inc. (formerly known as Riverside Paper Corporation); Georgia-Pacific Consumer Products, LP (formerly known as Fort James Operating Company); Menasha Corporation; NCR; Glatfelter; and U.S. Paper Mills Corp., were issued a Unilateral Administrative Order for Remedial Action by EPA under Section 106 of CERCLA to perform and fund work required by the Amended OU2-5 ROD.  WT has given notice to EPA of its intent to comply with the terms of the order currently applicable to WT and is involved in negotiations with the other recipients of the order on how they will comply with the order.

In June 2008 Appleton Papers and NCR joined WT as a defendant in a pending lawsuit in federal district court in Wisconsin seeking recovery of their response costs and natural resources damages and an

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

allocation of future response cost and natural resources damages. The lawsuit also names as defendants most of the identified PRPs and numerous other parties who have not been previously identified by EPA or DNR as PRPs.  WT is defending its interests in the litigation and believes that it has paid more than its appropriate share of the response costs to date. The litigation is not expected to materially adversely affect the share of WT’s liability for the Lower Fox River Site.

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $650 million to $875 million. The low end of this range assumes that the remedy for OU1 will be completed consistent with the Amended OU1 ROD for no additional future cost beyond the payments, and financial security, required on July 15, 2008 under the 2008 Amended OU1 Consent Decree.  For OU2-5, the low end of this range is based on the draft 60% design estimate for the remedial work and present value cost for long-term maintenance and monitoring, with provision for agency oversight costs.  The upper end of the range assumes a higher estimate of the costs to complete the OU1 remediation than estimated by the Amended OU1 ROD and that the costs of the remedial work under the Amended OU2-5 ROD will significantly exceed those in the draft 60% design document.  The active remediation components of the amended remedy for OU1 are expected to be substantially completed in 2009, while the Amended OU2-5 ROD indicates that active remediation is expected to take approximately nine years from the commencement of substantial activity. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Lower Fox River Site and the time periods over which the costs and damages may be incurred cannot be predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Lower Fox River Site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $38 million to $142 million, payable over a period of up to 40 years.  In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated by our consultants for OU1, the draft 60% design estimate for OU2-5 and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed higher costs in all OUs and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range as described above.

In connection with Chesapeake’s acquisition of WT from Philip Morris Incorporated (now known as Philip Morris USA Inc., or "PM USA," a wholly owned subsidiary of Altria Group, Inc.) in 1985, the seller agreed to indemnify WT and Chesapeake for losses related to breaches of representations and warranties set forth in the acquisition agreement.  Chesapeake identified PCB contamination in the Fox River as a basis for a claim for indemnification. Beginning in 1994, PM USA has made indemnification payments in excess of $53 million for Fox River losses.  In mid-June 2008, PM USA asserted a claim that it did not have an indemnification obligation and refused to continue to indemnify WT and Chesapeake for their losses related to the Fox River.  The claim was resolved in a settlement described in a consent decree approved by a judge of the Circuit Court of Henrico County, Virginia, on July 1, 2008, by which, among other things, (i) PM USA released its claims for recovery of past indemnification payments; (ii) PM USA agreed to cooperate in WT’s recovery under certain general liability policies; and (iii) PM USA’s maximum liability for future indemnification payments under the 1985 acquisition agreement was capped at $36 million.  We intend to seek recovery for the Fox River losses under certain general liability insurance policies and believe that the insurance recoveries, together with the indemnification from PM USA will provide funds to substantially cover our reasonably probable cost related to the Fox River matter.  We understand, however, that PM USA is

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

subject to certain risks (including litigation risk in cases relating to health concerns regarding the use of tobacco products). Accordingly, there can be no assurance that PM USA will be able to satisfy its indemnification obligations in the future. However, PM USA is currently meeting its indemnification obligations under the consent decree and, based on our review of currently available financial information, we believe that PM USA has the financial ability to continue to meet its indemnification obligations. We further understand that there are risks related to our anticipated recovery under certain general liability insurance policies, including certain coverage defenses which may be asserted by the insurance carriers.

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

In the second quarter of 2008, we reviewed, and decreased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments.  Our accrued environmental liabilities totaled approximately $71.8 million as of June 29, 2008, of which $36.3 million was considered short-term, and $75.1 million as of December 30, 2007, of which $16.2 million was considered short-term.

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

The Internal Revenue Service (“IRS”) has proposed Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WTM I Company, to a joint venture with Georgia-Pacific Corporation.  The IRS  issued a Notice of Deficiency based on those adjustments on May 25, 2006.  Taking into account correlative adjustments to the Company’s tax liability in other years, the amount in dispute, including interest through June 29, 2008, is approximately $37 million.

We intend to defend our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $37 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS.  A trial date in U.S. tax court has been set with respect to this matter for March 9, 2009.  We currently do not have any estimate with regards to the timing of the ultimate resolution of this case.  We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from:  (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale.  Most of our indemnity obligations under these sale agreements are:  (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment.  Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a time limitation or a deductible or basket.  For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements.  However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated.  Other than the Fox River matter discussed in Environmental Matters above, as of June 29, 2008 we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following:  (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services.  Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted.  As of June 29, 2008 we believe our liability under such warranties was immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement.  Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith.  As of June 29, 2008 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications.  As of June 29, 2008 we believe our liability under these agreements was immaterial.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

There were no material intersegment sales during the second quarter and first six months of fiscal 2008 or fiscal 2007.  Segment identifiable assets are those that are directly used in segment operations.  Corporate assets are primarily cash, certain nontrade receivables and other assets.

(in millions)	Second Quarter		Year to Date
	2008	2007	2008	2007
Net sales:
Paperboard Packaging	$205.2	$207.2	$405.5	$432.5
Plastic Packaging	46.2	43.7	98.8	90.4
Consolidated net sales	$251.4	$250.9	$504.3	$522.9

Operating income:
Paperboard Packaging	$4.2	$8.4	$4.5	$22.5
Plastic Packaging	3.4	6.0	8.4	13.0
Corporate	(4.3)	(4.6)	(8.1)	(8.2)
Goodwill impairment charge	(215.5)	-	(215.5)	-
Restructuring expenses, asset impairments and other exit costs	(4.0)	(10.9)	(4.6)	(11.7)
Consolidated operating income	$(216.2)	$(1.1)	$(215.3)	$15.6

Depreciation and amortization:
Paperboard Packaging	$11.1	$10.9	$21.9	$22.3
Plastic Packaging	1.9	1.8	3.9	3.5
Corporate	0.1	-	0.1	0.1
Discontinued operations	-	-	-	-
Consolidated depreciation and amortization	$13.1	$12.7	$25.9	$25.9

(in millions)	Jun. 29, 2008	Dec. 30, 2007
Identifiable assets:
Paperboard Packaging	$724.6	$899.1
Plastic Packaging	189.4	207.8
Corporate	69.8	104.9
Total	$983.8	$1,211.8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The 2008 consolidated statements of operations include adjustments from prior periods, which were recorded in the first and second quarters of fiscal 2008.  The net impact of the adjustments recorded in the first quarter of fiscal 2008 increased net loss from continuing operations before taxes by $0.6 million, decreased loss from continuing operations by $0.3 million and decreased net loss by $0.3 million.  These adjustments included (1) an overstatement of revenue due to invoicing errors for a particular customer; (2) incorrect capitalization of expenses associated with an inter-company fixed asset transfer; and (3) an understatement of deferred tax assets associated with the sale of one of our U.K. manufacturing facilities. The net impact of the adjustment recorded in the second quarter of fiscal 2008 increased net loss from continuing operations before taxes and loss from continuing operations by $0.2 million.  This adjustment was related to an error in the calculation of an accrued expense.  These adjustments from prior periods, which were recorded in the first and second quarters of fiscal 2008, were deemed immaterial to the current and prior periods.

As of the end of the second quarter of 2008, we have changed our application of SFAS 87 “Employers' Accounting for Pensions” related to our methodology for calculating the expected return on plan assets component of net periodic pension cost.  Our new method employs actual fair market value of plan assets, which we believe is a preferred method, rather than a market-related value.    This change in accounting policy has been reflected retrospectively to all periods presented.  See Note 11 – Employee Retirement and Postretirement Benefits.

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

The following table sets forth second quarter and year-to-date net sales from continuing operations and operating income by reportable business segment:

(in millions)	Quarter Ended Jun. 29, 2008		Quarter Ended Jul. 1, 2007		Six Months Ended Jun. 29, 2008		Six Months Ended Jul. 1, 2007
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
Paperboard Packaging	$205.2	$4.2	$207.2	$8.4	$405.5	$4.5	$432.5	$22.5
Plastic Packaging	46.2	3.4	43.7	6.0	98.8	8.4	90.4	13.0
Corporate	-	(4.3)	-	(4.6)	-	(8.1)	-	(8.2)
Goodwill impairment charge	-	(215.5)	-	--	-	(215.5)	-	-
Restructuring expenses, asset impairments and other exit costs	-	(4.0)	-	(10.9)	-	(4.6)	-	(11.7)

Total	$251.4	$(216.2)	$250.9	$(1.1)	$504.3	$(215.3)	$522.9	$15.6

Net sales from continuing operations for the second quarter of fiscal 2008 were $251.4 million, an increase of $0.5 million from the comparable period in fiscal 2007. Excluding changes in foreign currency exchange rates, which increased sales by $14.3 million, sales were down 5 percent for the second quarter of fiscal 2008 compared to the second quarter fiscal 2007.  Net sales from continuing operations for the first six months of fiscal 2008 were $504.3 million, a decrease of $18.6 million, or 4 percent, over the comparable period in fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $30.3 million, sales were down 9 percent for the first six months of the year. For the second quarter and first six months of fiscal 2008 the reduction in sales was primarily due to reduced sales of both branded products packaging and pharmaceutical products packaging within our Paperboard segment.

Gross margin, which is defined as net sales less cost of products sold, for the second quarter of fiscal 2008 was $38.1 million, a decrease of $4.9 million, or 11 percent, compared to gross margin of $43.0 million for the second quarter of fiscal 2007.  As a percentage of sales, gross margin decreased from 17 percent to 15 percent for the second quarter of fiscal 2008 versus fiscal 2007. Gross margin was $72.9 million for the first six months of 2008 compared to gross margin of $92.6 for the same period in 2007.  As a percentage of sales, gross margin decreased from 18 percent to 14 percent for the first six months of fiscal 2008 versus fiscal 2007.  For the second quarter and first six months of fiscal 2008 the decrease in gross margin was due to the significantly lower sales volume, as well as pricing pressures and increased material costs.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales for the second quarter of fiscal 2008 increased from 13 percent to 14 percent compared to SG&A for the second quarter of fiscal 2007, and increased from 13 percent to 14 percent for the first six months of fiscal 2008 compared to the first six months of fiscal 2007.  The increase in SG&A as a percentage of net sales for the second quarter and first six months of fiscal 2008 compared to fiscal 2007 reflects increased  professional fees and travel associated with strategic initiatives and process improvement activities, partially offset by decreases in pension costs.

In the second quarter of fiscal 2008 we recorded a non-cash charge of $215.5 million related to impairment of goodwill within the reporting units of our Paperboard Packaging segment.  In conjunction with the ongoing discussions with our current lenders under our Credit Facility and our continued efforts to refinance the Credit Facility, during the second quarter of fiscal 2008 we accelerated our annual review of our strategic business plan.  This review resulted in a decline in our expectations of the operating performance of our Paperboard Packaging reporting segment as a result of competitive pricing pressure and general economic conditions within this segment. We do not expect the impairment charges to affect compliance with covenants under our borrowing arrangements.

During the second quarter and first six months of fiscal 2008 we recorded restructuring costs, asset impairments and other exit costs of approximately $4.0 million and $4.6 million, respectively. These expenses were primarily related to broad-based workforce and overhead reductions as well as costs associated with the potential closure or disposal of underperforming assets.  During the second quarter and first six months of fiscal 2007 we recorded restructuring costs, asset impairments and other exit costs of approximately $10.9 million and $11.7 million, respectively.  These expenses primarily related to the Company’s cost savings program and other employee-related costs for workforce reductions within the tobacco packaging business.  During the first six months of fiscal 2008 and fiscal 2007 the company made cash payments of approximately $3.2 million and $4.2 million, respectively, related to restructuring activities.  (See Note 6 to the Consolidated Financial Statements.)

The operating loss for the second quarter of fiscal 2008 was $216.2 million compared to operating loss of $1.1 million for the second quarter of fiscal 2007.  The operating loss for the second quarter of fiscal

2008 included a goodwill impairment charge of $215.5 million and restructuring expenses and other exit costs of $4.0 million.  The operating loss for the second quarter of fiscal 2007 included restructuring expenses and other exit costs of $10.9 million. Changes in foreign currency exchange rates decreased operating loss by approximately $2.7 million for the second quarter of fiscal 2008.

The operating loss for the first six months of fiscal 2008 was $215.3 million compared to income of $15.6 million for the first six months of fiscal 2007.  The operating loss for the first six months of fiscal 2008 included a goodwill impairment charge of $215.5 million and restructuring expenses and other exit costs of $4.6 million.  The operating loss for the first six months of fiscal 2007 included restructuring expenses and other exit costs of $11.7 million.  Changes in foreign currency exchange rates decreased operating loss by approximately $3.7 million for the first half of 2008.

Net interest expense was $12.3 million for the second quarter of fiscal 2008, an increase of $1.5 million compared to the second quarter of fiscal 2007.  Net interest expense was $23.8 million for the first six months of fiscal 2008 compared to $21.5 million for the first six months of fiscal 2007.  The increase in net interest expense for both the second quarter and first six months of fiscal 2008 was primarily due to increased borrowing levels during fiscal 2008 and changes in foreign currency exchange rates, which increased interest expense approximately $0.3 million and $0.7 million, respectively.

The effective income tax rates for continuing operations for the second quarter and first six months of fiscal 2008 were 0.4 percent and 2 percent, respectively.  The effective income tax rates for continuing operations for the second quarter and first six months of fiscal 2007 were 11 percent and 47 percent, respectively.   The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses, the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions and the goodwill impairment charge recorded in the second quarter of fiscal 2008, none of which is deductible for income tax purposes.  Additionally, the tax rates are influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with non-U.S. tax authorities.

Loss from continuing operations for the second quarter of fiscal 2008 was $227.7 million, or $11.67 per diluted share, compared to a loss from continuing operations of $10.6 million, or $0.54 per diluted share, for the second quarter of fiscal 2007.  Loss from continuing operations for the first half of fiscal 2008 was $235.1 million, or $12.05 per diluted share, compared to a loss from continuing operations of $8.7 million, or $0.45 per diluted share, in the first half of fiscal 2007.

Loss from discontinued operations for the second quarter of fiscal 2008 was $33.3 million compared to $0.9 million for the second quarter of fiscal 2007.  Loss from discontinued operations for the first six months of 2008 was $33.7 million compared to $1.1 million for the first six months of 2007.  For the second quarter and first six months of 2008, expense recorded in discontinued operations primarily related to the environmental indemnification resulting from the acquisition of WT and the subsequent disposition of assets of WT in 1999.  In connection with our acquisition of WT from PM USA in 1985, PM USA agreed to indemnify WT and the Company for losses relating to breaches of representations and warranties set forth in the acquisition agreement.  The Company identified PCB contamination in the Fox River in Wisconsin as a basis for a claim for indemnification.  Beginning in 1994, PM USA has made indemnification payments in excess of $53 million for Fox River losses.  In mid-June 2008, PM USA asserted a claim that it did not have an indemnification obligation and refused to continue to indemnify WT and the Company for their losses related to the Fox River.  That claim was resolved on June 26, 2008 in a settlement described in a Consent Decree filed with the Circuit Court of Henrico

County, Virginia, by which, among other things, (i) PM USA released its claims for recovery of past indemnification payments; (ii) PM USA agreed to cooperate in WT’s recovery under certain general liability insurance policies; and (iii) PM USA’s maximum liability for future indemnification under the 1985 acquisition agreement was capped to $36 million.  The cap placed on the future indemnification resulted in a reduction in the receivable from PM USA previously recorded related to the Fox River environmental liability.  We intend to seek recovery for the Fox River losses under certain general liability insurance policies and believe that the insurance recoveries, together with the indemnification from PM USA, will provide funds to substantially cover our reasonably probable cost related to the Fox River matter.  However, there are risks related to the anticipated recovery under the general liability insurance policies, including certain coverage defenses which may be asserted by the insurance carriers.  Expense recorded in the second quarter and first six months of fiscal 2007 principally relate to the tax treatment of the disposition of assets of Wisconsin Tissue Mills Inc. in 1999.

Restructuring Expenses, Asset Impairments and Other Exit Costs

During the fourth quarter of fiscal 2005 Chesapeake announced plans for a two-year global cost savings program, the scope of which was extensive and involved a number of locations being sold, closed or downsized. The program also involved broad-based workforce reductions and a general reduction in overhead costs throughout the Company. This program was completed at the end of fiscal 2007 and over the course of fiscal years 2006 and 2007 annualized cost savings in excess of the $25-million goal were achieved.   We have identified additional restructuring and cost savings actions that could result in broad-based workforce reductions, general reductions in overhead costs, and locations being sold, closed or downsized. The ultimate costs and timing of these actions could be dependent on consultation and, in certain circumstances, negotiation with European works councils or other employee representatives.  Costs associated with these actions have been recorded in "restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of operations.

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2008	2007	$	%
Six Months:
Net sales	$405.5	$432.5	$(27.0)	(6.2	) %
Operating income	4.5	22.5	(18.0)	(80.0)
Operating income margin %	1.1%	5.2%

(in millions)			Increase/(Decrease)
	2008	2007	$	%
Second Quarter:
Net sales	$205.2	$207.2	$(2.0)	(1.0	) %
Operating income	4.2	8.4	(4.2)	(50.0)
Operating income margin %	2.0%	4.0%

Net sales for the Paperboard Packaging segment were $205.2 million for the second quarter of 2008, a decrease of $2.0 million, or 1 percent, from the comparable period in 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $11.0 million, net sales were down 6 percent for the second quarter of fiscal 2008.  For the second quarter of fiscal 2008 the decrease in net sales was due to reduced volumes in both branded and pharmaceutical and healthcare products packaging. The sales decline in branded products was primarily due to decreased sales of tobacco packaging related to the previously announced loss of business with British American Tobacco, slightly offset by increased sales of U.K. drinks packaging and German confectionery packaging.  The decline in pharmaceutical and healthcare packaging sales was primarily a result of lower customer demand and a competitive price environment.

Net sales for the Paperboard Packaging segment for the first six months of fiscal 2008 were $405.5 million, a decrease of $27.0 million, or 6 percent, compared to the first six months of fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $22.9 million, net sales were down 11 percent for the first six months of fiscal 2008.  For the first six months of fiscal 2008 the decrease in net sales was due to reduced volumes in both branded and pharmaceutical and healthcare products packaging. The sales decline in branded products was primarily due to decreased sales of tobacco and U.K. food and confectionery packaging slightly offset by increased sales of German confectionery packaging.  The decline in pharmaceutical and healthcare packaging sales was primarily a result of lower customer demand and a competitive price environment.

Operating income for the Paperboard Packaging segment for the second quarter of fiscal 2008 was $4.2 million, a decrease of $4.2 million, or 50 percent, versus the comparable period in fiscal 2007. Excluding changes in foreign currency exchange rates, which increased operating income by $0.3 million, operating income was down 54 percent for the second quarter of fiscal 2008.

Operating income for the first six months of fiscal 2008 was $4.5 million, a decrease of $18.0 million, or 80 percent, from the first half of fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased operating income by $0.5 million, operating income was down 82 percent for the first six months of fiscal 2008. The decrease in operating income for the second quarter and first six months of fiscal 2008 was primarily due to decreased sales volumes, competitive pricing, start-up costs associated with new products and rising energy an related costs.

 Plastic Packaging

(in millions)			Increase/(Decrease)
	2008	2007	$	$	%
Six Months:
Net sales	$98.8	$90.4	$8.4		9.3%
Operating income	8.4	13.0	(4.6)		(35.4)
Operating income margin %	8.5%	14.4%

(in millions)			Increase/(Decrease)
	2008	2007	$	$	%
Second Quarter:
Net sales	$46.2	$43.7	$2.5		5.7%
Operating income	3.4	6.0	(2.6)		(43.3)
Operating income margin %	7.4%	13.7%

Net sales for the Plastic Packaging segment for the second quarter of fiscal 2008 were $46.2 million, an increase of $2.5 million, or 6 percent, from the comparable period in fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $3.3 million, net sales were down 2 percent for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.  For the second quarter of fiscal 2008 the decrease in net sales was due primarily to decreased sales in our South African beverage operations, partially offset by increased sales of specialty chemical packaging in the U.K. and Hungary.

Net sales for the Plastic Packaging segment were $98.8 million for the first six months of fiscal 2008, an increase of $8.4 million, or 9 percent, over the comparable period in fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $7.4 million, sales were up 1% for the first six months of fiscal 2008 compared to the first six months of fiscal 2007.  For the first six months of fiscal 2008 the slight increase in net sales relative to the prior year was due primarily to increased sales of specialty chemical packaging in the U.K. and Hungary, offset by decreased sales in the remainder of the segment.

Operating income for the Plastic Packaging segment for the second quarter of fiscal 2008 was $3.4 million, a decrease of $2.6 million, or 43 percent, from the comparable period in fiscal 2007. Excluding changes in foreign currency exchange rates, which increased operating income by $0.6 million, operating income was down 53% for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Operating income for the first six months of fiscal 2008 was $8.4 million, a decrease of $4.6 million, or 35 percent, compared to the first six months of fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased operating income by $1.3 million, operating income was down 45% for the first six months of fiscal 2008 compared to fiscal 2007.  The decrease in operating income for the second quarter and first six months of fiscal 2008 was primarily due to competitive market conditions and increased raw material costs throughout the Plastic Packaging segment.

Liquidity and Financial Position

Net cash used in operating activities was $28.8 million for the first six months of fiscal 2008, compared to net cash provided by operating activities of $15.4 million for the first six months of fiscal 2007.  For the first six months of fiscal 2008, the decrease in net cash provided by operating activities was primarily due to the decrease in operating results and increased working capital requirements compared to the same period in 2007.  Net cash flows related to operating activities for the first six months of fiscal 2008 and fiscal 2007 included spending under restructuring programs of $3.2 million and $4.2 million, respectively.

Net cash used in investing activities in the first six months of fiscal 2008 was $6.1 million compared to $23.6 million in the first six months of fiscal 2007.  Net cash used in investing activities during the first six months of fiscal 2008 reflects proceeds of $14.9 million received in the first quarter of fiscal 2008 from the sale of our paperboard manufacturing facility in Bremen, Germany in December 2007, as well as the sale of our plastics manufacturing facility in Crewe, England in March 2008, which we subsequently have leased back from the purchaser.  These sales proceeds were more than offset by capital spending of $22.5 million.  Net cash used in investing activities during the first six months of fiscal 2007 reflects capital spending of $24.9 million, slightly offset by cash proceeds from sales of fixed assets.

Net cash provided by financing activities in the first six months of fiscal 2008 was $43.1 million, compared to net cash provided by financing activities of $3.3 million in the first six months of fiscal

2007.  Net cash provided by financing activities in the first six months of fiscal 2008 primarily reflects increased borrowings on our lines of credit.  Net cash provided by financing activities in the first six months of fiscal 2007 primarily reflects increased borrowings on our lines of credit, partially offset by payment of dividends.  We paid cash dividends of $8.5 million, or $0.44 per share, in the first six months of fiscal 2007.

For the fiscal years ended December 30, 2007, December 31, 2006 and December 31, 2005, we incurred net losses of $11.2 million, $36.7 million and $318.3 million, respectively. Additionally, for the first six months of 2008, we incurred net losses of $268.8 million. As a result the Company has total stockholders' equity of $17.4 million at June 29, 2008.  Factors contributing to these net losses included, but were not limited to:  goodwill impairment charges, costs associated with our cost-savings plan and other restructuring efforts, environmental liabilities, price competition, rising raw material costs and lost customer business due to geographic shifts in production within the consumer products industry which we serve.  These and other factors may adversely affect our ability to generate profits in the future.

Credit Facility

On March 5, 2008 we obtained agreement from a majority of the lenders under our senior secured bank credit facility (the “Credit Facility”) to amend the facility through the end of fiscal 2008.  The amendment affected financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and a decrease in the interest coverage ratios.  In addition, interest rates were increased and basket limitations were imposed for acquisitions, dispositions and other indebtedness, among other changes.  The amendment also stipulated that in the event that the Credit Facility was not fully refinanced prior to March 31, 2008, the Company would provide a security interest in substantially all tangible assets of its European subsidiaries.  Activities are currently underway by the lenders under the Credit Facility to obtain security interests in certain of the Company’s assets located in the U.K., Ireland, France, Germany, Belgium and the Netherlands.

On July 15, 2008 we agreed with our lenders on a further amendment of certain provisions of our Credit Facility which increased the total leverage ratio to 7.00:1 for the second fiscal quarter of 2008 and the senior leverage ratio to 3.40:1 for the second fiscal quarter.  In addition, interest rates were increased to 550 basis points over LIBOR.  The amendment also provided for agreement on an amended recovery plan (“Amended Recovery Plan”) for one of our U.K. subsidiaries and its defined benefit pension plan (the "Plan") discussed in Note 11, which provides for an intercreditor agreement among the Credit Facility lenders, Chesapeake and the Trustee; placed a limit on the future borrowing of the U.S. borrower under the Credit Facility; and provided for a new event of default if The Pensions Regulator in the U.K. issues a Contribution Notice or Financial Support Direction.

While we are in compliance with all of the amended debt covenants as of the end of the second quarter of fiscal 2008, based on current projections we are likely to not be in compliance with the financial covenants under the Credit Facility at the end of the third quarter of fiscal 2008.  Because the Credit Facility terminates within 12 months, we have classified that debt as a current liability at June 29, 2008 and we currently do not have the cash or a new debt facility in place to repay the amounts due under our Credit Facility at its maturity.  Additionally, should the Company not comply with the debt covenants we would be in default under the Credit Facility.  If such an event were to occur, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility and, pursuant to cross-default provisions in many of the instruments that govern other outstanding indebtedness, immediate payment of substantially all of our other outstanding indebtedness could be required.  These matters raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2008 we announced that we had developed a comprehensive refinancing plan to address the upcoming maturity of our Credit Facility and our general liquidity needs.  We expect that, if successfully implemented, this proposed refinancing plan will address our short- and long-term liquidity and capital resource requirements.

The proposed refinancing plan is expected to include: (1) new senior secured credit facilities to be used to fully repay our existing $250-million Credit Facility and provide incremental liquidity, and (2) an offer to exchange our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014 for new debt and equity securities.  We expect to continue to work with GE Commercial Finance Limited and General Electric Capital Corporation to participate in elements of the new senior secured credit facilities.  We anticipate commencing the exchange offer and marketing for the new senior secured credit facilities in September 2008.

We expect to address compliance issues with the financial covenants of our existing Credit Facility (1) through the proposed refinancing plan, or (2) by reducing outstanding indebtedness, amending the existing Credit Facility or obtaining waivers from our lenders.  There can be no assurances that the proposed refinancing plan or these other alternatives will be successfully implemented in the amounts and timeframe contemplated, if at all.  Failure to successfully implement the refinancing plan or otherwise address anticipated compliance issues under the Credit Facility would have a material adverse effect on our business, results of operations and financial position.

U.K. Pension Recovery Plan

One of our U.K. subsidiaries was party to a recovery plan (the "Recovery Plan") for its U.K. Pension Plan (the “Plan”), which required that the subsidiary make annual cash contributions to the Plan in July of each year of at least £6 million above otherwise required levels in order to achieve a funding level of 100 percent by July 2014.  In addition, if an interim funding level for the Plan of 90 percent was not achieved by April 5, 2008, the Recovery Plan required that an additional supplementary contribution to achieve an interim funding level of 90 percent be paid on or before July 15, 2008.

The funding level of the Plan is dependent upon certain actuarial assumptions, including assumptions related to inflation, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and related laws and regulations.  Changes to these assumptions potentially have a significant impact on the calculation of the funding level of the Plan.  An interim valuation of the Plan as of April 5, 2008 determined that the additional supplementary contribution necessary, in addition to the £6 million annual payment due on or before July 15, 2008, to achieve an interim funding level of 90% was £29.6 million.

On July 15, 2008, our U.K. subsidiary agreed with the Trustee of the Plan on the Amended Recovery Plan.  Under the terms of the Amended Recovery Plan, the Plan Trustee agreed to accept annual supplemental payments of £6 million over and above those needed to cover benefits and expenses until the earlier of (a) 2021 or (b) the Plan attaining 100% funding on an on-going basis after 2014, and has waived the requirement for the additional supplementary contribution due on or before July 15, 2008 to achieve an interim funding level of 90%.  Our U.K. subsidiary has agreed, subject to certain terms and conditions, to grant to the Plan fixed equitable and floating charges on assets of the U.K. subsidiary and its subsidiaries in the United Kingdom and the Republic of Ireland securing an amount not to exceed the Plan funding deficit on a scheme-specific basis. The security being granted to the Plan Trustee will be subordinated to the security given to the lenders under our Credit Facility.  Our subsidiary’s agreement with the Plan Trustee also includes provisions for releases of the Plan Trustee’s security interest under certain conditions in the event of the sale, transfer or other disposal of assets over which the Plan Trustee holds a security interest and upon the Plan Trustee’s receipt of agreed cash payments to the Plan in addition to those described above.  Our U.K. subsidiary has made the £6 million supplemental payment to the Plan due for 2008.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for: (a) goodwill and other long-lived asset valuations; (b) environmental and other contingencies; (c) pension and other postretirement employee benefits; (d) income taxes; and (e) restructuring and other exit costs. Because of the uncertainty inherent in these matters, reported results could have been materially different using a different set of assumptions and estimates for these critical accounting policies. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2007 fiscal year end, except that, as of the end of the second quarter of 2008, we have changed our application of SFAS 87 “Employers’ Accounting for Pensions” related to our methodology for calculating the expected return on plan assets component of net periodic pension cost.  For more information on this change in accounting policy, see Note 11 - Employee Retirement and Postretirement Benefits.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1").  FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, "Earnings Per Share."  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires all prior-period earnings per share data to be adjusted retrospectively.   We are currently evaluating the impact that FSP EITF 03-6-1 will have on our financial statements.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following:  “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect” and words or phrases of similar import.  Changes in the following important factors, among others, could cause Chesapeake’s actual results to differ materially from those expressed in any such forward-looking statements:  our inability to realize the full extent of the expected savings or benefits from restructuring or cost savings initiatives, and to complete such activities in accordance with their planned timetables and within their expected cost ranges; the effects of competitive products and pricing; changes in production costs, particularly for raw materials such as folding carton and plastics materials, and our ability to pass through increases in raw material costs to our customers; fluctuations in demand; possible recessionary trends in U.S. and global economies; changes in governmental policies and regulations; changes in interest rates and credit availability; changes in actuarial assumptions related to our pension and postretirement benefits plans; changes in our liabilities and cash funding obligations associated with our defined benefit pension plans; our ability to remain in compliance with our current debt covenants and to refinance our outstanding debt, which raises substantial doubt about our ability to continue as a going concern; our ability to regain compliance with the listing standards of the New York Stock Exchange ("NYSE") and avoid being suspended by the NYSE or delisted by the SEC; fluctuations in foreign currency exchange rates; and other risks that are detailed from time to time in reports filed by Chesapeake with the Securities and Exchange Commission.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 29, 2008. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 29, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 12 of the Notes to Consolidated Financial Statements included herein.

Item 1A	Risk Factors

Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2007 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our results of operations and our financial condition.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007, except the following:

Our common  stock may be delisted from the New York Stock Exchange (“NYSE”)

On August 5, 2008, the NYSE notified us that we were “below criteria” due to the fact that over a 30 trading day period our total market capitalization was less than $75 million and our most recently reported stockholders’ equity was less than $75 million.  We intend to present a plan to the NYSE within the required 45-day period demonstrating how we plan to comply with the NYSE’s continued listing standards.  If we fail to regain compliance with these continued listing standards, our common stock will be subject to suspension by the NYSE and delisting by the SEC.  A delisting may cause a reduction in the liquidity of an investment in our common stock, could reduce the ability of holders of our securities to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed.  This lack of liquidity also could make it more difficult for us to raise capital in the future.

Certain matters raise substantial doubt about our ability to continue as a going concern.

We have suffered recurring losses from operations and based on current projections we are likely to not be in compliance with the financial covenants under our Credit Facility at the end of the third quarter of fiscal 2008.  These factors raise substantial doubt about our ability to continue as a going concern.  Doubts concerning our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements and make it more difficult to obtain required financing on favorable terms, if at all.  Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

In addition, see the "Liquidity and Financial Position" section of our Management Discussion and Analysis for an update of the risks previously disclosed regarding compliance with our senior secured credit facility and funding of our non-U.S. pension plans.

The risks described in the 2007 Annual Report and the information presented herein are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 23, 2008, the following business was transacted:

(1)    Election of Directors -
All of the nominees for election to Class I of the Board of Directors were elected:

	Number of Shares For	Number of Shares Authority Withheld
Sir David Fell	14,439,621	3,202,582
John W. Rosenblum	14,436,058	3,206,145
Beverly L. Thelander	14,455,342	3,186,861

The nominee for election to Class II of the Board of Directors was elected:

	Number of Shares For	Number of Shares Authority Withheld
Mary Jane Hellyar	14,457,398	3,184,805

(2) The appointment of PricewaterhouseCoopers LLP as independent auditors was ratified:  17,096,362 shares voted in favor; 97,498 shares voted against and 448,343 shares abstained (including broker non-votes)

(3)  Two stockholder proposals were voted on:

Proposal regarding establishing a pay-for-superior-performance standard in the Company’s executive compensation plan:  3,594,561 shares voted in favor; 11,566,453 shares voted against and 2,481,189 shares abstained (including broker non-votes)

Proposal regarding the declassification of the Company’s board of directors:  12,982,537 shares voted in favor; 2,171,723 shares voted against and 2,487,943 shares abstained (including broker non-votes)

Item 6.           Exhibits

(a)	Exhibits:
	3.1	Amended and Restated Bylaws of Chesapeake Corporation, as adopted April 23, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008)
	4.1	Amendment No. 7 dated July 15, 2007 to the Second Amended and Restated Credit Agreement dated February 23, 2004, filed herewith
	10.1	Order and Consent Decree in the matter of Philip Morris USA v. Chesapeake Corporation and WTM I Company, filed herewith
	10.2	Field Group Pension Plan Recovery Plan (Revised July 2008), dated July 15, 2008, filed herewith
	18.1	Letter from PricewaterhouseCoopers LLP regarding Change in Accounting Principles, filed herewith
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: August 7, 2008	BY:	/s/ Guy N. A. Faller
Guy N. A. Faller
Controller
(Principal Accounting Officer)