Form 10-Q
period 2008-09-28
CHESAPEAKE CORP /VA/
filed 2008-11-12
CIK 19731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Yes ☐  No ☑

Number of shares of $1.00 par value per share common stock outstanding as of October 31, 2008:
20,559,115 shares.

CHESAPEAKE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data; unaudited)

	Quarters Ended		Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net sales	$248.2	$266.4	$752.5	$789.3

Costs and expenses:
Cost of products sold	211.1	219.0	642.5	649.3
Selling, general and administrative expenses	31.3	33.7	102.7	100.0
Goodwill impairment charge	−	−	215.5	−
Restructuring expenses, asset impairments and other exit costs	0.1	3.3	4.7	15.0
Other income, net	3.1	1.0	6.4	2.0
Operating income (loss)	8.8	11.4	(206.5)	27.0

Interest expense, net	14.1	11.5	37.9	33.0
Other financing costs	2.6	−	2.6	−
Loss from continuing operations before taxes	(7.9)	(0.1)	(247.0)	(6.0)
Income tax benefit	(1.8)	(4.9)	(5.8)	(2.1)
(Loss) income from continuing operations	$(6.1)	$4.8	$(241.2)	$(3.9)

Discontinued operations:
Loss from discontinued operations, net of income tax expense of $0.7 and $0.5 for the quarters ended September 28, 2008 and September 30, 2007, respectively, and $1.6 and $1.4 for the nine months ended September 28, 2008 and September 30, 2007, respectively	(2.2)	(0.5)	(35.9)	(1.6)
Net (loss) income	$(8.3)	$4.3	$(277.1)	$(5.5)

Basic earnings per share:
(Loss) income from continuing operations	$(0.31)	$0.25	$(12.37)	$(0.20)
Discontinued operations	(0.11)	(0.03)	(1.84)	(0.08)
Net (loss) income	$(0.42)	$0.22	$(14.21)	$(0.28)

Diluted earnings per share:
(Loss) income from continuing operations	$(0.31)	$0.25	$(12.37)	$(0.20)
Discontinued operations	(0.11)	(0.03)	(1.84)	(0.08)
Net (loss) income	$(0.42)	$0.22	$(14.21)	$(0.28)

Weighted average number of common shares outstanding:
Basic	19.5	19.4	19.5	19.4

Diluted	19.5	19.4	19.5	19.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions; unaudited)

	Sept. 28, 2008	Dec. 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20.9	$10.0
Accounts receivable (less allowance of $2.8 and $3.6)	156.3	163.6

Inventories:
Finished goods	70.6	70.4
Work-in-process	22.7	17.1
Materials and supplies	29.5	33.9
Total inventories	122.8	121.4

Prepaid expenses	10.7	13.0
Income taxes receivable	4.1	6.3
Other current assets	25.9	16.9
Total current assets	340.7	331.2

Property, plant and equipment, net	335.3	358.7
Goodwill	157.2	387.4
Other assets	103.4	134.5
Total assets	$936.6	$1,211.8

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$120.5	$147.2
Accrued expenses	118.3	81.4
Current maturities of long-term debt	226.0	6.9
Income taxes payable	4.4	1.8
Total current liabilities	469.2	237.3

Long-term debt	331.4	508.4
Environmental liabilities	36.4	58.9
Pensions and postretirement benefits	19.7	36.4
Deferred income taxes	42.1	42.3
Long-term income taxes payable	28.7	28.5
Other long-term liabilities	9.6	17.1
Total liabilities	937.1	928.9

Stockholders' (deficit) equity:
Common stock, $1 par value; authorized, 60 million shares; outstanding, 20.6 million shares and 19.9 million shares, respectively	20.6	19.9
Additional paid-in-capital	95.1	94.2
Accumulated other comprehensive income	60.3	67.5
(Accumulated deficit) retained earnings	(176.5)	101.3
Total stockholders' (deficit) equity	(0.5)	282.9
Total liabilities and stockholders' (deficit) equity	$936.6	$1,211.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007
Operating activities:
Net loss	$(277.1)	$(5.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38.6	39.1
Goodwill impairment charge	215.5	-
Other financing costs	2.6	-
Environmental indemnification	32.7	-
Deferred income taxes	(12.1)	(5.8)
Defined benefit pension and postretirement expense	1.7	7.0
Gain on sales of property, plant and equipment	(3.1)	(0.5)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(7.0)	(8.0)
Inventories	(8.4)	(8.5)
Other assets	(0.9)	3.2
Accounts payable	(19.6)	(2.7)
Accrued expenses	13.9	12.2
Income taxes payable and receivable, net	6.2	1.1
Contributions to defined benefit pension plans	(17.6)	(18.7)
Other	5.5	2.5

Net cash (used in) provided by operating activities	(29.1)	15.4

Investing activities:
Purchases of property, plant and equipment	(27.9)	(33.7)
Proceeds from sales of property, plant and equipment	22.0	3.0

Net cash used in investing activities	(5.9)	(30.7)

Financing activities:
Net borrowings on lines of credit	58.2	20.3
Payments on long-term debt	(1.9)	(1.6)
Debt issue costs	(11.5)	(0.2)
Dividends paid	-	(8.5)
Other	-	0.4

Net cash provided by financing activities	44.8	10.4
Effect of exchange rate changes on cash and cash equivalents	1.1	1.4

Increase (decrease) in cash and cash equivalents	10.9	(3.5)
Cash and cash equivalents at beginning of period	10.0	7.8
Cash and cash equivalents at end of period	$20.9	$4.3

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

As of the end of the second quarter of 2008, we changed our application of SFAS 87 “Employers' Accounting for Pensions” related to our methodology for calculating the expected return on plan assets component of net periodic pension cost.  Our new method employs actual fair market value of plan assets, which we believe is a preferred method, rather than a market-related value.  This change in accounting policy has been reflected retrospectively to all periods presented.  See Note 11 – Employee Retirement and Postretirement Benefits.

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

NOTE 2. LIQUIDITY

For the fiscal years ended December 30, 2007, December 31, 2006 and December 31, 2005, we incurred net losses of $11.2 million, $36.7 million and $318.3 million, respectively. Additionally, for the first nine months of 2008, we incurred net losses of $277.1 million. As a result the Company has a total stockholders' deficit of $0.5 million at September 28, 2008.  Factors contributing to these net losses included, but were not limited to:  goodwill impairment charges, costs associated with our cost-savings plan and other restructuring efforts, environmental remediation costs, price competition, rising raw material costs and lost customer business due to geographic shifts in production within the consumer products industry which we serve.  Certain of the above factors, such as goodwill or other asset impairments, are non-cash charges and therefore do not have a direct impact on our liquidity.  The current challenging economic climate may also lead to adverse changes in working capital levels or additional pension expense and funding requirements, which may also have a direct impact on our results and financial position.  These and other factors may adversely affect our liquidity and our ability to generate profits in the future.

Our senior secured bank credit facility (the “Credit Facility”) terminates in February 2009, and so we have classified that debt as a current liability at September 28, 2008.

On March 5, 2008 we obtained agreement from a majority of the lenders under the Credit Facility to amend the Credit Facility through the end of fiscal 2008.  The amendment affected financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and a decrease in the interest coverage ratios.  In addition, interest rates were increased and basket limitations were imposed for acquisitions, dispositions and other indebtedness, among other changes.  The amendment also stipulated that in the event that the Credit Facility was not fully refinanced prior to March 31, 2008, the Company would provide a security interest in substantially all tangible assets of its European subsidiaries.  During the third quarter of fiscal 2008 the lenders under the Credit Facility obtained security interests in certain of the Company’s assets located in the U.K., Ireland, France, Germany, Belgium and the Netherlands.

On July 15, 2008 we agreed with our lenders on a further amendment of certain provisions of our Credit Facility which increased the permissible total leverage ratio to 7.00:1 for the second fiscal quarter of 2008 and the senior leverage ratio to 3.40:1 for the second fiscal quarter.  In addition, interest rates were increased to 550 basis points over LIBOR.  The amendment also provided for agreement on an amended recovery plan (“Amended Recovery Plan”) for one of our U.K. subsidiaries and its defined benefit pension plan (the "Plan") discussed in Note 11, which provides for an inter-creditor agreement among the Credit Facility lenders, Chesapeake and the Trustee; placed a limit on the future borrowing of the U.S. borrower under the Credit Facility; and provided for a new event of default if The Pensions Regulator in the U.K. issues a Contribution Notice or Financial Support Direction.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On August 1, 2008 we announced that we had proposed a comprehensive refinancing plan to address the upcoming maturity of our Credit Facility as well as our general liquidity needs.  The proposed refinancing plan was expected to include: (1) new senior secured credit facilities to be used to fully repay or replace our existing $250-million Credit Facility and provide incremental liquidity, and (2) an offer to exchange our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014 for new debt or equity securities.    On October 1, 2008 we agreed with our lenders on an amendment to our Credit Facility which included a waiver, effective as of September 28, 2008, of compliance with certain financial condition covenants through October 31, 2008.  The amendment waived any potential event of default for failure to meet the financial condition covenants.   Effective November 1, 2008, upon the expiration of that waiver, we are in default of the financial condition covenants under the Credit Facility.  On November 1, 2008 we entered into a Forbearance Agreement with our Credit Facility lenders.  Under the Forbearance Agreement, our lenders agreed that they will not exercise their rights and remedies in respect of the existing financial condition covenant defaults under the Credit Facility, including accelerating the maturity of outstanding borrowings, through December 10, 2008 subject to the Company's compliance with the terms and conditions of the Forbearance Agreement.

We anticipate that as a result of our failure to meet certain financial condition covenants of the Credit Facility the lenders under the Credit Facility will issue a payment blockage notice which will prevent us from making the scheduled interest payment on our senior subordinated note due on November 15, 2008.  Issuance of such notice is permitted by the subordination provisions governing our senior subordinated notes.  Neither the issuance of such notice nor the existing default under the Credit Facility gives the holders of our senior subordinated notes a right to accelerate payment of the notes.  A failure to pay interest on the notes that continues for thirty days would, however, constitute an Event of Default under the terms of the notes and would give the holders of our notes the right to accelerate the payment thereof.

On October 1, 2008 we announced that the holders of more than 70 percent of the principal amount of our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014 had formed an ad hoc committee and retained a third party financial advisor.  We continue to be actively engaged in constructive discussions with members of the ad hoc committee, as well as their advisor, about financial restructuring alternatives that the Company expects would, if successfully implemented, address our short- and long-term financing, capital structure and operational needs.  The alternatives currently under consideration would likely reduce the value of our existing common stock to nominal or no value and possibly impair the creditors' investment in certain of our debt obligations.  Discussions with these bondholders and their financial advisor are progressing and ongoing, but there can be no guarantee that a final agreement will be reached.  Our restructuring activities may require that we seek the protection of U.S. bankruptcy laws for Chesapeake and, possibly, certain of its U.S. subsidiaries.  Currently, we do not expect our U.K. or other foreign subsidiaries to be involved in administration or other similar proceedings and, accordingly, we expect to be able to continue to provide our customers and suppliers with our normal level of service and performance.

There can be no guarantee that any restructuring or refinancing plan will be successfully implemented.  Failure to successfully implement a restructuring or refinancing plan or otherwise address compliance

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

issues under the Credit Facility within the timeframe permitted by the Forbearance Agreement would have a material adverse effect on our business, results of operations and financial position and would materially affect our ability to continue as a going concern.  If we do not comply with the terms of the Forbearance Agreement, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility.  Pursuant to cross-default provisions in many of the instruments that govern other outstanding indebtedness, including our senior subordinated notes due in 2011 and 2014, an acceleration of the maturity of the borrowings under our Credit Facility could require immediate payment of substantially all of our other outstanding indebtedness.  Due to the fact that such acceleration has not occurred, we continue to classify our other outstanding indebtedness with maturities in excess of one year from the balance sheet date as long-term liabilities.  Further, the Company currently lacks access to alternative sources of liquidity that would be necessary to repay the amounts due under our Credit Facility at its maturity, or sooner, if accelerated in accordance with the terms of the Credit Facility or through cross-default provisions of certain of our other indebtedness.  Failure to successfully implement a restructuring or refinancing plan or otherwise address access to alternative sources of liquidity raises substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from an adverse outcome of these uncertainties.

New York Stock Exchange (“NYSE”) Delisting

On October 2, 2008 the NYSE issued a press release announcing its decision to suspend our common stock from trading on the NYSE prior to the market opening on October 8, 2008.  The decision to suspend trading and initiate delisting procedures was a result of our not satisfying the NYSE’s continued listing standard for average global market capitalization over a consecutive 30 day trading period of not less than $25 million.

Beginning October 8, 2008 our common stock no longer traded on the NYSE and is quoted on the OTC Bulletin Board with a trading symbol of CSKE.

On October 31, 2008, the NYSE notified the Securities and Exchange Commission of its intention to remove the Company's common stock from listing and registration at the opening of business on November 10, 2008.

NOTE 3. FAIR VALUE MEASUREMENTS

On December 31, 2007 the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The adoption of SFAS 157 had no impact on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for the period ending and as of September 28, 2008.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 28, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets and Liabilities at Fair Value
Assets:
VEBA trust assets	$5.3	$-	$-	$5.3
Available for sale securities	2.9	-	-	2.9
Insurance contract investment	-	1.0	-	1.0
Total assets	$8.2	$1.0	$-	$9.2

Liabilities:
Derivative liabilities	$-	$5.7	$-	$5.7
Total liabilities	$-	$5.7	$-	$5.7

On October 16, 2008 Chesapeake terminated a foreign currency forward exchange contract in a notional principal amount of 50 million pounds sterling which had a fair market value liability of $5.7 million as of September 28, 2008 and resulted in a net liability of $5.0 million payable as a result of the termination of the contract.  The contract, which the Company entered into in 2003, originally matured in 2011.  $4.5 million of this liability remains outstanding at this time.

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

There were no dilutive shares outstanding as of September 28, 2008 and September 30, 2007 for purposes of calculating diluted EPS.  As of September 28, 2008 and September 30, 2007, 1.7 million and 1.3 million, respectively, of potentially dilutive common shares were not included in the computation of diluted EPS because the effect would be antidilutive.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5. COMPREHENSIVE INCOME

Comprehensive (loss) income is as follows:
(in millions)	Quarters Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net (loss) income	$(8.3)	$4.3	$(277.1)	$(5.5)
Foreign currency translation	(8.5)	5.0	(8.5)	13.0
Change in fair market value of derivatives, net of tax	(2.0)	(0.3)	-	1.6
Amortization of unrecognized amounts in net periodic benefit cost, net of tax	0.3	4.0	0.9	5.9
Comprehensive (loss) income	$(18.5)	$13.0	$(284.7)	$15.0

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

Costs associated with these actions have been recorded in "restructuring expenses, asset impairments and other exit costs” in the accompanying consolidated statements of operations.  Charges recorded during the third quarters and first nine months of fiscal 2008 and fiscal 2007 were primarily within the Paperboard Packaging segment.  These charges are summarized as follows:

(in millions)	Quarters Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Employee-related costs	$0.5	$2.6	$3.8	$14.4
Asset impairments	-	0.7	0.2	0.2
(Gain) loss on asset sales, redeployment costs, and other exit costs	(0.4)	-	0.7	0.4
Total restructuring expenses, asset impairment and other exit costs	$0.1	$3.3	$4.7	$15.0

Expenses during the third quarter and first nine months of fiscal 2008 were primarily related to broad-based workforce and overhead reductions as well as costs associated with the potential closure or disposal of underperforming assets.

On May 13, 2008 we announced the proposed closure of our carton operation at Brussels, Belgium to improve overall plant utilization.  The proposal, which was subject to consultation with the Belgian works council, was substantially completed in the third quarter of 2008 and resulted in approximately 40 redundancies.  Customer requirements previously being met by the Brussels operation have primarily

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

been transferred to our carton operation at Gent, Belgium.  We have recorded approximately $2.1 million of expense associated with this closure, the majority of which was recorded in the second quarter of fiscal 2008 and was primarily employee-related costs, to be paid by the end of the year.

On November 11, 2008 we announced the proposed closure of our carton operation at Madrid (Pinto), Spain, which is subject to consultation with the Spanish works council.  The facility is expected to continue to operate through the end of the year to accommodate remaining customer needs. The planned closure is expected to be completed by the end of the first quarter of fiscal 2009 and it is anticipated that there may be up to 90 redundancies.  We expect to incur employee severance costs of approximately $2.7 million, to be paid during the first quarter of fiscal 2009, and $0.4 million in professional fees.  Any asset redeployment costs and potential asset sale benefits are expected to be recognized as incurred during the fourth quarter of fiscal 2008 and the first six months of fiscal 2009.

The following table displays the activity and balances of the restructuring charges, asset impairments and other exit costs for the first nine months of fiscal 2008.

(in millions)	Employee-related Costs	Asset Impairments	Other Exit Costs	Total
Balance December 30, 2007	$2.7	$—	$0.1	$2.8
Restructuring charges, asset impairments and other exit costs (benefits), continuing operations	3.8	0.2	0.7	4.7
Cash payments	(3.6)	—	(1.1)	(4.7)
Asset impairments	—	(0.2)	—	(0.2)
Gain on sale of fixed assets	—	—	0.6	0.6
Other items – non cash	(0.3)	—	—	(0.3)
Balance September 28, 2008	2.6	—	0.3	2.9

NOTE 7. DEBT

Outstanding borrowings under our Credit Facility as of September 28, 2008 totaled $221.9 million, all of which is recorded in “current maturities of long-term debt” on the consolidated balance sheet, as the Credit Facility matures in February 2009.

In February 2004 the Credit Facility, under which we can borrow up to $250 million, was amended and restated and its maturity extended to February 2009.  Amounts available under the Credit Facility are limited by the amount currently borrowed and the amounts of outstanding letters of credit.  The Credit Facility is collateralized by a pledge of the inventory, receivables, intangible assets and other assets of Chesapeake Corporation and certain U.S., U.K., Republic of Ireland and mainland European subsidiaries, and is guaranteed by Chesapeake Corporation, each material U.S. subsidiary and certain U.K., Republic of Ireland and mainland European subsidiaries, although most U.K. subsidiary borrowers and European guarantors only guarantee borrowings made by U.K. subsidiaries.  Obligations under the Credit Facility are collateralized by a security interest in substantially all tangible assets of the Company’s European subsidiaries.  See Note 2 for additional information regarding our Credit Facility.

In the third quarter of 2008 we incurred costs of $2.6 million related to our negotiations with the holders of our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014.  These costs are recognized as “Other financing costs” in our Consolidated Statements of Operations.  In addition, as of September 28, 2008,

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

we have capitalized approximately $4.7 million of debt issue costs related to the refinancing of our Credit Facility, of which approximately $2.8 million was paid to a specific potential lender and would be expensed if negotiations with that lender are ultimately unsuccessful.  See Note 2 for additional information regarding our refinancing and restructuring plans.

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

The following table sets forth the details of our goodwill balance:

(in millions)	Paperboard Packaging	Plastic Packaging	Total

Balance December 30, 2007	$311.5	$75.9	$387.4
Impairment loss	(215.5)	—	(215.5)
Foreign currency translation	(8.9)	(5.8)	(14.7)
Balance September 28, 2008	$87.1	$70.1	$157.2

In connection with our September 2005 acquisition of Impaxx Pharmaceutical Packaging Group, Inc., which now trades as Chesapeake Pharmaceutical and Healthcare Packaging – North America (“CPHPNA”), a portion of the purchase price was ascribed to certain finite-lived intangible assets, primarily customer relationships.  The cost and accumulated amortization of customer relationships as of September 28, 2008 were $16.2 million and $4.9 million, respectively.  The cost and accumulated amortization of customer relationships as of December 30, 2007 were $16.2 million and $3.7 million, respectively.  Amortization expense recorded during the first nine months of fiscal 2008 and fiscal 2007 for customer relationships was $1.2 million.

Amortization expense of our intangible assets for the next five fiscal years is estimated as follows (amounts in millions):

2008 (remaining 3 months)	$0.4
2009	1.6
2010	1.6
2011	1.6
2012	1.6
2013	1.6

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9. DISCONTINUED OPERATIONS

Summarized results of discontinued operations are shown separately in the accompanying consolidated statements of operations.

For the third quarter and first nine months of 2008 expense recorded in discontinued operations was $2.2 million and $35.9 million, respectively. These charges were primarily related to the environmental liability and related indemnification resulting from the acquisition of the former Wisconsin Tissue Mills Inc. and the subsequent disposition of assets of Wisconsin Tissue Mills Inc. in 1999.  In the third quarter of fiscal 2008 we increased our estimate of the Fox River liability by approximately $1.0 million.

 In connection with the Company’s acquisition of the former Wisconsin Tissue Mills Inc. (now WTM I Company, “WT”) from Philip Morris Inc. (now Philip Morris USA, Inc., “PM USA”) in 1985, PM USA agreed to indemnify WT and the Company for losses relating to breaches of representations and warranties set forth in the acquisition agreement.  The Company identified PCB contamination in the Fox River in Wisconsin as a basis for a claim for indemnification.  In mid-June 2008 PM USA asserted a claim that it did not have an indemnification obligation and refused to continue to indemnify WT and the Company for their losses related to the Fox River.  That claim was resolved on June 26, 2008 in a settlement described in a Consent Decree filed with the Circuit Court of Henrico County, Virginia, on July 1, 2008, by which, among other things, (i) PM USA released its claims for recovery of past indemnification payments; (ii) PM USA agreed to cooperate in WT’s recovery under certain general liability insurance policies; and (iii) PM USA’s maximum liability for future indemnification under the 1985 acquisition agreement was capped at $36 million.  The cap placed on the future indemnification resulted in a reduction in the receivable from PM USA previously recorded related to the Fox River environmental liability.  We expect to seek recovery for the Fox River losses under certain general liability insurance policies and believe that the insurance recoveries, together with the indemnification from PM USA, will provide funds to substantially cover our reasonably probable cost related to the Fox River matter.  However, there are risks related to the anticipated recovery under the general liability insurance policies, including certain coverage defenses which may be asserted by the insurance carriers.  Expenses recorded in the third quarter and first nine months of fiscal 2007 principally relate to the tax treatment of the disposition of assets of WT in 1999.

NOTE 10. INCOME TAXES

The Company has a total of $29.5 million of unrecognized tax benefits at September 28, 2008 of which $18.4 million is for potential interest that could be due on unrecognized tax benefits.  If these benefits of $29.5 million were recognized, they would have a positive effect on the Company’s effective tax rate.

The Company has adopted a policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.  The Company recognized a tax benefit of $0.1 million of unrecognized tax benefits in the third quarter of 2008 related to the closing of foreign income tax audits.  The Company estimates that approximately $3 million to $4 million of its unrecognized tax benefits as of September 28, 2008 will be resolved with the resolution of state income tax audits within the next twelve months.  The Company’s U.S. federal income tax returns are open for audit for the years 1999 and 2004 to 2007.  The Company’s U.K. income tax returns remain open for audit for the years 2002 to 2006.

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NOTE 11. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

As of the end of the second quarter of 2008, we changed our application of SFAS 87 “Employers' Accounting for Pensions” related to our methodology for calculating the expected return on plan assets component of net periodic pension cost.  Our new method employs actual fair market value of plan assets, which we believe is a preferred method, rather than a market-related value.  Historically, the Company computed a market-related value of plan assets by determining an asset gain or loss for each year as the difference between the actual return on the fair value of assets compared to the expected return on the fair value of assets and then deferring and amortizing the gains or losses over a five year period. The Company has switched to a method that uses the actual fair value of the plan assets and reflects gains and losses on those assets in the expected and actual return calculations instead of amortizing the gains and losses over a five year period.  Accounting principles generally accepted in the United States require that changes in accounting policies are reflected retrospectively to all periods presented.  Accordingly, previously reported financial information for all periods presented herein has been adjusted to reflect the retrospective application of this change in accounting policy.  At December 30, 2007 retained earnings reflects an unfavorable cumulative effect adjustment of $22.2 million, after-tax, attributed to the above change in accounting policy.  In addition see the table below for the impact of the change in accounting on the Company’s pension related assets and liabilities, stockholders’ equity, loss from continuing operations and net loss.

Impact of accounting change on the Company's Consolidated Statements of Operations:

(in millions, except per share data)	Quarter Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2007
Income from continuing operations	$ 1.1	$ 3.2
Net income	1.1	3.2
Diluted earnings per share	$0.06	$0.16

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Impact of accounting change on the Company’s Consolidated Balance Sheets:

(in millions)
Dec. 30, 2007
Assets:
Deferred tax assets	$ (2.2)
Other long-term assets	0.3

Liabilities:
Pensions and postretirement benefits	(2.1)
Deferred tax liabilities	(1.5)

Stockholders' equity:
Accumulated other comprehensive income	19.6
Retained earnings	(17.9)

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

(in millions)	U.S. Plans	Non-U.S. Plans	OPEB
Retained earnings, net of tax	$(0.1)	$(0.4)	$(0.3)
Accumulated other comprehensive income, net of tax	$0.2	$0.1	$0.1

The components of the net periodic benefit cost recognized during the quarters and nine month periods ended September 28, 2008 and September 30, 2007 were as follows:
	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Quarters ended:	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Service cost	$-	$-	$1.4	$1.7	$-	$-
Interest cost	1.0	1.0	6.0	5.8	0.2	0.2
Expected return on plan assets	(1.4)	(1.2)	(7.1)	(6.4)	-	-
Recognized actuarial loss	0.2	0.2	0.2	1.0	0.1	0.1

Net pension (benefit) expense	$(0.2)	$-	$0.5	$2.1	$0.3	$0.3

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Pension Benefits				Postretirement Benefits Other Than Pensions
(in millions)	U.S. Plans		Non-U.S. Plans
Nine Months ended:	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Service cost	$0.1	$0.1	$4.3	$4.9	$-	$-
Interest cost	2.9	2.9	18.3	16.8	0.6	0.6
Expected return on plan assets	(4.0)	(3.7)	(21.7)	(19.0)	-	-
Recognized actuarial loss	0.4	0.6	0.5	3.4	0.3	0.3

Net pension (benefit) expense	$(0.6)	$(0.1)	$1.4	$6.1	$0.9	$0.9

Global financial markets have recently experienced, among other things, volatility in security prices and diminished liquidity and credit availability.  These factors could impact the value of our pension fund investments, and could result in increased pension costs and increased cash funding requirements in the future.

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

On July 15, 2008 our U.K. subsidiary agreed with the Trustee of the Plan on an Amended Recovery Plan.  Under the terms of the Amended Recovery Plan, the Plan Trustee agreed to accept annual supplemental payments of £6 million over and above those needed to cover benefits and expenses until the earlier of (a) 2021 or (b) the Plan attaining 100% funding on an on-going basis after 2014, and has waived the requirement for the additional supplementary contribution due on or before July 15, 2008, to achieve an interim funding level of 90%.  Our U.K. subsidiary has agreed, subject to certain terms and conditions, to grant to the Plan fixed equitable and floating charges on assets of the U.K. subsidiary and its subsidiaries in the United Kingdom and the Republic of Ireland securing an amount not to exceed the Plan funding deficit on a scheme-specific basis. The security being granted to the Plan Trustee will be subordinated to the security given to the lenders under our Credit Facility.  Our subsidiary’s agreement with the Plan Trustee also includes provisions for releases of the Plan Trustee’s security interest under certain conditions in the event of the sale, transfer or other disposal of assets over which the Plan Trustee holds a security interest and upon the Plan Trustee’s receipt of agreed cash payments to the Plan

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in addition to those described above.  Our U.K. subsidiary has made the £6 million supplemental payment to the Plan due for 2008.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In March 2007, as an alternative to a determination by EPA and Wisconsin that the funds remaining in the Consent Decree escrow account would be insufficient to complete the OU1 remedial action described in the OU1-2 ROD, WT and Glatfelter agreed with EPA and Wisconsin on an Agreed Supplement to Consent Decree (the “First Supplement”) which was filed with the federal court on March 28, 2007. Under the provisions of the First Supplement, WT and Glatfelter each deposited an additional total of $6 million in the Consent Decree escrow account as additional funding for remediation of OU1. In addition, Menasha Corporation deposited $7 million into the Consent Decree escrow account pursuant to a Second Agreed Supplement to Consent Decree (“Second Supplement”) filed with the federal court on November 13, 2007.

In June 2008 based on the Amended OU1 ROD, WT and Glatfelter entered into an Amended Consent Decree with EPA and Wisconsin agreeing to complete the remediation in OU1 as required by the Amended OU1 ROD, without a limitation as to cost.  The Amended Consent Decree was entered by the federal court on August 13, 2008. To fund the estimated cost of completing the remediation described in the Amended OU1 ROD, by July 15, 2008 WT and Glatfelter each deposited into the Consent Decree escrow account, or secured payment of, an additional $9.5 million as required by the 2008 Amended

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Consent Decree.  If the funding in that escrow account is not adequate to pay for the work necessary to achieve the performance standards for OU1 specified in the Amended OU1 ROD and maintain a $4 million balance for work in the year 2010 and thereafter, WT and Glatfelter are each obligated to pay one-half of the amount of additional funding needed to maintain that $4 million balance.  The $4 million balance will be used to pay for work in 2010 and beyond, including post-remedy response work. WT and Glatfelter remain obligated to pay for post-remedy response work if the escrow account becomes depleted.  Upon completion of the remedial action for OU1 to the satisfaction of EPA and Wisconsin, WT and Glatfelter will receive covenants not to sue from EPA and Wisconsin for OU1, subject to conditions typical of settlements under CERCLA.

In July 2003 EPA and DNR announced a Record of Decision (the "OU3-5 ROD") for Operable Units 3, 4 and 5 ("OU3," "OU4" and "OU5," respectively), the remaining operable units for this site. The OU3-5 ROD required primarily dredging and disposal of PCB contaminated sediments from OU3 and OU4 (the downstream portion of the river) and monitored natural recovery in OU5 (Green Bay). In June 2007 EPA and Wisconsin issued the Amended OU2-5 ROD.  The Amended OU2-5 ROD modified the remediation requirements for OUs 3 and 4 by reducing the volume of sediment to be dredged and providing for capping or sand cover as prescribed remediation where specific criteria are met.  For OUs 2 and 5 the remedy is unchanged except that dredging is now required only in a single deposit in OU2 and at the mouth of the Fox River in OU5.  When the Amended OU2-5 ROD was issued, EPA and DNR estimated the cost of the amended remedy to be $390.3 million, which consisted of an estimate of $384.7 million in 2005 dollars for remedial work plus an estimate of $5.6 million for the present value of long-term maintenance and monitoring over 100 years.  In June 2008, a draft 60 per cent design document estimates the cost of the remedy in the Amended 2-5 ROD to be $600 million, including a present value estimate of $6.4 million for long-term maintenance and monitoring and excluding any contingency and agency oversight costs.

On November 14, 2007 WT and seven other PRPs, namely Appleton Papers; CBC Coating, Inc. (formerly known as Riverside Paper Corporation); Georgia-Pacific Consumer Products, LP (formerly known as Fort James Operating Company); Menasha Corporation; NCR; Glatfelter; and U.S. Paper Mills Corp. were issued a Unilateral Administrative Order for Remedial Action by EPA under Section 106 of CERCLA to perform and fund work required by the Amended OU2-5 ROD.  WT has given notice to EPA of how it intends to comply with the terms of the order and is involved in negotiations with the other recipients of the order on how they will comply with the order.

In June 2008 Appleton Papers and NCR joined WT as a defendant in a pending lawsuit in federal district court in Wisconsin seeking recovery of their response costs and natural resource damages and an allocation of future response cost and natural resource damages. The lawsuit also names as defendants most of the identified PRPs and numerous other parties who have not been previously identified by EPA or DNR as PRPs.  WT is defending its interests in the litigation and believes that it has paid more than its appropriate share of the response costs to date. The outcome of the litigation is not expected to materially adversely affect our financial position or results of operations.

Based on information available to us at this time we believe that the range of reasonable estimates of the remaining total cost of remediation and restoration for the Fox River site is $640 million to $870 million. The low end of this range assumes that the remedy for OU1 will be completed for a cost less than the funds in, or secured to be paid into, the escrow account under the 2008 Amended OU1 Consent Decree.  For OU2-5, the low end of this range is based on the draft 60% design estimate for the remedial work and present value cost for long-term maintenance and monitoring, with provision for agency

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

oversight costs.  The upper end of the range assumes the OU1 remediation cost will be as estimated by the Amended OU1 ROD and that the costs of the remedial work under the Amended OU2-5 ROD will significantly exceed those in the draft 60% design document.  The active remediation components of the amended remedy for OU1 are expected to be substantially completed in 2009, while the Amended OU2-5 ROD indicates that active remediation is expected to take approximately nine years from the commencement of substantial activity. Any enforcement of a definitive remedial action plan may be subject to judicial review.

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

The ultimate cost to WT of remediation and restoration costs and natural resource damages related to the Lower Fox River Site and the time periods over which the costs and damages may be incurred cannot be

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

predicted with certainty at this time due to uncertainties with respect to: what remediation and restoration will be implemented; the actual cost of that remediation and restoration; WT's share of any multi-party remediation and restoration costs and natural resource damages; the outcome of the federal and state natural resource damage assessments; the timing of any remediation and restoration; the evolving nature of remediation and restoration technologies and governmental regulations; controlling legal precedent; the extent to which contributions will be available from other parties; and the scope of potential recoveries from insurance carriers and prior owners of WT. While such costs and damages cannot be predicted with certainty at this time, we believe that WT's reasonably likely share of the ultimate remediation and restoration costs and natural resource damages associated with the Lower Fox River Site, including disbursement on behalf of WT of the remaining amount deposited by WT under the terms of the Consent Decree, may fall within the range of $35 million to $137 million, payable over a period of up to 40 years.  In our estimate of the lower end of the range we have assumed remediation and restoration costs as estimated by our consultants for OU1, the draft 60% design estimate for OU2-5 and the low end of the governments' estimates of natural resource damages and WT's share of the aggregate liability. In our estimate of the upper end of the range we have assumed higher costs in all OUs and that our share of the ultimate aggregate liability for all PRPs will be higher than we believe it will ultimately be determined to be. We have accrued an amount for the Fox River liability based on our estimate of the reasonably probable costs within the range described above.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

results of operations. However, because of the uncertainties described above, there can be no assurance that the ultimate liability with respect to the Lower Fox River site will not have a material adverse effect on our financial position or results of operations.

In the third quarter of 2008 we reviewed, and increased, our estimate of our reasonably probable environmental costs based on remediation activities to date and other developments.  Our accrued environmental liabilities totaled approximately $69.4 million as of September 28, 2008, of which $33.0 million was considered short-term, and $75.1 million as of December 30, 2007, of which $16.2 million was considered short-term.

Legal and Other Commitments

Chesapeake is a party to various other legal actions and tax audits which are ordinary and incidental to our business. While the outcome of environmental, tax and legal actions cannot be predicted with certainty, we believe the reasonably expected outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

The Internal Revenue Service (“IRS”) has proposed Federal income tax adjustments relating to a transfer of assets in 1999 by our subsidiary, WTM I Company, to a joint venture with Georgia-Pacific Corporation.  The IRS  issued a Notice of Deficiency based on those adjustments on May 25, 2006.  Taking into account correlative adjustments to the Company’s tax liability in other years, the amount in dispute, including interest through September 28, 2008, is approximately $38 million.

We intend to defend our position vigorously with respect to the asserted deficiency.  We have estimated our maximum potential exposure with respect to the matter to be approximately $38 million; however, we continue to believe that our tax treatment of the transaction was appropriate and that we should prevail in this dispute with the IRS.  A trial date in U.S. tax court has been set with respect to this matter for March 9, 2009.  We currently do not have any estimate with regards to the timing of the ultimate resolution of this case.  We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Guarantees and Indemnifications

We have entered into agreements for the sale of assets or businesses that contain provisions in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the sale. In these sale agreements we typically agree to indemnify the buyers or other involved third parties against a broadly-defined range of potential "losses" (typically including, but not limited to, claims, costs, damages, judgments, liabilities, fines or penalties, and attorneys' fees) arising from:  (i) a breach of our representations or warranties in the sale agreement or ancillary documents; (ii) our failure to perform any of the covenants or obligations of the sale agreement or ancillary documents; and (iii) other liabilities expressly retained or assumed by us related to the sale.  Most of our indemnity obligations under these sale agreements are:  (i) limited to a maximum dollar value significantly less than the final purchase price; (ii) limited by time within which indemnification claims must be asserted (often between one and three years); and (iii) subject to a deductible or "basket." Many of the potential indemnification liabilities under these sale agreements are unknown, remote or highly contingent, and most are unlikely to ever require an indemnity payment.  Furthermore, even in the event that an indemnification claim is asserted, liability for indemnification is subject to determination under the terms of the applicable sale agreement, and any payments may be limited or barred by a monetary cap, a

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

time limitation or a deductible or basket.  For these reasons we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of the sale agreements.  However, we accrue for any potentially indemnifiable liability or risk under these sale agreements for which we believe a future payment is probable and a range of loss can be reasonably estimated.  Other than the Fox River matter discussed in Environmental Matters above, as of September 28, 2008 we believe our liability under such indemnification obligations was immaterial.

In the ordinary course of our business we may enter into agreements for the supply of goods or services to customers that provide warranties to their customers on one or more of the following:  (i) the quality of the goods and services supplied by us; (ii) the performance of the goods supplied by us; and (iii) our compliance with certain specifications and applicable laws and regulations in supplying the goods and services.  Liability under such warranties often is limited to a maximum amount by the nature of the claim or by the time period within which a claim must be asserted.  As of September 28, 2008 we believe our liability under such warranties was immaterial.

In the ordinary course of our business we may enter into service agreements with service providers in which we agree to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement.  Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct or acts in bad faith.  As of September 28, 2008 we believe our liability under such service agreements was immaterial.

In the ordinary course of our business, we may enter into supply agreements (such as those discussed above), service agreements (such as those discussed above), purchase agreements, leases, and other types of agreements in which we agree to indemnify the party or parties with whom we are contracting against certain losses and liabilities arising from, among other things: (i) our breach of the agreement or representations or warranties under the agreement; (ii) our failure to perform any of our obligations under the agreement; (iii) certain defined actions or omissions by us; and (iv) our failure to comply with certain laws, regulations, rules, policies, or specifications.  As of September 28, 2008 we believe our liability under these agreements was immaterial.

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

CHESAPEAKE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

goodwill impairments, gains (losses) on divestitures and restructuring expenses, asset impairments and other exit costs are excluded from segment operating income.

There were no material intersegment sales during the third quarter and first nine months of fiscal 2008 or fiscal 2007.  Segment identifiable assets are those that are directly used in segment operations.  Corporate assets are primarily cash, certain nontrade receivables and other assets.

(in millions)	Third Quarter		Year to Date
	2008	2007	2008	2007
Net sales:
Paperboard Packaging	$206.3	$224.6	$611.8	$657.1
Plastic Packaging	41.9	41.8	140.7	132.2
Consolidated net sales	$248.2	$266.4	$752.5	$789.3

Operating income:
Paperboard Packaging	$9.9	$15.1	$14.4	$37.6
Plastic Packaging	2.6	3.1	11.0	16.1
Corporate	(3.6)	(3.5)	(11.7)	(11.7)
Goodwill impairment charge	-	-	(215.5)	-
Restructuring expenses, asset impairments and other exit costs	(0.1)	(3.3)	(4.7)	(15.0)
Consolidated operating income	$8.8	$11.4	$(206.5)	$27.0

Depreciation and amortization:
Paperboard Packaging	$10.7	$11.4	$32.6	$33.7
Plastic Packaging	2.0	1.8	5.9	5.3
Corporate	-	-	0.1	0.1
Consolidated depreciation and amortization	$12.7	$13.2	$38.6	$39.1

(in millions)	Sept. 28, 2008	Dec. 30, 2007
Identifiable assets:
Paperboard Packaging	$684.2	$899.1
Plastic Packaging	183.2	207.8
Corporate	69.2	104.9
Total	$936.6	$1,211.8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of the end of the second quarter of 2008, we changed our application of SFAS 87 “Employers' Accounting for Pensions” related to our methodology for calculating the expected return on plan assets component of net periodic pension cost.  Our new method employs actual fair market value of plan assets, which we believe is a preferred method, rather than a market-related value.    This change in accounting policy has been reflected retrospectively to all periods presented.  See Note 11 – Employee Retirement and Postretirement Benefits.

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

The following table sets forth third quarter and year-to-date net sales from continuing operations and operating income by reportable business segment:

(in millions)	Quarter Ended Sept. 28, 2008		Quarter Ended Sept. 30, 2007		Nine Months Ended Sept. 28, 2008		Nine Months Ended Sept. 30, 2007
	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income	Net Sales	Operating Income
Paperboard Packaging	$206.3	$9.9	$224.6	$15.1	$611.8	$14.4	$657.1	$37.6
Plastic Packaging	41.9	2.6	41.8	3.1	140.7	11.0	132.2	16.1
Corporate	-	(3.6)	-	(3.5)	-	(11.7)	-	(11.7)
Goodwill impairment charge	-	-	-	-	-	(215.5)	-	-
Restructuring expenses, asset impairments and other exit costs	-	(0.1)	-	(3.3)	-	(4.7)	-	(15.0)

Total	$248.2	$8.8	$266.4	$11.4	$752.5	$(206.5)	$789.3	$27.0

Net sales from continuing operations for the third quarter of fiscal 2008 were $248.2 million, a decrease of $18.2 million from the comparable period in fiscal 2007. Excluding changes in foreign currency exchange rates, which increased sales by $0.8 million, sales were down 7 percent for the third quarter of fiscal 2008 compared to the third quarter fiscal 2007.  Net sales from continuing operations for the first nine months of fiscal 2008 were $752.5 million, a decrease of $36.8 million, or 5 percent, over the comparable period in fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $31.1 million, sales were down 9 percent for the first nine months of the year. For the third quarter and first nine months of fiscal 2008 the reduction in sales was primarily due to reduced sales of both branded products packaging and pharmaceutical products packaging within our Paperboard segment.

Gross margin, which is defined as net sales less cost of products sold, for the third quarter of fiscal 2008 was $37.1 million, a decrease of $10.3 million, or 22 percent, compared to gross margin of $47.4 million for the third quarter of fiscal 2007.  As a percentage of sales, gross margin decreased from 18 percent to 15 percent for the third quarter of fiscal 2008 versus fiscal 2007. Gross margin was $110.0 million for the first nine months of 2008 compared to gross margin of $140.0 million for the same period in 2007.  As a percentage of sales, gross margin decreased from 18 percent to 15 percent for the first nine months of fiscal 2008 versus fiscal 2007.  For the third quarter and first nine months of fiscal 2008 the decrease in gross margin was due to the lower sales volume, as well as pricing pressures and increased material and energy costs.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales for both the third quarter of fiscal 2008 and 2007 was 13 percent, and increased from 13 percent to 14 percent for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.  The increase in SG&A as a percentage of net sales for the first nine months of fiscal 2008 compared to fiscal 2007 reflects increased professional fees and travel associated with strategic initiatives and process improvement activities, partially offset by decreases in pension costs.

In the second quarter of fiscal 2008 we recorded a non-cash charge of $215.5 million related to impairment of goodwill within the reporting units of our Paperboard Packaging segment.  In conjunction with the discussions with our current lenders under our Credit Facility and our continued efforts to refinance the Credit Facility, during the second quarter of fiscal 2008 we accelerated our annual review of our strategic business plan.  This review resulted in a decline in our expectations of the operating performance of our Paperboard Packaging reporting segment as a result of competitive pricing pressure and general economic conditions within this segment. We do not expect the impairment charges to affect compliance with covenants under our borrowing arrangements.

During the third quarter and first nine months of fiscal 2008 we recorded restructuring costs, asset impairments and other exit costs of approximately $0.1 million and $4.7 million, respectively. These expenses were primarily related to broad-based workforce and overhead reductions as well as costs associated with the potential closure or disposal of underperforming assets.  During the third quarter and first nine months of fiscal 2007 we recorded restructuring costs, asset impairments and other exit costs of approximately $3.3 million and $15.0 million, respectively.  These expenses primarily related to the Company’s cost savings program and other employee-related costs for workforce reductions within the tobacco packaging business.  During the first nine months of fiscal 2008 and fiscal 2007 the company made cash payments of approximately $4.7 million and $8.8 million, respectively, related to restructuring activities.  (See Note 6 to the Consolidated Financial Statements.)

Operating income for the third quarter of fiscal 2008 was $8.8 million compared to operating income of $11.4 million for the third quarter of fiscal 2007.  Operating income for the third quarter of fiscal 2008 included restructuring expenses and other exit costs of $0.1 million.  Operating income for the third quarter of fiscal 2007 included restructuring expenses and other exit costs of $3.3 million. Changes in foreign currency exchange rates decreased operating income by approximately $0.6 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

The operating loss for the first nine months of fiscal 2008 was $206.5 million compared to income of $27.0 million for the first nine months of fiscal 2007.  The operating loss for the first nine months of fiscal 2008 included a goodwill impairment charge of $215.5 million and restructuring expenses and other exit costs of $4.7 million.  Operating income for the first nine months of fiscal 2007 included restructuring expenses and other exit costs of $15.0 million.  Changes in foreign currency exchange rates decreased operating loss by approximately $3.1 million for the first nine months of 2008 compared to the first nine months of fiscal 2007.

Net interest expense was $14.1 million for the third quarter of fiscal 2008, an increase of $2.6 million compared to the third quarter of fiscal 2007.  Net interest expense was $37.9 million for the first nine months of fiscal 2008 compared to $33.0 million for the first nine months of fiscal 2007.  The increase in net interest expense for both the third quarter and first nine months of fiscal 2008 was primarily due to increased borrowing levels and interest rates during fiscal 2008, costs associated with amendments to the Credit Facility, and changes in foreign currency exchange rates, which increased interest expense approximately $0.2 million for the third quarter and decreased interest expense $0.6 million for the first nine months of fiscal 2008, compared to the same periods in fiscal 2007.

In the third quarter of 2008 we have been actively engaged in discussions with an ad hoc committee of the holders of more than 70 percent of our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014, and their third party financial advisor, and have incurred costs of $2.6 million related to our negotiations with the bond holders.  These costs are recognized as “Other financing costs” in our Consolidated Statements of Operations.

The effective income tax rates for continuing operations for the third quarter and first nine months of fiscal 2008 were 23 percent and 2 percent, respectively.  The effective income tax rates for continuing operations for the third quarter and first nine months of fiscal 2007 were 4,900 percent and 35 percent, respectively.   The comparability of our effective income tax rates is heavily affected by our inability to fully recognize a benefit from our U.S. tax losses, the inability to recognize the benefit of losses in certain non-U.S. tax jurisdictions and the goodwill impairment charge recorded in the second quarter of fiscal 2008, none of which is deductible for income tax purposes.  Additionally, the tax rates are influenced by management’s expectations as to the recovery of our U.S. and certain non-U.S. jurisdiction deferred income tax assets and any settlements of income tax contingencies with non-U.S. tax authorities.

Loss from continuing operations for the third quarter of fiscal 2008 was $6.1 million, or $0.31 per diluted share, compared to income from continuing operations of $4.8 million, or $0.25 per diluted share, for the third quarter of fiscal 2007.  Loss from continuing operations for the first nine months of fiscal 2008 was $241.2 million, or $12.37 per diluted share, compared to a loss from continuing operations of $3.9 million, or $0.20 per diluted share, in the first nine months of fiscal 2007.

Loss from discontinued operations for the third quarter of fiscal 2008 was $2.2 million compared to $0.5 million for the third quarter of fiscal 2007.  Loss from discontinued operations for the first nine months of 2008 was $35.9 million compared to $1.6 million for the first nine months of 2007.  For the third quarter and first nine months of 2008, expense recorded in discontinued operations primarily related to the environmental liability and related indemnification resulting from the acquisition of WT and the subsequent disposition of assets of WT in 1999.  In connection with our acquisition of WT from PM USA in 1985, PM USA agreed to indemnify WT and the Company for losses relating to breaches of representations and warranties set forth in the acquisition agreement.  The Company identified PCB contamination in the Fox River in Wisconsin as a basis for a claim for indemnification.  In mid-June 2008 PM USA asserted a claim that it did not have an indemnification obligation and refused to continue to indemnify WT and the Company for their losses related to the Fox River.  That claim was resolved on June 26, 2008 in a settlement described in a Consent Decree filed with the Circuit Court of Henrico County, Virginia, on July 1, 2008, by which, among other things, (i) PM USA released its claims for recovery of past indemnification payments; (ii) PM USA agreed to cooperate in WT’s recovery under certain general liability insurance policies; and (iii) PM USA’s maximum liability for future indemnification under the 1985 acquisition agreement was capped at $36 million.  The cap placed on the future indemnification resulted in a reduction in the receivable from PM USA previously recorded related to the Fox River environmental liability.  We intend to seek recovery for the Fox River losses under certain general liability insurance policies and believe that the insurance recoveries, together with the indemnification from PM USA, will provide funds to substantially cover our reasonably probable cost related to the Fox River matter.  However, there are risks related to the anticipated recovery under the general liability insurance policies, including certain coverage defenses which may be asserted by the insurance carriers.  In the third quarter of fiscal 2008 we increased our estimate of the Fox River liability by approximately $1.0 million.  Expense recorded in the third quarter and first nine months of fiscal 2007 principally relate to the tax treatment of the disposition of assets of WT in 1999.

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

Segment Information

Paperboard Packaging

(in millions)			Increase/(Decrease)
	2008	2007	$	%
Nine Months:
Net sales	$611.8	$657.1	$(45.3)	(6.9	) %
Operating income	14.4	37.6	(23.2)	(61.7)
Operating income margin %	2.4%	5.7%

(in millions)			Increase/(Decrease)
	2008	2007	$	%
Third Quarter:
Net sales	$206.3	$224.6	$(18.3)	(8.1	) %
Operating income	9.9	15.1	(5.2)	(34.4)
Operating income margin %	4.8%	6.7%

Net sales for the Paperboard Packaging segment were $206.3 million for the third quarter of 2008, a decrease of $18.3 million, or 8 percent, from the comparable period in 2007.  Changes in foreign currency exchange rates did not have a significant effect on net sales for the third quarter of fiscal 2008.  For the third quarter of fiscal 2008 the decrease in net sales was due to reductions in both branded and pharmaceutical and healthcare products packaging. The sales decline in branded products was primarily due to decreased sales of tobacco packaging related to the previously announced loss of business with British American Tobacco.  The decline in pharmaceutical and healthcare packaging sales was primarily a result of lower customer demand and a competitive price environment.

Net sales for the Paperboard Packaging segment for the first nine months of fiscal 2008 were $611.8 million, a decrease of $45.3 million, or 7 percent, compared to the first nine months of fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $22.9 million, net sales were down 10 percent for the first nine months of fiscal 2008.  For the first nine months of fiscal 2008 the decrease in net sales was due to reductions in both branded and pharmaceutical and healthcare products packaging. The sales decline in branded products was primarily due to decreased sales of tobacco and U.K. food and confectionery packaging slightly offset by increased sales of German confectionery packaging.  The decline in pharmaceutical and healthcare packaging sales was primarily a result of lower customer demand and a competitive price environment.

Operating income for the Paperboard Packaging segment for the third quarter of fiscal 2008 was $9.9 million, a decrease of $5.2 million, or 34 percent, versus the comparable period in fiscal 2007. Excluding changes in foreign currency exchange rates, which decreased operating income by $0.3 million, operating income was down 32 percent for the third quarter of fiscal 2008.

Operating income for the first nine months of fiscal 2008 was $14.4 million, a decrease of $23.2 million, or 62 percent, from the first nine months of fiscal 2007.  Changes in foreign currency exchange rates did not have a significant effect on operating income for the first nine months of fiscal 2008. The decrease in operating income for the third quarter and first nine months of fiscal 2008 was primarily due to decreased sales volumes, competitive pricing, start-up costs associated with new products and rising energy and related costs.

Plastic Packaging

(in millions)			Increase/(Decrease)
	2008	2007	$	%
Nine Months:
Net sales	$140.7	$132.2	$8.5	6.4%
Operating income	11.0	16.1	(5.1)	(31.7)
Operating income margin %	7.8%	12.2%

(in millions)			Increase/(Decrease)
	2008	2007	$	%
Third Quarter:
Net sales	$41.9	$41.8	$0.1	0.2%
Operating income	2.6	3.1	(0.5)	(16.1)
Operating income margin %	6.2%	7.4%

Net sales for the Plastic Packaging segment for the third quarter of fiscal 2008 were $41.9 million, comparable to the same period in fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $0.8 million, net sales were down 2 percent for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.  For the third quarter of fiscal 2008 the decrease in net sales was due primarily to decreased sales volume in the beverage packaging operation in Ireland.

Net sales for the Plastic Packaging segment were $140.7 million for the first nine months of fiscal 2008, an increase of $8.5 million, or 6 percent, over the comparable period in fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased net sales by $8.2 million, sales were comparable for the first nine months of fiscal 2008 and fiscal 2007.  Relative to the prior year, increased sales of specialty chemical packaging in the U.K. and Hungary were offset by decreased sales in the remainder of the segment.

Operating income for the Plastic Packaging segment for the third quarter of fiscal 2008 was $2.6 million, a decrease of $0.5 million, or 16 percent, from the comparable period in fiscal 2007.  Changes in foreign currency exchange rates did not have a significant effect on operating income for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Operating income for the first nine months of fiscal 2008 was $11.0 million, a decrease of $5.1 million, or 32 percent, compared to the first nine months of fiscal 2007.  Excluding changes in foreign currency exchange rates, which increased operating income by $1.5 million, operating income was down 41 percent for the first nine months of fiscal 2008 compared to fiscal 2007.  The decrease in operating income for the third quarter and first nine months of fiscal 2008 was primarily due to competitive market conditions and increased raw material costs throughout the European operations.

Liquidity and Financial Position

Net cash used in operating activities was $29.1 million for the first nine months of fiscal 2008, compared to net cash provided by operating activities of $15.4 million for the first nine months of fiscal 2007.  For the first nine months of fiscal 2008, the decrease in net cash provided by operating activities was primarily due to the decrease in operating results and increased working capital requirements compared to the same period in 2007.  Net cash flows related to operating activities for the first nine months of fiscal 2008 and fiscal 2007 included spending under restructuring programs of $4.7 million and $8.8 million, respectively.

Net cash used in investing activities in the first nine months of fiscal 2008 was $5.9 million compared to $30.7 million in the first nine months of fiscal 2007.  Net cash used in investing activities during the first nine months of fiscal 2008 reflects proceeds of $22.0 million including proceeds received in the first quarter of fiscal 2008 from the sale of our paperboard manufacturing facility in Bremen, Germany in December 2007, the sale of our plastics manufacturing facility in Crewe, England in March 2008, which we subsequently have leased back from the purchaser, the sale of our corporate office building in Amersham, England in the third quarter of 2008, and the sale of other non-core assets during the nine-month period.  These sales proceeds were more than offset by capital spending of $27.9 million.  Net cash used in investing activities during the first nine months of fiscal 2007 reflects capital spending of $33.7 million, slightly offset by cash proceeds from sales of fixed assets.

Net cash provided by financing activities in the first nine months of fiscal 2008 was $44.8 million, compared to net cash provided by financing activities of $10.4 million in the first nine months of fiscal 2007.  Net cash provided by financing activities in the first nine months of fiscal 2008 primarily reflects increased borrowings on our lines of credit.  Net cash provided by financing activities in the first nine months of fiscal 2007 primarily reflects increased borrowings on our lines of credit, partially offset by payment of dividends.  We paid cash dividends of $8.5 million, or $0.44 per share, in the first nine months of fiscal 2007.

For the fiscal years ended December 30, 2007, December 31, 2006 and December 31, 2005, we incurred net losses of $11.2 million, $36.7 million and $318.3 million, respectively. Additionally, for the first nine months of 2008, we incurred net losses of $277.1 million. As a result the Company has a total stockholders' deficit of $0.5 million at September 28, 2008.  Factors contributing to these net losses included, but were not limited to:  goodwill impairment charges, costs associated with our cost-savings plan and other restructuring efforts, environmental remediation costs, price competition, rising raw material costs and lost customer business due to geographic shifts in production within the consumer products industry which we serve.  Certain of the above factors, such as goodwill or other asset impairments, are non-cash charges and therefore do not have a direct impact on our liquidity.  The current challenging economic climate may also lead to adverse changes in working capital levels or additional pension expense and funding requirements, which may also have a direct impact on our results and financial position.  These and other factors may adversely affect our liquidity and our ability to generate profits in the future.

Our senior secured bank credit facility (the “Credit Facility”) terminates in February 2009, and so we have classified that debt as a current liability at September 28, 2008.

On March 5, 2008 we obtained agreement from a majority of the lenders under the Credit Facility to amend the Credit Facility through the end of fiscal 2008.  The amendment affected financial maintenance covenants in all four quarters of fiscal 2008, providing an increase in the total leverage ratios and a decrease in the interest coverage ratios.  In addition, interest rates were increased and basket limitations were imposed for acquisitions, dispositions and other indebtedness, among other changes.  The amendment also stipulated that in the event that the Credit Facility was not fully refinanced prior to March 31, 2008, the Company would provide a security interest in substantially all tangible assets of its European subsidiaries.  During the third quarter of fiscal 2008 the lenders under the Credit Facility obtained security interests in certain of the Company’s assets located in the U.K., Ireland, France, Germany, Belgium and the Netherlands.

On July 15, 2008 we agreed with our lenders on a further amendment of certain provisions of our Credit Facility which increased the permissible total leverage ratio to 7.00:1 for the second fiscal quarter of 2008 and the senior leverage ratio to 3.40:1 for the second fiscal quarter.  In addition, interest rates were increased to 550 basis points over LIBOR.  The amendment also provided for agreement on an amended recovery plan (“Amended Recovery Plan”) for one of our U.K. subsidiaries and its defined benefit pension plan (the "Plan") discussed in Note 11, which provides for an inter-creditor agreement among the Credit Facility lenders, Chesapeake and the Trustee; placed a limit on the future borrowing of the U.S. borrower under the Credit Facility; and provided for a new event of default if The Pensions Regulator in the U.K. issues a Contribution Notice or Financial Support Direction.

On August 1, 2008 we announced that we had proposed a comprehensive refinancing plan to address the upcoming maturity of our Credit Facility as well as our general liquidity needs.  The proposed refinancing plan was expected to include: (1) new senior secured credit facilities to be used to fully repay or replace our existing $250-million Credit Facility and provide incremental liquidity, and (2) an offer to exchange our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014 for new debt or equity securities.    On October 1, 2008 we agreed with our lenders on an amendment to our Credit Facility which included a waiver, effective as of September 28, 2008, of compliance with certain financial condition covenants through October 31, 2008.  The amendment waived any potential event of default for failure to meet the financial condition covenants.   Effective November 1, 2008, upon the expiration of that waiver, we are in default of the financial condition covenants under the Credit Facility.  On November 1, 2008 we entered into a Forbearance Agreement with our Credit Facility lenders.  Under the Forbearance Agreement, our lenders agreed that they will not exercise their rights and remedies in respect of the existing financial condition covenant defaults under the Credit Facility, including accelerating the maturity of outstanding borrowings, through December 10, 2008 subject to the Company's compliance with the terms and conditions of the Forbearance Agreement.

We anticipate that as a result of our failure to meet certain financial condition covenants of the Credit Facility the lenders under the Credit Facility will issue a payment blockage notice which will prevent us from making the scheduled interest payment on our senior subordinated note due on November 15, 2008.  Issuance of such notice is permitted by the subordination provisions governing our senior subordinated notes.  Neither the issuance of such notice nor the existing default under the Credit Facility gives the holders of our senior subordinated notes a right to accelerate payment of the notes.  A failure to pay interest on the notes that continues for thirty days would, however, constitute an Event of Default under the terms of the notes and would give the holders of our notes the right to accelerate the payment thereof.

On October 1, 2008 we announced that the holders of more than 70 percent of the principal amount of our outstanding 10-3/8% Sterling-denominated senior subordinated notes due in 2011 and our 7% euro-denominated senior subordinated notes due in 2014 had formed an ad hoc committee and retained a third party financial advisor.  We continue to be actively engaged in constructive discussions with members of the ad hoc committee, as well as their advisor, about financial restructuring alternatives that the Company expects would, if successfully implemented, address our short- and long-term financing, capital structure and operational needs.  The alternatives currently under consideration would likely reduce the value of our existing common stock to nominal or no value and possibly impair the creditors' investment in certain of our debt obligations.  Discussions with these bondholders and their financial advisor are progressing and ongoing, but there can be no guarantee that a final agreement will be reached.  Our restructuring activities may require that we seek the protection of U.S. bankruptcy laws for Chesapeake and, possibly, certain of its U.S. subsidiaries.  Currently, we do not expect our U.K. or other foreign subsidiaries to be involved in administration or other similar proceedings and, accordingly, we expect to be able to continue to provide our customers and suppliers with our normal level of service and performance.

There can be no guarantee that any restructuring or refinancing plan will be successfully implemented.  Failure to successfully implement a restructuring or refinancing plan or otherwise address compliance issues under the Credit Facility within the timeframe permitted by the Forbearance Agreement would have a material adverse effect on our business, results of operations and financial position and would materially affect our ability to continue as a going concern.  If we do not comply with the terms of the Forbearance Agreement, the lenders under the Credit Facility could require immediate payment of all amounts outstanding under the Credit Facility and terminate their commitments to lend under the Credit Facility.  Pursuant to cross-default provisions in many of the instruments that govern other outstanding indebtedness, including our senior subordinated notes due in 2011 and 2014, an acceleration of the maturity of the borrowings under our Credit Facility could require immediate payment of substantially all of our other outstanding indebtedness.  Due to the fact that such acceleration has not occurred, we continue to classify our other outstanding indebtedness with maturities in excess of one year from the balance sheet date as long-term liabilities.  Further, the Company currently lacks access to alternative sources of liquidity that would be necessary to repay the amounts due under our Credit Facility at its maturity, or sooner, if accelerated in accordance with the terms of the Credit Facility or through cross-default provisions of certain of our other indebtedness.  Failure to successfully implement a restructuring or refinancing plan or otherwise address access to alternative sources of liquidity raises substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from an adverse outcome of these uncertainties.

New York Stock Exchange (“NYSE”) Delisting

On October 2, 2008 the NYSE issued a press release announcing its decision to suspend our common stock from trading on the NYSE prior to the market opening on October 8, 2008.  The decision to suspend trading and initiate delisting procedures was a result of our not satisfying the NYSE’s continued listing standard for average global market capitalization over a consecutive 30 day trading period of not less than $25 million.

Beginning October 8, 2008 our common stock no longer traded on the NYSE and is quoted on the OTC Bulletin Board with a trading symbol of CSKE.

On October 31, 2008, the NYSE notified the Securities and Exchange Commission of its intention to remove the Company's common stock from listing and registration at the opening of business on November 10, 2008.

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

On July 15, 2008, our U.K. subsidiary agreed with the Trustee of the Plan on an Amended Recovery Plan.  Under the terms of the Amended Recovery Plan, the Plan Trustee agreed to accept annual supplemental payments of £6 million over and above those needed to cover benefits and expenses until the earlier of (a) 2021 or (b) the Plan attaining 100% funding on an on-going basis after 2014, and has waived the requirement for the additional supplementary contribution due on or before July 15, 2008 to achieve an interim funding level of 90%.  Our U.K. subsidiary has agreed, subject to certain terms and conditions, to grant to the Plan fixed equitable and floating charges on assets of the U.K. subsidiary and its subsidiaries in the United Kingdom and the Republic of Ireland securing an amount not to exceed the Plan funding deficit on a scheme-specific basis. The security being granted to the Plan Trustee will be subordinated to the security given to the lenders under our Credit Facility.  Our subsidiary’s agreement with the Plan Trustee also includes provisions for releases of the Plan Trustee’s security interest under certain conditions in the event of the sale, transfer or other disposal of assets over which the Plan Trustee holds a security interest and upon the Plan Trustee’s receipt of agreed cash payments to the Plan in addition to those described above.  Our U.K. subsidiary has made the £6 million supplemental payment to the Plan due for 2008.

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

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following:  “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect” and words or phrases of similar import.  Changes in the following important factors, among others, could cause Chesapeake’s actual results to differ materially from those expressed in any such forward-looking statements:  our inability to realize the full extent of the expected savings or benefits from restructuring or cost savings initiatives, and to complete such activities in accordance with their planned timetables and within their expected cost ranges; the effects of competitive products and pricing; changes in production costs, particularly for raw materials such as folding carton and plastics materials, and our ability to pass through increases in raw material costs to our customers; fluctuations in demand; possible recessionary trends in U.S. and global economies; changes in governmental policies and regulations; changes in interest rates and credit availability; changes in actuarial assumptions related to our pension and postretirement benefits plans; changes in our liabilities and cash funding obligations associated with our defined benefit pension plans; our ability to refinance our outstanding debt prior to the expiration of any applicable forbearance or other agreement with applicable lenders, which raises substantial doubt about our ability to continue as a going concern; our ability to raise capital because of our reduction or lack of liquidity due to the delisting on the NYSE; fluctuations in foreign currency exchange rates; and other risks that are detailed from time to time in reports filed by Chesapeake with the Securities and Exchange Commission.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 28, 2008. Based upon that evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 28, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock has been delisted from the NYSE

On October 2, 2008 the NYSE issued a press release announcing its decision to suspend our common stock from trading on the NYSE prior to the market opening on October 8, 2008.  The decision to suspend trading and initiate delisting procedures was a result of our not satisfying the NYSE’s continued listing standard for average global market capitalization over a consecutive 30 day trading period of not less than $25 million.

Beginning October 8, 2008 our common stock no longer traded on the NYSE and is quoted on the OTC Bulletin Board with a trading symbol of CSKE.

On October 31, 2008, the NYSE notified the Securities and Exchange Commission of its intention to remove the Company's common stock from listing and registration at the opening of business on November 10, 2008.

The delisting may cause a reduction in the liquidity of an investment in our common stock, and could reduce the ability of holders of our securities to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed.  This lack of liquidity also could make it more difficult for us to raise capital in the future.

Certain matters raise substantial doubt about our ability to continue as a going concern.

We have suffered recurring losses and, following the expiration of the waiver from our lenders on October 31, 2008, we are in default of certain financial condition covenants under our Credit Facility.   Our lenders have agreed not to exercise remedies based on such default through December 10, 2008, but the forbearance period is subject to earlier termination if we do not comply with the terms of the agreement.  These factors raise substantial doubt about our ability to continue as a going concern.  Doubts concerning our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements and make it more difficult to obtain required financing on favorable terms, if at all.  Such an outcome may have a material adverse effect on our business, financial condition and results of operations.

If we are not able to raise sufficient additional capital or negotiate appropriate modifications or extensions to our existing debt arrangements, including the Credit Facility, the Company will not be able to fund on-going operations.  The current economic and business environment makes the ability to access the capital markets and obtain new financing especially difficult.  In such an event, we will be required to pursue alternatives, which could include proceedings under the protection of bankruptcy laws, which could result in the loss of your investment in our common stock.

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
4.1
Amendment No. 7 dated July 15, 2008 to the Second Amended and Restated Credit Agreement dated February 23, 2004 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008)

	4.2	Amendment No. 8 dated as of September 28, 2008 to the Second Amended and Restated Credit Agreement dated February 23, 2004, filed herewith
10.1
Order and Consent Decree in the matter of Philip Morris USA v. Chesapeake Corporation and WTM I Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008)

	10.2	Field Group Pension Plan Recovery Plan (Revised July 2008), dated July 15, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008)
	18.1	Letter from PricewaterhouseCoopers LLP regarding Change in Accounting Principles (filed as Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008)
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE CORPORATION
(Registrant)

Date: November 12, 2008	BY:	/s/ Guy N. A. Faller
Guy N. A. Faller
Controller
(Principal Accounting Officer)